Form 10-Q
period 2014-03-31
TAUBMAN CENTERS INC
filed 2014-04-30
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014
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

☐ Yes ☒ No

As of April 29, 2014 there were outstanding 63,262,891 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2014	December 31 2013
Assets (Note 2):
Properties	$4,191,823	$4,485,090
Accumulated depreciation and amortization	(1,420,745)	(1,516,982)
	$2,771,078	$2,968,108
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	326,905	327,692
Cash and cash equivalents	178,138	40,993
Restricted cash (Note 5)	48,083	5,046
Accounts and notes receivable, less allowance for doubtful accounts of $1,797 and $1,934 in 2014 and 2013	57,064	73,193
Accounts receivable from related parties	2,967	1,804
Deferred charges and other assets (Note 2)	161,865	89,386
Total Assets	$3,546,100	$3,506,222

Liabilities (Note 2):
Notes payable (Note 5)	$2,580,033	$3,058,053
Accounts payable and accrued liabilities	283,718	292,280
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Notes 2 and 4)	408,602	371,549
	$3,272,353	$3,721,882
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Equity (Note 6):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,127,250 and 25,151,069 shares issued and outstanding at March 31, 2014 and December 31, 2013	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at March 31, 2014 and December 31, 2013

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at March 31, 2014 and December 31, 2013 (Note 6)

Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,262,045 and 63,101,614 shares issued and outstanding at March 31, 2014 and December 31, 2013	633	631
Additional paid-in capital	798,705	796,787
Accumulated other comprehensive income (loss) (Note 13)	(12,719)	(8,914)
Dividends in excess of net income	(573,755)	(908,656)
	$212,889	$(120,127)
Noncontrolling interests (Note 7)	60,858	(95,533)
	$273,747	$(215,660)
Total Liabilities and Equity	$3,546,100	$3,506,222

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2014	2013
Revenues:
Minimum rents	$97,890	$102,309
Percentage rents	4,662	5,628
Expense recoveries	62,709	64,037
Management, leasing, and development services	2,505	3,382
Other	7,012	7,901
	$174,778	$183,257
Expenses:
Maintenance, taxes, utilities, and promotion	$47,941	$46,557
Other operating	15,496	16,163
Management, leasing, and development services	1,285	2,026
General and administrative	11,537	12,236
Interest expense	26,130	34,452
Depreciation and amortization	35,118	37,022
	$137,507	$148,456
Nonoperating income	1,103	2,237
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$38,374	$37,038
Income tax expense (Note 3)	(699)	(1,028)
Equity in income of Unconsolidated Joint Ventures (Note 4)	12,068	10,346
Income before gain on dispositions, net of tax	$49,743	$46,356
Gain on dispositions, net of tax (Note 2)	476,414
Net income	$526,157	$46,356
Net income attributable to noncontrolling interests (Note 7)	(150,780)	(14,570)
Net income attributable to Taubman Centers, Inc.	$375,377	$31,786
Distributions to participating securities of TRG (Note 9)	(468)	(442)
Preferred stock dividends (Note 6)	(5,784)	(3,600)
Net income attributable to Taubman Centers, Inc. common shareowners	$369,125	$27,744

Net income	$526,157	$46,356
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	(5,512)	432
Cumulative translation adjustment	(3,186)	(2,859)
Reclassification adjustment for amounts recognized in net income	3,304	375
	$(5,394)	$(2,052)
Comprehensive income	$520,763	$44,304
Comprehensive income attributable to noncontrolling interests	(149,212)	(14,030)
Comprehensive income attributable to Taubman Centers, Inc.	$371,551	$30,274

Basic earnings per common share (Note 11)	$5.84	$0.44

Diluted earnings per common share (Note 11)	$5.74	$0.43

Cash dividends declared per common share	$0.5400	$0.5000

Weighted average number of common shares outstanding – basic	63,165,611	63,415,922

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(10,801)		10,801
Issuance of Series K Preferred Stock, net of offering costs (Note 6)	6,800,000				164,389				164,389
Share-based compensation under employee and director benefit plans (Note 9)			357,022	4	603				607
Tax impact of share-based compensation (Note 3)					80				80
Adjustments of noncontrolling interests (Note 7)					(55)	4		51	—
Contributions from noncontrolling interests								1,049	1,049
Dividends and distributions							(35,908)	(14,000)	(49,908)
Other							(41)		(41)
Net income							31,786	14,570	46,356
Other comprehensive income (Note 13):
Unrealized gain on interest rate instruments and other						289		143	432
Cumulative translation adjustment						(2,043)		(816)	(2,859)
Reclassification adjustment for amounts recognized in net income						242		133	375
Balance, March 31, 2013	39,816,898	$25	63,677,971	$637	$822,088	$(23,572)	$(895,446)	$(88,178)	$(184,446)

Balance, January 1, 2014	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(25,250)		25,250						—
Repurchase of common stock (Note 6)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 9)			135,447	2	1,798				1,800
Tax impact of share-based compensation (Note 3)					52				52
Adjustments of noncontrolling interests (Note 7)					(6)	21		(15)	—
Contributions from noncontrolling interests								22,345	22,345
Dividends and distributions							(40,424)	(15,161)	(55,585)
Other	1,431				91		(52)	10	49
Net income							375,377	150,780	526,157
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(3,882)		(1,630)	(5,512)
Cumulative translation adjustment						(2,280)		(906)	(3,186)
Reclassification adjustment for amounts recognized in net income						2,336		968	3,304
Balance, March 31, 2014	39,627,250	$25	63,262,045	$633	$798,705	$(12,719)	$(573,755)	$60,858	$273,747

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2014	2013
Cash Flows From Operating Activities:
Net income	$526,157	$46,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,118	37,022
Provision for bad debts	240	1,051
Gain on sale of peripheral land		(863)
Gain on sale of marketable securities (Note 12)		(1,323)
Gain on dispositions (Note 2)	(486,620)
Other	4,138	3,616
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(2,802)	8,036
Accounts payable and other liabilities	(13,717)	(3,710)
Net Cash Provided By Operating Activities	$62,514	$90,185

Cash Flows From Investing Activities:
Additions to properties	$(64,845)	$(59,378)
Proceeds from sale of peripheral land		6,916
Proceeds from sale of marketable securities		2,493
Proceeds from dispositions, net of transaction costs (Note 2)	385,598
Cash in escrow related to center construction projects (Note 5)	(44,992)
Repayments of notes receivable	7,345	166
Collection and release of TCBL related proceeds		12,903
Contributions to Unconsolidated Joint Ventures (Note 2)	(11,767)	(2,864)
Distributions from Unconsolidated Joint Ventures in excess of income	9,350	2,865
Net Cash Provided By (Used In) Investing Activities	$280,689	$(36,899)

Cash Flows From Financing Activities:
Debt proceeds		$98,571
Debt payments	$(170,406)	(216,543)
Debt issuance costs		(6,408)
Repurchase of common stock (Note 6)	(17)
Issuance of common stock and/or partnership units in connection with incentive plans	(2,395)	(3,357)
Issuance of Series K Preferred Stock, net of offering costs		164,389
Distributions to noncontrolling interests	(15,161)	(14,000)
Distributions to participating securities of TRG	(468)	(442)
Contributions from noncontrolling interests	22,345	1,049
Cash dividends to preferred shareowners	(5,784)	(3,128)
Cash dividends to common shareowners	(34,172)	(31,744)
Net Cash Used In Financing Activities	$(206,058)	$(11,613)

Net Increase In Cash and Cash Equivalents	$137,145	$41,673

Cash and Cash Equivalents at Beginning of Period	40,993	32,057

Cash and Cash Equivalents at End of Period	$178,138	$73,730

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2014 included 24 operating urban and suburban shopping centers in 12 states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into China and South Korea, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a variable interest entity and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have approval rights over annual operating budgets, capital spending, refinancing, or sale of the property.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of March 31, 2014. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock. See "Note 6 - Equity Transactions" for further details on the Series K Preferred Stock issuance in 2013.

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

Outstanding voting securities of the Company at March 31, 2014 consisted of 25,127,250 shares of Series B Preferred Stock and 63,262,045 shares of common stock.

The Operating Partnership

At March 31, 2014, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at March 31, 2014 consisted of a 72% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 2014 and 2013 was 72% and 71%, respectively. At March 31, 2014, the Operating Partnership had 88,407,745 partnership units outstanding, of which the Company owned 63,262,045 units.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions, Dispositions, and Developments

Acquisitions

Purchase of U.S. Headquarters Building

In February 2014, the Company purchased the U.S. headquarters building located in Bloomfield Hills, Michigan for approximately $16.1 million from an affiliate of the Taubman family. In exchange for the building, the Company assumed the $17.4 million, 5.90% fixed rate loan on the building, issued 1,431 Operating Partnership units (and a corresponding number of shares of Series B Preferred Stock), and received $1.4 million in escrowed and other cash from the affiliate. As of March 31, 2014, the book value of the loan assumed was $18.1 million, which includes a purchase accounting adjustment of $0.7 million premium to record the loan at fair value. The purchase accounting premium is being amortized as a reduction to interest expense over the remaining term of the loan which matures April 1, 2015.

Redemption of Joint Venture Outlet Interest

In September 2013, the Company redeemed the outlet joint venture partner's 10% interest, which increased the Company's ownership to 100%. See "Note 7 - Noncontrolling Interests" for further details on the redemption.

Dispositions

International Plaza

In January 2014, the Company sold a total of 49.9% of the Company's interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain of $367 million (net of tax of $10.2 million) was recognized as a result of the transaction. The disposition decreased the Company's ownership in the center to a noncontrolling 50.1% interest, which is accounted for under the equity method subsequent to the acquisition.

Arizona Mills

In January 2014, the Company completed the sale of its 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group. The consideration, excluding transaction costs, consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units received was determined based on a value of $154.91 per unit. The fair value of the partnership units recognized for accounting purposes was $77.7 million, after considering the one-year restriction on the sale of these partnership units. The Company's investment in the partnership units is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. As a result of the sale, the Company was relieved of its $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. A gain of $109 million was recognized as a result of the transaction.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Development

International Market Place

In March 2014, the Company broke ground on International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii. Construction of the center is expected to begin later this summer. The center will be anchored by Saks Fifth Avenue and is expected to open in spring 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of March 31, 2014, the Company's capitalized costs for the project were $33.2 million ($31.1 million at TRG's share).

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center, is under construction in Sarasota, Florida. The Company owns a 50% interest in the project. The center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's and is expected to open in October 2014. As of March 31, 2014, the Company had invested $106.3 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. The Company owns 80% of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in March 2015. As of March 31, 2014, the Company had capitalized costs of $202.0 million ($162.3 million at TRG's share).

Asia

CityOn.Zhengzhou

In 2013, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center to be located in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in late 2015. As of March 31, 2014, the Company had invested $39.3 million in the project, after cumulative currency translation adjustments. The investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Xi'an

In 2012, the Company formed a joint venture with Wangfujing. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in late 2015. As of March 31, 2014, the Company had invested $55.5 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Hanam Union Square

In 2011, the Company partnered with Shinsegae Group, South Korea's largest retailer, to build an approximately 1.7 million square foot shopping mall in Hanam, Gyeonggi Province, South Korea. The Company has a 30% interest in the development, which is scheduled to open in late 2016. As of March 31, 2014, the Company had invested $99.7 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three months ended March 31, 2014 and 2013 was as follows:

	2014	2013
State current	$242	$156
Federal current	51	152
Federal deferred	193	366
Foreign current	217	400
Foreign deferred	(4)	(46)
Total income tax expense	$699	$1,028

In addition to the above, the Company incurred $10.2 million of tax resulting from the sale of interests in International Plaza in January 2014. The tax on the sale was classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income.

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013 were as follows:

	2014	2013
Deferred tax assets:
Federal	$1,135	$2,746
Foreign	1,816	1,821
State	502	527
Total deferred tax assets	$3,453	$5,094
Valuation allowances	(1,778)	(1,831)
Net deferred tax assets	$1,675	$3,263
Deferred tax liabilities:
Federal	$602	$602
Foreign	468	449
State	107	107
Total deferred tax liabilities	$1,177	$1,158

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

The Company realized a tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards of $0.1 million during the three months ended March 31, 2014 and 2013. This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the sole direct or indirect managing general partner or managing member of Fair Oaks, International Plaza, Stamford Town Center, Sunvalley, and Westfarms. The Operating Partnership also provides certain management, leasing, and/or development services to the other shopping centers noted below.

Shopping Center	Ownership as of March 31, 2014 and December 31, 2013
Arizona Mills (1)	0/50%
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50
Hanam Union Square (under construction)	Note 2
International Plaza (2)	50.1/100
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center (under construction)	Note 2
Waterside Shops	50
Westfarms	79

(1)	In January 2014, the Company disposed of its 50% interest in Arizona Mills (Note 2). Prior to the disposition, Arizona Mills was accounted for as an Unconsolidated Joint Venture.

(2)
In January 2014, the Company sold a total of 49.9% of its interests in the entity that owns International Plaza. The disposition decreased the Company's ownership in the center to a noncontrolling 50.1% interest (Note 2). Prior to the disposition, International Plaza was accounted for as a consolidated center.

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

The estimated fair value of the Unconsolidated Joint Ventures’ mortgage notes payable was $1.7 billion at March 31, 2014 and $1.5 billion at December 31, 2013. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of March 31, 2014 excluded the balances of Hanam Union Square, CityOn.Xi'an, and CityOn.Zhengzhou, which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	March 31 2014	December 31 2013
Assets:
Properties	$1,435,623	$1,305,658
Accumulated depreciation and amortization	(525,829)	(478,820)
	$909,794	$826,838
Cash and cash equivalents	17,297	28,782
Accounts and notes receivable, less allowance for doubtful accounts of $1,089 and $977 in 2014 and 2013	33,770	33,626
Deferred charges and other assets	32,102	28,095
	$992,963	$917,341

Liabilities and accumulated deficiency in assets:
Notes payable	$1,732,021	$1,551,161
Accounts payable and other liabilities	65,022	70,226
TRG's accumulated deficiency in assets	(461,276)	(412,204)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(342,804)	(291,842)
	$992,963	$917,341

TRG's accumulated deficiency in assets (above)	$(461,276)	$(412,204)
TRG's investment in properties under development (Note 2)	194,557	193,306
TRG basis adjustments, including elimination of intercompany profit	128,600	118,132
TCO's additional basis	56,422	56,909
Net investment in Unconsolidated Joint Ventures	$(81,697)	$(43,857)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	408,602	371,549
Investment in Unconsolidated Joint Ventures	$326,905	$327,692

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2014	2013
Revenues	$77,225	$67,551
Maintenance, taxes, utilities, promotion, and other operating expenses	$24,998	$21,491
Interest expense	18,147	17,197
Depreciation and amortization	10,858	9,319
Total operating costs	$54,003	$48,007
Nonoperating income	2	8
Net income	$23,224	$19,552

Net income attributable to TRG	$12,758	$10,946
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	(203)	(113)
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$12,068	$10,346

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$29,090	$26,031
Interest expense	(9,844)	(9,376)
Depreciation and amortization	(7,178)	(6,309)
Equity in income of Unconsolidated Joint Ventures	$12,068	$10,346

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), The Mall at Wellington Green (10%), and MacArthur Center (5%).

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
March 31, 2014	$2,580,033		$1,732,021	$2,413,590	$959,043
December 31, 2013	3,058,053		1,551,161	2,891,592	868,942

Capitalized interest:
Three Months Ended March 31, 2014	$5,392	(1)	$768	$5,173	$384
Three Months Ended March 31, 2013	3,027	(1)	6	2,929	3

Interest expense:
Three Months Ended March 31, 2014	$26,130		$18,147	$24,066	$9,844
Three Months Ended March 31, 2013	34,452		17,197	32,289	9,376

(1)
The Company capitalizes interest costs incurred in funding its equity contributions to development projects accounted for as Unconsolidated Joint Ventures. The capitalized interest cost is included in the Company's basis in its investment in Unconsolidated Joint Ventures. Such capitalized interest reduces interest expense in the Company's Consolidated Statement of Operations and Comprehensive Income and in the table above is included within Consolidated Subsidiaries.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Financings

In April 2014, a construction facility was completed for The Mall of San Juan (Note 15).

In March 2014, the maturity date on the Company's $65 million secondary revolving line of credit was extended through April 2016. All significant terms of the credit facility agreement remain unchanged as a result of the extension.

In January 2014, the Company used a portion of the proceeds from the sale of the total of 49.9% interests in the entity that owns International Plaza (Note 2) to pay off the $99.5 million mortgage note payable on Stony Point Fashion Park that was scheduled to mature in June 2014.

Debt Covenants

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and The Mall at University Town Center construction facility: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. The corporate minimum fixed charge coverage ratio is the the Company’s most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of March 31, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Other

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The maximum amount of the construction facility is $225 million. The outstanding balance of the Mall at University Town Center construction financing facility as of March 31, 2014 was $96.9 million. Accrued but unpaid interest as of March 31, 2014 was $0.1 million. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. In addition, the Operating Partnership has provided a limited guarantee as to the completion of construction of the center. The center is expected to open in October 2014 and the Company believes the likelihood of a payment under the guarantees to be remote.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of March 31, 2014 and December 31, 2013, the Company’s cash balances restricted for these uses were $48.1 million and $5.0 million. The Company is required under certain debt agreements to escrow cash for certain major construction projects. As of March 31, 2014, restricted cash associated with these major construction projects was $45.0 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of March 31, 2014, the Company repurchased 787,071 shares of its common stock at an average price of $66.45 per share for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

In March 2013, the Company issued 6,800,000 shares of 6.25% Series K Preferred Stock. Net proceeds from the offering were $164.4 million, net of offering costs of $5.6 million.

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as May 2015) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at March 31, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at March 31, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of March 31, 2014 and December 31, 2013 included the following:

	2014	2013
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(13,424)	$(37,191)
Noncontrolling interests in partnership equity of TRG	74,282	(58,342)
	$60,858	$(95,533)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended March 31, 2014 and March 31, 2013 included the following:

	2014	2013
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$3,118	$2,782
Noncontrolling share of income of TRG	147,662	11,788
	$150,780	$14,570

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2014 and March 31, 2013:

	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners	$369,125	$27,744
Transfers (to) from the noncontrolling interest –
Decrease in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	(6)	(55)
Net transfers (to) from noncontrolling interests	(6)	(55)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$369,119	$27,689

(1)
In 2014 and 2013, adjustments of noncontrolling interests were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9), issuances of stock pursuant to the Continuing Offer (Note 10), and stock repurchases (Note 6).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2014, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owner's interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $400 million at March 31, 2014, compared to a book value of $(18.3) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	95%	128,849	2.62%	2.35%		4.97%		September 2020
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	137,500	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	137,500	2.40%	1.70%		4.10%		April 2018

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $475 million TRG Term Loan. The credit spread on this loan can also vary within a range of 1.35% to 1.90%, depending on the Company's leverage ratio at the measurement date.

(2)
The notional amount of the swap is equal to the outstanding principal balance of the loan on MacArthur Center. The swap was novated to a different lender in February 2014 and consequently, was redesignated for hedge accounting purposes. Ineffectiveness recorded on the hedge reduces the effective rate of the loan to 4.97%, with the paid rate being 4.99%.

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

The Company expects that approximately $13.3 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

During the three months ended March 31, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center, which was classified as Nonoperating Income on the Consolidated Statement of Operations and Comprehensive Income. For the three months ended March 31, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(2,451)	$1,281	Interest Expense	$(2,536)	$(793)
Interest rate contracts – UJVs	243	652	Equity in Income of UJVs	(768)	(754)
Total derivatives in cash flow hedging relationships	$(2,208)	$1,933		$(3,304)	$(1,547)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiaries			Interest Expense		$(151)
Interest rate contract – UJVs			Equity in Income of UJVs
Total realized losses on settled cash flow hedges				$—	$(151)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013.

		Fair Value
	Consolidated Balance Sheet Location	March 31 2014	December 31 2013
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets	$122	$1,543
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(4,411)	$(3,418)
Interest rate contracts – UJV's	Investment in UJVs	(5,695)	(5,938)
Total liabilities designated as hedging instruments		$(10,106)	$(9,356)

Contingent Features

Three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. Three of the Company’s outstanding derivatives contain provisions that state if the Operating Partnership defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. As of March 31, 2014, the Company is not in default on any indebtedness that would trigger a credit risk related default on its current outstanding derivatives.

As of March 31, 2014 and December 31, 2013, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $10.1 million and $9.4 million, respectively. As of March 31, 2014 and December 31, 2013, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 12 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $3.6 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

Options

A summary of option activity for the three months ended March 31, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2014	563,436	$43.81	2.6	$31.31	-	$55.90
Exercised	—
Outstanding at March 31, 2014	563,436	$43.81	2.4	$31.31	-	$55.90

Fully vested options at March 31, 2014	563,436	$43.81	2.4

No options were granted during the three months ended March 31, 2014.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $15.2 million as of March 31, 2014.

No options were exercised in the three months ended March 31, 2014. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $3.6 million. Cash received from option exercises for the three months ended March 31, 2013 was $2.9 million.

As of March 31, 2014, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

Performance Share Units

In March 2014, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017 if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant dates less the present value of the expected dividends during the vesting periods, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.70% and a measurement period of approximately three years. The resulting weighted average grant-date fair value was $93.07 per PSU.

A summary of PSU activity for the three months ended March 31, 2014 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	234,863		$139.18
Vested	(43,858)	(1)	85.40
Granted	49,157		93.07
Outstanding at March 31, 2014	240,162		$139.57

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the three months ended March 31, 2014 equaled 172% of the number of PSU awards vested in the table above.

None of the PSU outstanding at March 31, 2014 were vested. As of March 31, 2014, there was $20.8 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.5 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

In March 2014, Restricted Share Units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The units vest in March 2017, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the values of these RSU using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.70%. The result of the Company’s valuation was a weighted average grant-date fair value of $63.95 per RSU.

In March 2014, the Company also granted a limited number of additional RSU that represent the right to receive upon vesting one share of the Company’s common stock. The units have staggered vesting dates from March 2015 to March 2017, if continuous service has been provided through those periods, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting periods. The Company estimated the value of these additional RSU using the Company's common stock price at the grant date deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.13% to 0.71%. The result of the Company's valuation was a weighted average grant-date fair value of $66.19 per RSU.

A summary of RSU activity for the three months ended March 31, 2014 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	269,899	$62.00
Vested	(93,054)	50.23
Granted (three-year vesting)	106,540	63.95
Granted (staggered vesting)	8,505	66.19
Forfeited	(1,007)	59.59
Outstanding at March 31, 2014	290,883	$66.61

None of the RSU outstanding at March 31, 2014 were vested. As of March 31, 2014, there was $12.4 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.2 years.

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

Based on a market value at March 31, 2014 of $70.79 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.7 billion. The purchase of these interests at March 31, 2014 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to personal injury claims. We believe the Company's insurance policy terms and conditions and limits are appropriate and adequate given the relative risk of loss and industry practice. There are, however, certain types of losses, such as punitive damage awards, that may not be covered by insurance, and not all potential losses are insured against.

Other

See Note 5 for the Operating Partnership's guarantees of certain notes payable relating to an Unconsolidated Joint Venture, Note 7 for contingent features relating to certain joint venture agreements, Note 8 for contingent features relating to derivative instruments, and Note 9 for obligations under existing share-based compensation plans.

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

	Three Months Ended March 31
	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$369,125	$27,744
Impact of additional ownership of TRG	3,055	152
Diluted	$372,180	$27,896

Shares (Denominator) – basic	63,165,611	63,415,922
Effect of dilutive securities	1,655,992	1,154,890
Shares (Denominator) – diluted	64,821,603	64,570,812

Earnings per common share - basic	$5.84	$0.44
Earnings per common share – diluted	$5.74	$0.43

The calculation of diluted earnings per share in certain periods excluded certain potential common stock including outstanding partnership units and unissued partnership units under a unit option deferral election, both of which may be exchanged for common shares of the Company under the Continuing Offer. The table below presents the potential common stock excluded from the calculation of diluted earnings per share as they were anti-dilutive in the period presented.

	Three Months Ended March 31
	2014	2013
Weighted average noncontrolling partnership units outstanding	4,338,681	4,658,409
Unissued partnership units under unit option deferral elections		871,262

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

Other

The Company's valuation of an insurance deposit utilizes unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore falls into Level 1 of the fair value hierarchy.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2014 Using		Fair Value Measurements as of December 31, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$12,075		$12,225
Derivative interest rate contracts (Note 8)		$122		$1,543
Total assets	$12,075	$122	$12,225	$1,543

Derivative interest rate contract (Note 8)		$(4,411)		$(3,418)
Total liabilities		$(4,411)		$(3,418)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

In January 2014, the Company completed the sale of its 50% interest in Arizona Mills to Simon Property Group (SPG) (Note 2). As part of the consideration from the sale, the Company received 555,150 partnership units in Simon Property Group Limited Partnership. The fair value of the partnership units, derived from SPG's common stock price after considering the one-year restriction on the sale of the units, and therefore falling into Level 2 of the fair value hierarchy, was $83.9 million at March 31, 2014. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at March 31, 2014.

Community Development District Obligation

The owner of one shopping center pays annual special assessment levies of a Community Development District (CDD), which provided certain infrastructure assets and improvements. As the amount and period of the special assessments were determinable, the Company capitalized the infrastructure assets and improvements and recognized an obligation for the future special assessments to be levied. At March 31, 2014 and December 31, 2013, the book value of the infrastructure assets and improvements, net of depreciation, was $37.4 million and $37.8 million, respectively. The related obligation is classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet and had a balance of $59.7 million at March 31, 2014 and December 31, 2013. The fair value of this obligation, obtained from quoted market prices and therefore falling into Level 1 of the fair value hierarchy, was $59.7 million at March 31, 2014 and $59.8 million at December 31, 2013.

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2014 and December 31, 2013, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed for acquisitions, an additional 1.00% credit spread was added to the discount rate at March 31, 2014 and December 31, 2013, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2014 or December 31, 2013. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at March 31, 2014 and December 31, 2013 were as follows:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,580,033	$2,640,266	$3,058,053	$3,107,119

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2014 by$47.7 million or 1.8%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31, 2014 as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2014	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income/(loss) before reclassifications	(2,280)	(3,882)	(6,162)	(906)	(1,630)	(2,536)
Amounts reclassified from AOCI		2,336	2,336		968	968
Net current period other comprehensive income/(loss)	$(2,280)	$(1,546)	$(3,826)	$(906)	$(662)	$(1,568)
Adjustments due to changes in ownership	5	16	21	(5)	(16)	(21)
March 31, 2014	$2,765	$(15,484)	$(12,719)	$1,100	$5,463	$6,563

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31, 2013 as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2013	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income/(loss) before reclassifications	(2,043)	289	(1,754)	(816)	143	(673)
Amounts reclassified from AOCI		242	242		133	133
Net current period other comprehensive income/(loss)	$(2,043)	$531	$(1,512)	$(816)	$276	$(540)
Adjustments due to changes in ownership	1	3	4	(1)	(3)	(4)
March 31, 2013	$(154)	$(23,418)	$(23,572)	$(61)	$2,012	$1,951

The following table presents reclassifications out of AOCI for the three months ended March 31, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,536	Interest Expense
Realized loss on interest rate contracts - UJVs	768	Equity in Income of UJVs
Total reclassifications for the period	$3,304

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the three months ended March 31, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$944	Interest Expense
Realized loss on interest rate contracts - UJVs	754	Equity in Income of UJVs
Realized gain on sale of securities (Note 12)	(1,323)	Nonoperating Income, net
Total reclassifications for the period	$375

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

The following non-cash investing and financing activities occurred during the three months ended March 2014 and March 2013. This table excludes any non-cash adjustments of noncontrolling interests as a result of equity transactions (Note 7).

	Three Months Ended March 31
	2014	2013
Issuance of a note receivable in connection with the sale of peripheral land		$7,411
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)	$77,700
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)	91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)	18,215
Other non-cash additions to properties	43,664	16,090

Other non-cash additions to properties primarily represent accrued construction and tenant allowance costs. Various assets and liabilities were also adjusted upon the disposition of interests in International Plaza and the deconsolidation of the Company's remaining interest (Note 2).

Note 15 - Subsequent Event

In April 2014, a $320 million construction facility was completed for The Mall of San Juan, a consolidated joint venture. The construction facility has an initial three-year term with two, one-year extension options. The loan is interest only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. The Operating Partnership provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Also, the operations of the shopping centers are often best understood by measuring their performance as a whole, without regard to our ownership interest. Consequently, in addition to the discussion of the operations of the Consolidated Businesses, the operations of the Unconsolidated Joint Ventures are presented and discussed as a whole. The comparability of information used in measuring performance is affected by the opening of Taubman Prestige Outlets Chesterfield (Chesterfield) in August 2013 and the disposition of our interest in Arizona Mills in January 2014 ( See "Results of Operations - Dispositions"). Additional "comparable center" statistics that exclude Chesterfield and Arizona Mills are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2013 have been restated to include comparable centers to 2014. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of operating results for Consolidated Businesses and Unconsolidated Joint Ventures period over period.

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

The operating results in “Results of Operations” include the supplemental earnings measures of Beneficial Interest in EBITDA and Funds from Operations (FFO). Beneficial Interest in EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses. We believe Beneficial Interest in EBITDA generally provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with Generally Accepted Accounting Principles (GAAP)), excluding gains (or losses) from extraordinary items, sales of properties, and impairment write-downs of depreciable real estate, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation.

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

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013.

Current Operating Trends

Our mall tenants reported a 5.7% decrease in sales per square foot in the first quarter of 2014 from the same period in 2013. For the trailing twelve month period ended March 31, 2014, mall tenant sales were $712 per square foot, a 0.7% decrease from $717 per square foot for the trailing twelve month period ended March 31, 2013.

Over the long term, the level of mall tenant sales is the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses, excluding utilities (together, total occupancy costs), that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

Ending occupancy decreased to 89.6% at March 31, 2014 compared to 90.3% at March 31, 2013 for all centers and was 90.3% at both March 31, 2014 and March 31, 2013 for our comparable centers. We continue to expect ending occupancy for comparable centers to be about even with 2013. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. As of March 31, 2014, 3.4% of mall tenant space for all centers was occupied by temporary tenants compared to 3.5% as of March 31, 2013. See “Seasonality” for occupancy and leased space statistics.

Leased space was 92.1% at March 31, 2014, and 92.4% at March 31, 2013 for all centers. For our comparable centers, leased space was 92.6% at March 31, 2014, compared to 92.2% at March 31, 2013. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. Neither statistic includes temporary tenants. We view occupancy as more relevant to operating results as it represents those spaces upon which we are currently collecting rent from permanent tenants. Finally, the spread between leased space and occupied space, at 2.5% this quarter, is consistent with our history of 1% to 3% in the first quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended March 31
	2014 (1)	2013 (1)
Average rent per square foot:
Consolidated Businesses	$47.93	$47.68
Unconsolidated Joint Ventures	55.81	50.78
Combined	50.21	48.46

(1)	Statistics exclude non-comparable centers.

	Trailing 12 Months Ended March 31 (1) (2)
	2014	2013 (3)
Opening base rent per square foot:
Consolidated Businesses	$44.33	$54.46
Unconsolidated Joint Ventures	60.34	64.24
Combined	48.94	56.80
Square feet of GLA opened:
Consolidated Businesses	746,517	881,044
Unconsolidated Joint Ventures	302,192	276,798
Combined	1,048,709	1,157,842
Closing base rent per square foot:
Consolidated Businesses	$44.42	$43.36
Unconsolidated Joint Ventures	43.47	55.26
Combined	44.18	46.49
Square feet of GLA closed:
Consolidated Businesses	769,876	844,749
Unconsolidated Joint Ventures	266,960	301,157
Combined	1,036,836	1,145,906
Releasing spread per square foot:
Consolidated Businesses	$(0.09)	$11.10
Unconsolidated Joint Ventures	16.87	8.98
Combined	4.76	10.31
Releasing spread per square foot growth:
Consolidated Businesses	(0.2)%	25.6%
Unconsolidated Joint Ventures	38.8%	16.3%
Combined	10.8%	22.2%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

(3)	2013 statistics were restated to include centers currently owned and open for the trailing 12 months ending March 31, 2013.

Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 3.6% for this quarter. We continue to expect average rent per square foot for the year to be up by about 4% over 2013. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	2014	2013
	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,335,294	$6,180,095	$1,913,865	$1,405,246	$1,406,196	$1,454,788
Revenues and other nonoperating income (expense):
Consolidated Businesses	175,881	768,502	211,289	193,482	178,237	185,494
Unconsolidated Joint Ventures	77,227	294,714	85,531	71,858	69,766	67,559
Occupancy: (2)
Ending - comparable	90.3%	91.8%	91.8%	91.0%	90.6%	90.3%
Average - comparable	90.8	90.9	91.7	90.8	90.5	90.5
Ending - all centers	89.6	91.7	91.7	90.9	90.7	90.3
Average - all centers	90.2	90.9	91.6	90.8	90.7	90.4
Leased space:
Comparable	92.6%	93.3%	93.3%	92.8%	92.3%	92.2%
All centers	92.1	93.1	93.1	92.6	92.6	92.4

(1)	Based on reports of sales furnished by mall tenants.

(2)
Arizona Mills is included in "all centers" occupancy and leased space statistics prior to March 31, 2014 and Taubman Prestige Outlets Chesterfield is included in "all centers" occupancy and leased space statistics for periods ending December 31, 2013 and March 31, 2014.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2014	2013
	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Consolidated Businesses: (1)
Minimum rents	9.6%	8.3%	6.9%	9.0%	9.0%	8.8%
Percentage rents	0.5	0.6	0.9	0.5	0.1	0.5
Expense recoveries	4.8	4.3	3.8	4.7	4.6	4.4
Mall tenant occupancy costs	14.9%	13.2%	11.6%	14.2%	13.7%	13.7%
Unconsolidated Joint Ventures: (1)
Minimum rents	9.0%	8.1%	6.9%	9.1%	9.0%	7.7%
Percentage rents	0.4	0.5	0.7	0.5	0.3	0.5
Expense recoveries	4.2	4.0	3.8	4.5	4.3	3.8
Mall tenant occupancy costs	13.6%	12.6%	11.4%	14.1%	13.6%	12.0%
Combined: (1)
Minimum rents	9.4%	8.2%	6.9%	9.0%	9.0%	8.5%
Percentage rents	0.5	0.5	0.8	0.5	0.2	0.5
Expense recoveries	4.6	4.3	3.9	4.7	4.4	4.2
Mall tenant occupancy costs	14.5%	13.0%	11.6%	14.2%	13.6%	13.2%

(1)
Arizona Mills is included in mall tenants occupancy costs as a percentage of sales prior to March 31, 2014 and Taubman Prestige Outlets Chesterfield is included in mall tenants occupancy costs as a percentage of sales for the quarters ending December 31, 2013 and March 31, 2014.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the three month periods ended March 31, 2014 and March 31, 2013, or are expected to affect operations in the future.

Dispositions

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain of $367 million (net of tax of $10.2 million) was recognized on the transaction, which represented the excess of the sales price over our book basis in the interests sold. Our book basis in the interests was not impacted by the December 2012 acquisition of an additional interest in the center, which was accounted for as an equity transaction. The disposition decreased our ownership in the center to a noncontrolling 50.1% interest. We now account for our remaining interest in International Plaza under the equity method of accounting.

Also in January 2014, we completed the sale of land in Syosset, New York relating to our former Oyster Bay project, and our 50% interest in Arizona Mills, an Unconsolidated Joint Venture, to Simon Property Group. The consideration, excluding transaction costs, consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units issued was determined based on a value of $154.91 per unit. As a result of the sale, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. A gain of $109 million was recognized on the transaction.

As a result of the above transactions, Funds from Operations (FFO) for 2014 will be unfavorably impacted by approximately $11 million ($0.12 per diluted common share). Excluding the gain on the dispositions, the effect of the transactions on net income allocable to common shareholders (EPS) will be neutral due to the offsetting reduction in depreciation expense. The gain on the dispositions described above is excluded from FFO. See "General Background and Performance Measurement - Use of Non-GAAP Measures" for the definition of FFO.

U.S. Development

In August 2013, a new outlet center, Taubman Prestige Outlets Chesterfield, opened in the western St. Louis suburb of Chesterfield, Missouri. In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business, increasing our ownership to 100%.

Our United States development currently includes three projects that are under construction or are expected to start construction later this year: The Mall at University Town Center, which is scheduled to open in October 2014, The Mall of San Juan, and International Market Place (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we are progressing on our project in Miami, Florida (see "Liquidity and Capital Resources - Capital Spending - New Developments") with construction expected to begin in the fourth quarter of 2014.

Taubman Asia

We have formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, to build a shopping mall, CityOn.Zhengzhou, in Zhengzhou, China. As of March 31, 2014, we had invested $39.3 million in the project, including cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

We have also formed a joint venture with Wangfujing to own an interest in a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza in Xi'an, China. As of March 31, 2014, we had invested $55.5 million in the project, including cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

We have invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. As of March 31, 2014, we had invested $99.7 million, including cumulative currency translation adjustments (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In 2013, we signed an agreement to provide management, leasing, and development services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail, and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China. We will have no ownership interest in the center.

Debt and Equity Transactions

In April 2014, a $320 million construction facility was completed for The Mall of San Juan (see "Liquidity and Capital Resources").

In March 2014, the maturity date on our $65 million secondary revolving line of credit was extended through April 2016 (see "Liquidity and Capital Resources").

In January 2014, we used funds from the sale of a total of 49.9% of our interests in the entity that owns International Plaza to pay off the $99.5 million loan on Stony Point Fashion Park (Stony Point) that was scheduled to mature in June 2014 (See "Liquidity and Capital Resources"). As a result of the sale of 49.9% of our interests in the entity that owns International Plaza in January 2014, we were relieved of $162 million of our beneficial interest in debt (see "Result of Operations - Dispositions").

In January 2014, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale (see "Liquidity and Capital Resources").

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center (See "Liquidity and Capital Resources").

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Purchases of common stock are financed with general corporate funds, and, depending on the amount of purchases and other factors, our revolving lines of credit. As of March 31, 2014, we repurchased 787,071 shares of our common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, an equal number of our Operating Partnership units are redeemed. As of March 31, 2014, $147.7 million remained of the August 2013 authorization.

Center Operations

The NOI of our comparable centers excluding lease cancellation income in the first quarter of 2014 was up 2.0% over the same period in 2013. We continue to estimate that NOI growth excluding lease cancellation income is expected to be about 3% for the year.

For the three months ended March 31, 2014, we recognized our $1.6 million share of lease cancellation income. We continue to expect our share of lease cancellation income to be approximately $4 million for 2014. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is currently greater than our incremental borrowing rate.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table sets forth operating results for the three months ended March 31, 2014 and March 31, 2013, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$97.9	$46.5	$102.3	$40.1
Percentage rents	4.7	2.1	5.6	2.2
Expense recoveries	62.7	27.0	64.0	23.6
Management, leasing, and development services	2.5		3.4
Other	7.0	1.6	7.9	1.7
Total revenues	$174.8	$77.2	$183.3	$67.6
EXPENSES:
Maintenance, taxes, utilities, and promotion	$47.9	$20.0	$46.6	$17.2
Other operating	15.5	4.9	16.2	4.1
Management, leasing, and development services	1.3		2.0
General and administrative	11.5		12.2
Interest expense	26.1	17.9	34.5	16.9
Depreciation and amortization (2)	35.1	11.7	37.0	10.1
Total expenses	$137.5	$54.5	$148.5	$48.3
Nonoperating income	1.1	—	2.2	—
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$38.4	$22.7	$37.0	$19.2
Income tax expense	(0.7)		(1.0)
Equity in income of Unconsolidated Joint Ventures (2)	12.1		10.3
Income before gain on dispositions, net of tax	49.7		46.4
Gain on dispositions, net of tax (3)	$476.4
Net income	$526.2		$46.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(3.1)		(2.8)
Noncontrolling share of income of TRG	(147.7)		(11.8)
Distributions to participating securities of TRG	(0.5)		(0.4)
Preferred stock dividends	(5.8)		(3.6)
Net income attributable to Taubman Centers, Inc. common shareowners	$369.1		$27.7

SUPPLEMENTAL INFORMATION (4):
EBITDA – 100% (5)	$586.2	$52.3	$108.5	$46.2
EBITDA – outside partners' share	(6.3)	(23.2)	(6.1)	(20.2)
Beneficial interest in EBITDA	$579.9	$29.1	$102.5	$26.0
Gain on dispositions	(486.6)
Beneficial interest expense	(24.1)	(9.8)	(32.3)	(9.4)
Beneficial income tax expense - TRG and TCO	(0.7)		(1.0)
Beneficial income tax expense - TCO	0.1		—
Non-real estate depreciation	(0.8)		(0.7)
Preferred dividends and distributions	(5.8)		(3.6)
Funds from Operations contribution	$62.0	$19.2	$64.9	$16.7

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. International Plaza's operations were consolidated through the disposition date. Subsequent to the disposition, the Company's remaining 50.1% interest is accounted for under the equity method of accounting within Unconsolidated Joint Ventures. In addition, Arizona Mills' operations were accounted for under equity method accounting through the disposition in January 2014.

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.2 million in both 2014 and 2013. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2014 and 2013.

(3)
During the three months ended March 31, 2014, the gain on dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project is net of income tax expense of $10.2 million recognized.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)
For the three months ended March 31, 2014, EBITDA includes the Company's $486.6 million (before tax) gain from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the three months ended March 31, 2014 were $174.8 million, a $8.5 million or 4.6% decrease from the comparable period in 2013. Minimum rents decreased due to the reclassification of International Plaza into Unconsolidated Joint Ventures, partially offset by increases in average rent per square foot and occupancy, as well as Chesterfield. Percentage rents decreased due to decreases in tenant sales at various centers. Expense recoveries decreased due to the reclassification of International Plaza, partially offset by an increase in recoveries for promotion expenses and other recoverable expenses, as well as Chesterfield. Management, leasing, and development income decreased primarily due to a decrease in reimbursable costs and the loss of the Woodfield Mall contract, partially offset by an increase in services performed in Asia. We continue to expect net management, leasing, and development income to be $7 million to $8 million in 2014.

Total expenses for the three months ended March 31, 2014 were $137.5 million, a $11.0 million or 7.4% decrease from the comparable period in 2013. Maintenance, taxes, utilities, and promotion expense increased primarily due to increased snow removal, utilities, and other maintenance costs at certain centers, as well as Chesterfield, partially offset by the reclassification of International Plaza. Interest expense decreased as a result of International Plaza, payoffs of our loans on Beverly Center and Stony Point with lower cost debt, the refinancing of the loan at The Mall at Green Hills, interest capitalization on U.S. and Asia development projects, lower borrowings due to the 2013 preferred equity offering, and, in 2013, the write-off of original deferred financings costs upon the refinancing of our primary revolving line of credit. These decreases were partially offset by increased interest upon the opening of Chesterfield and the financing of City Creek Center. Depreciation expense decreased primarily due to the reclassification of International Plaza.

In 2014, we continue to expect our share of pre-development expenses, including both U.S. and Asia, to be $6 million to $7 million. Our quarterly general and administrative expense run rate is expected to continue to average about $12 million to $13 million, including both U.S. and Asia costs.

Nonoperating income decreased due to the gain on the sale of marketable securities as well as the gain on the sale of peripheral land in 2013. We are not expecting any significant peripheral land sale gains in 2014.

In 2014, we recognized a $476.4 million gain on the dispositions of a total of 49.9% of our interests in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2014 were $77.2 million, up $9.6 million or 14.2% over the comparable period in 2013. Minimum rents increased primarily due to reclassification of International Plaza into Unconsolidated Joint Ventures, as well as an increase in average rent per square foot and occupancy, partially offset by the sale of Arizona Mills. Expense recoveries increased due to the reclassification of International Plaza as well as increases in recoverable expenses and property taxes at certain centers, partially offset by Arizona Mills.

Total expenses increased by $6.2 million or 12.8%, to $54.5 million for the three months ended March 31, 2014. Maintenance, taxes, utilities, and promotion expense increased due to the reclassification of International Plaza and increased snow removal, utilities, and other maintenance costs at certain centers, offset by Arizona Mills. Interest expense increased due to the reclassification of International Plaza, partially offset by Arizona Mills. Depreciation expense increased due to the reclassification of International Plaza, partially offset by Arizona Mills and, in 2013, the depreciation of abandoned fixed assets at certain centers.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.5 million to $22.7 million. Our equity in income of the Unconsolidated Joint Ventures was $12.1 million, a $1.8 million or 17.5% increase from the comparable period in 2013.

Non-comparable centers

For the three months ended March 31, 2014, non-comparable centers contributed total operating revenues of $4.6 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $3.1 million. For the three months ended March 31, 2013, non-comparable centers contributed total operating revenues of $9.6 million, and incurred operating expenses of $6.3 million.

Net Income

Net income was $526.2 million for the three months ended March 31, 2014 compared to $46.4 million for the three months ended March 31, 2013. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended March 31, 2014 was $369.1 million compared to $27.7 million in the comparable period in 2013.

FFO and FFO per Share

Our FFO was $81.2 million for the three months ended March 31, 2014 compared to $81.5 million for the three months ended March 31, 2013. FFO per diluted share was $0.90 for both three months ended March 31, 2014 and 2013. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2014			2013
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$369.1	63,165,611	$5.84	$27.7	63,415,922	$0.44
Add distributions to participating securities of TRG	0.5	871,262
Add impact of share-based compensation	2.6	784,730		0.2	1,154,890
Net income attributable to TCO common shareowners – Diluted	$372.2	64,821,603	$5.74	$27.9	64,570,812	$0.43
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Add TCO's additional income tax expense	0.1		—	—		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$374.0	64,821,603	$5.77	$29.6	64,570,812	$0.46
Add:
Noncontrolling share of income of TRG	147.7	25,147,231		11.8	25,344,949
Distributions to participating securities of TRG				0.4	871,262
Net income attributable to partnership unitholders and participating securities	$521.6	89,968,834	$5.80	$41.9	90,787,023	$0.46
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	35.1		0.39	37.0		0.41
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.2)		(0.01)	(1.1)		(0.01)
Share of Unconsolidated Joint Ventures	7.2		0.08	6.3		0.07
Non-real estate depreciation	(0.8)		(0.01)	(0.7)		(0.01)
Less gain on dispositions, net of tax	(476.4)		(5.30)
Less impact of share-based compensation	(2.6)		(0.03)	(0.2)		—
Funds from Operations	$81.2	89,968,834	$0.90	$81.5	90,787,023	$0.90
TCO's average ownership percentage of TRG	71.5%			71.4%
Funds from Operations attributable to TCO, excluding additional income tax expense	$58.1		$0.90	$58.2		$0.90
Less TCO's additional income tax expense	(0.1)		—	—
Funds from Operations attributable to TCO	$58.0		$0.90	$58.2		$0.90

(1)	Depreciation included $5.6 million and $5.8 million of mall tenant allowance amortization for the three months ended March 31, 2014 and 2013, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	(in millions)
	2014	2013
Net income	$526.2	$46.4

Add (less) depreciation and amortization:
Consolidated businesses at 100%	35.1	37.0
Noncontrolling partners in consolidated joint ventures	(1.2)	(1.1)
Share of Unconsolidated Joint Ventures	7.2	6.3

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	26.1	34.5
Noncontrolling partners in consolidated joint ventures	(2.1)	(2.2)
Share of Unconsolidated Joint Ventures	9.8	9.4
Income tax expense:
Income tax expense on dispositions	10.2
Other income tax expense	0.7	1.0

Less noncontrolling share of income of consolidated joint ventures	(3.1)	(2.8)

Beneficial interest in EBITDA	$609.0	$128.5

TCO's average ownership percentage of TRG	71.5%	71.4%

Beneficial interest in EBITDA attributable to TCO	$435.6	$91.8

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2014	2013
Net income	$526.2	$46.4

Add (less) depreciation and amortization:
Consolidated businesses at 100%	35.1	37.0
Noncontrolling partners in consolidated joint ventures	(1.2)	(1.1)
Share of Unconsolidated Joint Ventures	7.2	6.3

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	26.1	34.5
Noncontrolling partners in consolidated joint ventures	(2.1)	(2.2)
Share of Unconsolidated Joint Ventures	9.8	9.4
Income tax expense:
Income tax expense on dispositions	10.2
Other income tax expense	0.7	1.0

Less noncontrolling share of income of consolidated joint ventures	(3.1)	(2.8)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	6.3	6.1
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	23.2	20.2

EBITDA at 100%	$638.5	$154.8

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.5	12.2
Management, leasing, and development services, net	(1.2)	(1.4)
Gain on dispositions	(486.6)
Straight-line of rents	(1.0)	(1.5)
Gain on sale of peripheral land		(0.9)
Gain on sale of marketable securities		(1.3)
Interest income	(0.1)	(0.1)
Other nonoperating income	(0.8)

Dividend income	(0.2)
Non-center specific operating expenses and other	3.7	3.6
Net Operating Income at 100% - all centers	$163.8	$165.5
Less - Net Operating Income of non-comparable centers (1)	(1.4)	(6.3)
Net Operating Income at 100% - comparable centers	$162.4	$159.2
Lease cancellation income	(2.0)	(1.8)
Net Operating Income at 100% excluding lease cancellation income (2)	$160.4	$157.4

(1)	Includes Arizona Mills and Chesterfield.

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

We are primarily financed with property-specific secured debt and we had eight unencumbered center properties as of March 31, 2014. The entities that own Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are currently unencumbered assets under the facility and term loan. Any of the assets may be removed from the facility unencumbered asset pool and encumbered upon notice to lender that there is no default and the required covenant calculations are met on a pro forma basis. Additionally, besides the five centers previously noted, Stony Point, Chesterfield, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered. In January 2014, we used funds from the sale of a total of 49.9% of our interests in the entity that owns International Plaza to pay off the $99.5 million loan on Stony Point, which was scheduled to mature in June 2014.

As of March 31, 2014, we had a consolidated cash balance of $178.1 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2014, after considering then outstanding loan balances and outstanding letters of credit, was $1.1 billion. Sixteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to customary closing conditions. The line matures in March 2017, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of March 31, 2014, the leverage ratio resulted in a rate of LIBOR plus 1.45%.

In March 2014, the maturity date on our $65 million secondary revolving revolving line of credit was extended through April 2016. All significant terms of the credit facility agreement remain unchanged as a result of the extension.

In addition to the lines of credit described above, we have a $225 million construction facility for The Mall at University Town Center. As of March 31, 2014, $128.1 million was available under the construction facility. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan has four, one-year extension options. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization period.

In April 2014, a $320 million construction facility was completed for The Mall of San Juan, a consolidated joint venture. The construction facility has an initial three-year term with two, one-year extension options. The loan is interest only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. We provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, we have provided a guarantee as to the completion of the center.

In November 2013, we completed a $475 million unsecured term loan that matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to customary closing conditions. As of March 31, 2014, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%. Proceeds were used to pay off the $305 million loan on Beverly Center. Excess proceeds, net of fees and accrued interest, of $165 million were used to pay down our revolving lines of credit.

In early 2014, we completed two strategic dispositions that served as sources of additional capital. In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza (See "Results of Operations - Dispositions"). Also in January 2014, we sold our 50% interest in an entity that owns Arizona Mills as well as land in Syosset, New York related to the former Oyster Bay project (See "Results of Operations - Dispositions").

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2014 and 2013

Operating Activities

Our net cash provided by operating activities was $62.5 million in 2014, compared to $90.2 million in 2013. See also “Results of Operations” for descriptions of 2014 and 2013 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $280.7 million in 2014, compared to $36.9 million used in investing activities in 2013. Additions to properties in 2014 and 2013 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers and the acquisition of our headquarters building. A tabular presentation of 2014 capital spending is shown in “Capital Spending”.

Net cash proceeds from the sale of peripheral land were $6.9 million in 2013. There were no peripheral land sales in 2014. The timing of peripheral land sales is variable and proceeds from peripheral land sales can vary significantly from period to period. Proceeds from the sale of marketable securities were $2.5 million in 2013. Proceeds from dispositions, net of transaction costs were $385.6 million in 2014. Cash in escrow associated with certain major construction projects was $45.0 million in 2014. Repayments of notes receivable were $7.3 million and $0.2 million in 2014 and 2013, respectively. Collection of the remaining consideration from the sale of assets of the Taubman TCBL business provided $12.9 million in 2013.

Contributions to Unconsolidated Joint Ventures in 2014 of $11.8 million primarily consisted of funding of The Mall at University Town Center and Taubman Asia project costs (see "Capital Spending - New Developments"). In 2013, we invested $2.9 million for Taubman Asia project costs. Distributions in excess of income from Unconsolidated Joint Ventures provided $9.4 million in 2014 and $2.9 million in 2013.

Financing Activities

Net cash used in financing activities was $206.1 million in 2014 compared to $11.6 million in 2013. Payments of debt and issuance costs were $170.4 million in 2014. Payments of debt and issuance costs, net of proceeds from the issuance of debt, were $124.4 million in 2013.

In 2014, $2.4 million was paid in connection with incentive plans, compared to $3.4 million in 2013. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock.

Contributions from noncontrolling interests were $22.3 million in 2014 compared to $1.0 million in 2013. Contributions in 2014 included funds for a redevelopment project at Cherry Creek. Total dividends and distributions paid were $55.6 million and $49.3 million in 2014 and 2013, respectively.

Beneficial Interest in Debt

At March 31, 2014, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,372.6 million, with an average interest rate of 4.28% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.09% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $538.9 million as of March 31, 2014, which included $524.1 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2014:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,350.4	4.83%	(1)	(3)
Floating rate debt swapped to fixed rate:
Swapped through April 2018	137.5	4.10%
Swapped through February 2019	475.0	3.00%
Swapped through August 2020	122.4	4.97%	(4)
	$734.9	3.53%	(1)

Floating month to month	287.3	1.72%	(1)
Total floating rate debt	$1,022.2	3.02%	(1)

Total beneficial interest in debt	$3,372.6	4.28%	(1)

Amortization of financing costs (2)		0.21%
Average all-in rate		4.50%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Includes non-cash amortization of premiums related to acquisitions.

(4)
Debt is swapped with hedge at a 2.64% + 2.35% credit spread resulting in the rate paid of 4.99%. The swap was novated to a different lender in February 2014 which required a redesignation for hedge accounting purposes. Ineffectiveness recorded on the hedge reduces the effective rate to 4.97%.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2014, a one percent increase on this floating rate debt would decrease cash flows by approximately $2.9 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $2.4 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows and annual earnings by approximately $0.4 million. Based on our consolidated debt and interest rates in effect at March 31, 2014, a one percent increase in interest rates would decrease the fair value of debt by approximately $47.7 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $50.1 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and The Mall at University Town Center construction facility: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. The corporate minimum fixed charge coverage ratio is our most restrictive covenant. We were in compliance with all of our covenants and loan obligations as of March 31, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

New Developments

Our United States development currently includes three projects that are under construction or are expected to start construction later this year: The Mall at University Town Center, The Mall of San Juan, and International Market Place. In addition, we are progressing on our project in Miami, Florida. We also have investments in three projects in Asia: CityOn.Xi'an and CityOn.Zhengzhou in China and Hanam Union Square in South Korea. Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated costs of these projects, but we also expect construction loan financing to be available in addition to the existing construction loans on The Mall at University Town Center and The Mall of San Juan.

In Sarasota, Florida, The Mall at University Town Center is under construction and we are funding our 50% share of the project. We will be responsible for management, leasing, and development of the center. The 0.9 million square foot center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's, and is expected to open in October 2014. Leasing of the center is over 90% committed. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost. The remaining spending on the project is expected to be funded using our $225 million construction facility (see "Liquidity and Capital Resources").

The Mall of San Juan, part of a mixed-use development featuring a hotel/casino and retail, is under construction in San Juan, Puerto Rico. The 0.7 million square foot of retail will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We expect a March 2015 opening. We will be responsible for management, leasing, and development of the retail portion of the center. We have an 80% interest in the retail portion of the project and are expecting a 7.75% to 8% after-tax unlevered return on the approximately $475 million total project cost. The remaining spending on the project is expected to be funded using our $320 million construction facility (see "Liquidity and Capital Resources").

In March 2014, we broke ground on International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii. Construction of the center is expected to begin later this summer. We will be responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is expected to open in spring 2016. We have a 93.5% interest in the project and are funding all construction costs. We expect an 8% to 8.5% return on our share of the approximately $400 million total project cost. This project is subject to a participating ground lease.

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

In 2012, we formed a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in late 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. We had invested $55.5 million, including cumulative currency translation adjustments, in the project as of March 31, 2014. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

In 2013, we formed a second joint venture with Wangfujing that owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is scheduled to open in late 2015. We had invested $39.3 million, including cumulative currency translation adjustments, in the project as of March 31, 2014. Our total anticipated investment will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

We have invested in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in late 2016. As of March 31, 2014, we had invested $99.7 million, including cumulative currency translation adjustments, in the project. Our total anticipated investment including capitalized interest will be about $330 million for a 30% equity interest in the retail portion of the project. We are considering bringing in a financial partner for as much as 50% of our share. We are expecting a 7% to 7.5% unlevered return at stabilization.

Sales growth rates are expected to be in excess of 10% in China. Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year. Estimates of total project costs in Asia exclude fluctuations in foreign currency exchange rates.

2014 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2014, is summarized in the following table:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$62.2	$52.7	$28.6	$14.8
New development projects - Asia (3) (4)			4.5	4.5
Existing centers:
Projects with incremental GLA or anchor replacement	3.9	2.6	0.7	0.3
Projects with no incremental GLA and other	5.1	5.1	0.5	0.2
Mall tenant allowances	1.0	1.0	1.7	0.9
Asset replacement costs recoverable from tenants	2.8	2.5	3.7	1.9
Corporate office building and improvements, technology, equipment, and other (5)	18.4	18.4
Total	$93.5	$82.3	$39.6	$22.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $3.2 million in net unfavorable currency translation adjustments.

(5)	Includes acquisition of U.S. headquarters building.

(6)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2014, in addition to the costs above, we incurred our $1.9 million share of Consolidated Businesses’ and $0.5 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2014:

(in millions)
Consolidated Businesses’ capital spending	$93.5
Acquisition of U.S. headquarters building - non-cash	(17.6)
Other differences between cash and accrual basis	(11.0)
Additions to properties	$64.8

Planned 2014 Capital Spending

The following table summarizes planned capital spending for 2014, including actual spending through March 31, 2014 and anticipated spending for the remainder of the year:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)(3)	$307.0	$260.2	$126.4	$68.4
New development projects - Asia (4)(5)			114.4	114.4
Existing centers:
Projects with incremental GLA or anchor replacement	79.7	65.7	10.1	$5.1
Projects with no incremental GLA and other	12.2	11.5	15.3	8.0
Mall tenant allowances	19.3	18.8	5.4	3.0
Asset replacement costs recoverable from tenants	16.3	14.6	18.3	12.9
Corporate office building and improvements, technology, equipment, and other (6)	23.8	23.8
Total	$458.5	$394.6	$289.9	$211.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall at San Juan, International Market Place, and The Mall at University Town Center.

(3)	Excludes costs related to The Mall at Miami Worldcenter.

(4)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(5)	Asia costs exclude currency translation adjustments.

(6)	Includes acquisition of U.S. headquarters building.

(7)	Amounts in this table may not add due to rounding.

We anticipate that our share of costs incurred for new center U.S. and Asia development projects included in the table above will be approximately $450 million and $150 million for 2015 and 2016, respectively.

We have planned redevelopment or expansion projects at Beverly Center, Cherry Creek Shopping Center, Dolphin Mall, The Mall at Green Hills, and Sunvalley that will add approximately 307,000 square feet of incremental GLA with completion dates ranging from 2014 to 2018. These projects will cost a total of approximately $265 million, and we expect a weighted average return of 7.5% to 8% on the projects.

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

On March 6, 2014, we declared a quarterly dividend of $0.54 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, which was paid on March 31, 2014 to shareowners of record on March 17, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 10 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended March 31, 2014.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				147,713,157.52
January 2014	—	$—	—	$147,713,158

February 2014	266	63.03	266	147,696,392

March 2014	—	$—	—	147,696,392

Total	266		266	$147,696,392

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock on the open market or in privately negotiated transactions or otherwise. As of March 31, 2014, the Company repurchased 787,071 shares of common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. As of March 31, 2014, $147.7 million remained available for purchase under the program. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

The restrictions on our ability to pay dividends on our common stock are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends".

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
10.1	Amendment to Change of Control Employment Agreement, dated March 17, 2014, by and among Taubman Centers Inc., The Taubman Realty Group Limited Partnership, and David Joseph.	8-K		10.1	March 20, 2014
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99	Debt Maturity Schedule					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	April 30, 2014	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)