Form 10-Q
period 2014-06-30
TAUBMAN CENTERS INC
filed 2014-08-04
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014
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

☐ Yes ☒ No

As of August 1, 2014 there were outstanding 63,318,373 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2014	December 31 2013
Assets (Note 2):
Properties	$3,024,045	$4,485,090
Accumulated depreciation and amortization	(934,657)	(1,516,982)
	$2,089,388	$2,968,108
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	343,189	327,692
Cash and cash equivalents	132,404	40,993
Restricted cash (Note 5)	45,490	5,046
Accounts and notes receivable, less allowance for doubtful accounts of $1,216 and $1,934 in 2014 and 2013	36,076	73,193
Accounts receivable from related parties	2,948	1,804
Deferred charges and other assets (Note 2)	153,248	89,386
Assets of centers held for sale (Note 2)	778,340
Total Assets	$3,581,083	$3,506,222

Liabilities (Note 2):
Notes payable (Note 5)	$1,997,971	$3,058,053
Accounts payable and accrued liabilities	261,601	292,280
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Notes 2 and 4)	408,019	371,549
Liabilities of centers held for sale (Note 2)	651,496
	$3,319,087	$3,721,882
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Equity (Note 6):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,127,000 and 25,151,069 shares issued and outstanding at June 30, 2014 and December 31, 2013	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at June 30, 2014 and December 31, 2013

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 (Note 6)

Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,263,470 and 63,101,614 shares issued and outstanding at June 30, 2014 and December 31, 2013	633	631
Additional paid-in capital	802,986	796,787
Accumulated other comprehensive income (loss) (Note 13)	(9,908)	(8,914)
Dividends in excess of net income	(586,780)	(908,656)
	$206,956	$(120,127)
Noncontrolling interests (Note 7)	55,040	(95,533)
	$261,996	$(215,660)
Total Liabilities and Equity	$3,581,083	$3,506,222

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues:
Minimum rents	$96,532	$103,233	$194,422	$205,542
Percentage rents	1,094	1,083	5,756	6,711
Expense recoveries	61,203	65,569	123,912	129,606
Management, leasing, and development services	2,965	1,819	5,470	5,201
Other	8,191	6,483	15,203	14,384
	$169,985	$178,187	$344,763	$361,444
Expenses:
Maintenance, taxes, utilities, and promotion	$48,830	$52,762	$96,771	$99,319
Other operating	16,050	18,492	31,546	34,655
Management, leasing, and development services	1,696	1,119	2,981	3,145
General and administrative	11,587	12,628	23,124	24,864
Interest expense	25,434	32,622	51,564	67,074
Depreciation and amortization	36,850	38,258	71,968	75,280
	$140,447	$155,881	$277,954	$304,337
Nonoperating income (expense) (Notes 2 and 8)	(5,321)	50	(4,218)	2,287
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$24,217	$22,356	$62,591	$59,394
Income tax expense (Note 3)	(311)	(234)	(1,010)	(1,262)
Equity in income of Unconsolidated Joint Ventures (Note 4)	14,675	11,481	26,743	21,827
Income before gain on dispositions, net of tax	$38,581	$33,603	$88,324	$79,959
Gain on dispositions, net of tax (Note 2)	473		476,887
Net income	$39,054	$33,603	$565,211	$79,959
Net income attributable to noncontrolling interests (Note 7)	(11,455)	(9,561)	(162,235)	(24,131)
Net income attributable to Taubman Centers, Inc.	$27,599	$24,042	$402,976	$55,828
Distributions to participating securities of TRG (Note 9)	(470)	(436)	(938)	(878)
Preferred stock dividends (Note 6)	(5,785)	(5,764)	(11,569)	(9,364)
Net income attributable to Taubman Centers, Inc. common shareowners	$21,344	$17,842	$390,469	$45,586

Net income	$39,054	$33,603	$565,211	$79,959
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	(9,075)	7,309	(14,587)	7,741
Cumulative translation adjustment	5,036	(653)	1,850	(3,512)
Reclassification adjustment for amounts recognized in net income	8,170	1,719	11,474	2,094
	$4,131	$8,375	$(1,263)	$6,323
Comprehensive income	$43,185	$41,978	$563,948	$86,282
Comprehensive income attributable to noncontrolling interests	(12,775)	(12,134)	(161,987)	(26,164)
Comprehensive income attributable to Taubman Centers, Inc.	$30,410	$29,844	$401,961	$60,118

Basic earnings per common share (Note 11)	$0.34	$0.28	$6.18	$0.72

Diluted earnings per common share (Note 11)	$0.33	$0.28	$6.08	$0.71

Cash dividends declared per common share	$0.5400	$0.5000	$1.0800	$1.0000

Weighted average number of common shares outstanding – basic	63,263,237	63,786,083	63,214,694	63,602,025

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(148,627)		148,636	1	(1)
Issuance of Series K Preferred Stock, net of offering costs (Note 6)	6,800,000				164,374				164,374
Share-based compensation under employee and director benefit plans (Note 9)			357,408	4	3,556				3,560
Tax impact of share-based compensation (Note 3)					242				242
Adjustments of noncontrolling interests (Note 7)					(463)	43		420	—
Contributions from noncontrolling interests								2,486	2,486
Dividends and distributions							(73,964)	(29,388)	(103,352)
Other							(84)		(84)
Net income							55,828	24,131	79,959
Other comprehensive income (Note 13):
Unrealized gain on interest rate instruments and other						5,365		2,376	7,741
Cumulative translation adjustment						(2,518)		(994)	(3,512)
Reclassification adjustment for amounts recognized in net income						1,442		652	2,094
Balance, June 30, 2013	39,679,072	$25	63,816,192	$638	$824,779	$(17,732)	$(909,503)	$(89,625)	$(191,418)

Balance, January 1, 2014	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(25,500)		25,500						—
Repurchase of common stock (Note 6)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 9)			136,622	2	6,088				6,090
Tax impact of share-based compensation (Note 3)					42				42
Adjustments of noncontrolling interests (Note 7)					(5)	21		(17)	(1)
Contributions from noncontrolling interests								22,345	22,345
Dividends and distributions							(80,876)	(33,752)	(114,628)
Other	1,431				91		(224)	10	(123)
Net income							402,976	162,235	565,211
Other comprehensive income (Note 13):									—
Unrealized loss on interest rate instruments and other						(10,321)		(4,266)	(14,587)
Cumulative translation adjustment						1,324		526	1,850
Reclassification adjustment for amounts recognized in net income						7,982		3,492	11,474
Balance, June 30, 2014	39,627,000	$25	63,263,470	$633	$802,986	$(9,908)	$(586,780)	$55,040	$261,996

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2014	2013
Cash Flows From Operating Activities:
Net income	$565,211	$79,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,968	75,280
Provision for bad debts	1,217	1,230
Gain on sale of peripheral land		(863)
Gain on sale of marketable securities		(1,323)
Gain on dispositions (Note 2)	(486,620)
Discontinuation of hedge accounting (Note 8)	5,678
Other	4,990	6,264
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	1,523	8,613
Accounts payable and other liabilities	(21,081)	2,188
Net Cash Provided By Operating Activities	$142,886	$171,348

Cash Flows From Investing Activities:
Additions to properties	$(163,624)	$(117,745)
Issuances of notes receivable		(1,489)
Proceeds from sale of peripheral land		6,916
Proceeds from sale of marketable securities		2,493
Proceeds from dispositions, net of transaction costs (Note 2)	385,598
Cash in escrow related to center construction projects (Note 5)	(42,873)
Repayments of notes receivable	7,287	166
Collection and release of TCBL related proceeds		12,903
Contributions to Unconsolidated Joint Ventures (Note 2)	(20,884)	(64,345)
Distributions from Unconsolidated Joint Ventures in excess of income	6,946	5,698
Net Cash Provided By (Used In) Investing Activities	$172,450	$(155,403)

Cash Flows From Financing Activities:
Debt proceeds	$61,752	$97,566
Debt payments	(190,878)	(135,717)
Debt issuance costs		(6,454)
Repurchase of common stock (Note 6)	(17)
Issuance of common stock and/or partnership units in connection with incentive plans	(2,381)	(3,418)
Issuance of Series K Preferred Stock, net of offering costs		164,374
Distributions to noncontrolling interests	(33,752)	(29,388)
Distributions to participating securities of TRG	(938)	(878)
Contributions from noncontrolling interests	22,345	2,486
Cash dividends to preferred shareowners	(11,569)	(9,364)
Cash dividends to common shareowners	(68,487)	(63,722)
Net Cash Provided By (Used In) Financing Activities	$(223,925)	$15,485

Net Increase In Cash and Cash Equivalents	$91,411	$31,430

Cash and Cash Equivalents at Beginning of Period	40,993	32,057

Cash and Cash Equivalents at End of Period	$132,404	$63,487

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2014 included 24 operating urban and suburban shopping centers in 12 states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s expansion into China and South Korea, is headquartered in Hong Kong.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, but can be early-adopted. The Company has early adopted ASU No. 2014-08 and will apply the revised definition to all disposals on a prospective basis. See "Note 2 - Acquisitions, Dispositions, and Developments" regarding a pending disposition announced in June 2014.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of June 30, 2014. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock. See "Note 6 - Equity Transactions" for further details on the Series K Preferred Stock issuance in 2013.

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

Outstanding voting securities of the Company at June 30, 2014 consisted of 25,127,000 shares of Series B Preferred Stock and 63,263,470 shares of common stock.

The Operating Partnership

At June 30, 2014, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at June 30, 2014 consisted of a 72% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the six months ended June 30, 2014 and 2013 was 72%. At June 30, 2014, the Operating Partnership had 88,408,920 partnership units outstanding, of which the Company owned 63,263,470 units.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions, Dispositions, and Developments

Acquisitions

Purchase of U.S. Headquarters Building

In February 2014, the Company purchased the U.S. headquarters building located in Bloomfield Hills, Michigan for approximately $16.1 million from an affiliate of the Taubman family. In exchange for the building, the Company assumed the $17.4 million, 5.90% fixed rate loan on the building, issued 1,431 Operating Partnership units (and a corresponding number of shares of Series B Preferred Stock), and received $1.4 million in escrowed and other cash from the affiliate. A purchase accounting premium adjustment of $0.7 million, recorded to recognize the loan at fair value, is being amortized as a reduction to interest expense over the remaining term of the loan which matures April 1, 2015.

Redemption of Joint Venture Outlet Interest

In September 2013, the Company redeemed the outlet joint venture partner's 10% interest, which increased the Company's ownership to 100%. See "Note 7 - Noncontrolling Interests" for further details on the redemption.

Dispositions

International Plaza

In January 2014, the Company sold a total of 49.9% of the Company's interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain of $368 million (net of tax of $9.7 million) was recognized as a result of the transaction. The disposition decreased the Company's ownership in the center to a noncontrolling 50.1% interest, which is accounted for under the equity method subsequent to the acquisition.

Arizona Mills

In January 2014, the Company completed the sale of its 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group (SPG). The consideration, excluding transaction costs, consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units received was determined based on a value of $154.91 per unit. The fair value of the partnership units recognized for accounting purposes was $77.7 million, after considering the one-year restriction on the sale of these partnership units. The number of partnership units subsequently increased to 590,124, in lieu of the Company's participation in a distribution of certain partnership units of another entity by SPG and Simon Property Group Limited Partnership. The increase in the number of partnership units was neutral to the market value of the Company's holdings as of the transaction date. The Company's investment in the partnership units is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. As a result of the sale, the Company was relieved of its $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. A gain of $109 million was recognized as a result of the transaction.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending Disposition

In June 2014, the Company entered into agreements to dispose of a portfolio of seven centers. The following centers are included in the transaction: MacArthur Center in Norfolk, Virginia, Stony Point Fashion Park in Richmond, Virginia, Northlake Mall in Charlotte, North Carolina, The Mall at Wellington Green in Wellington, Florida, The Shops at Willow Bend in Plano, Texas, The Mall at Partridge Creek in Clinton Township, Michigan, and Fairlane Town Center in Dearborn, Michigan. The total consideration for the transactions before costs of the transactions is approximately $1.405 billion, which includes cash of $785 million and property-level debt to either be defeased or assumed by the buyer of approximately $620 million. The Company's share of cash and property-level debt is expected to be $765 million and $595 million, respectively. Transactions costs to be incurred by the Company are currently estimated to be not more than approximately $45 million, but will vary based on, among other things, the actual amount of defeasance, prepayment, and breakage fees incurred. For the three months ended June 30, 2014 the Company incurred $5.7 million of expenses, $5.4 million at TRG's beneficial share, related to the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur Center note payable, as well as disposition costs of $0.4 million related to the expected sale of the centers to Starwood Capital Group. These expenses are classified as Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income.

The debt to be defeased or assumed by the buyer as part of the sale transactions consists of four loans: a $216 million loan secured by Northlake Mall at an interest rate of 5.41% maturing in February 2016, a $200 million loan secured by The Mall at Wellington Green at an interest rate of 5.44% maturing in May 2015, an amortizing loan of $128 million secured by MacArthur Center, which is swapped to a rate of 4.99% maturing in September 2020, and an amortizing loan of $78 million secured by The Mall at Partridge Creek at an interest rate of 6.15% maturing in July 2020.

The carrying amounts of the major classes of assets and liabilities of the seven centers included as part of the disposal group classified as "held for sale" on the Consolidated Balance Sheet as of June 30, 2014 were as follows:

Assets:
Properties, net	$753,632
Other assets	24,708
Total assets	$778,340

Liabilities:
Notes payable	$622,588
Other liabilities	28,908
Total liabilities	$651,496

The transactions have been approved by the Company's Board of Directors and are expected to close during the fourth quarter of 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Development

International Market Place

International Market Place, a 0.4 million square foot center is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is expected to open in spring 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of June 30, 2014, the Company's capitalized costs for the project were $50.9 million ($47.6 million at TRG's share).

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center, is under construction in Sarasota, Florida. The Company owns a 50% interest in the project. The center will be anchored by Saks Fifth Avenue, Macy's, and Dillard's and is expected to open in October 2014. As of June 30, 2014, the Company had invested $122.4 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. The Company owns 80% of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in March 2015. As of June 30, 2014, the Company had capitalized costs of $259.4 million ($208.5 million at TRG's share).

Asia

CityOn.Zhengzhou

In 2013, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center to be located in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in late 2015. As of June 30, 2014, the Company had invested $40.6 million in the project, after cumulative currency translation adjustments. The investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Xi'an

In 2012, the Company formed a joint venture with Wangfujing. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in late 2015. As of June 30, 2014, the Company had invested $57.0 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Hanam Union Square

In 2011, the Company partnered with Shinsegae Group, South Korea's largest retailer, to build an approximately 1.7 million square foot shopping mall in Hanam, Gyeonggi Province, South Korea, which is scheduled to open in late 2016. The Company has a 30% interest in the development. As of June 30, 2014, the Company had invested $111.3 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
State current	$(75)	$95	$1,519	$251
State deferred	(12)	(25)	(12)	(25)
Federal current	(1,366)	156	7,538	308
Federal deferred	972	(77)	1,165	289
Foreign current	364	230	581	630
Foreign deferred	(45)	(145)	(48)	(191)
	$(162)	$234	$10,743	$1,262
Less income tax expense allocated to Gain on Dispositions (1)	(473)		9,733
Total income tax expense	$311	$234	$1,010	$1,262

(1)
Amount represents the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The tax on the sale is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income.

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013 were as follows:

	2014	2013
Deferred tax assets:
Federal	$1,593	$2,746
Foreign	2,024	1,821
State	530	527
Total deferred tax assets	$4,147	$5,094
Valuation allowances	(1,968)	(1,831)
Net deferred tax assets	$2,179	$3,263
Deferred tax liabilities:
Federal	$614	$602
Foreign	471	449
State	95	107
Total deferred tax liabilities	$1,180	$1,158

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

The Company realized a tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards of $0.2 million for the six months ended June 30, 2013. The tax benefit for the six months ended June 30, 2014 was immaterial. This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

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

Shopping Center	Ownership as of June 30, 2014 and December 31, 2013

Arizona Mills (1)	0/50%
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50
Hanam Union Square (under construction)	Note 2
International Plaza (2)	50.1/100
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center (under construction)	Note 2
Waterside Shops	50
Westfarms	79

(1)	In January 2014, the Company disposed of its 50% interest in Arizona Mills (Note 2). Prior to the disposition, Arizona Mills was accounted for as an Unconsolidated Joint Venture.

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

The estimated fair value of the Unconsolidated Joint Ventures’ mortgage notes payable was $1.7 billion at June 30, 2014 and $1.5 billion at December 31, 2013. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of June 30, 2014 excluded the balances of Hanam Union Square, CityOn.Xi'an, and CityOn.Zhengzhou, which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	June 30 2014	December 31 2013
Assets:
Properties	$1,476,040	$1,305,658
Accumulated depreciation and amortization	(532,027)	(478,820)
	$944,013	$826,838
Cash and cash equivalents	29,337	28,782
Accounts and notes receivable, less allowance for doubtful accounts of $1,825 and $977 in 2014 and 2013	28,260	33,626
Deferred charges and other assets	32,993	28,095
	$1,034,603	$917,341

Liabilities and accumulated deficiency in assets:
Notes payable	$1,761,458	$1,551,161
Accounts payable and other liabilities	69,494	70,226
TRG's accumulated deficiency in assets	(456,446)	(412,204)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(339,903)	(291,842)
	$1,034,603	$917,341

TRG's accumulated deficiency in assets (above)	$(456,446)	$(412,204)
TRG's investment in properties under development (Note 2)	208,792	193,306
TRG basis adjustments, including elimination of intercompany profit	126,888	118,132
TCO's additional basis	55,936	56,909
Net investment in Unconsolidated Joint Ventures	$(64,830)	$(43,857)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	408,019	371,549
Investment in Unconsolidated Joint Ventures	$343,189	$327,692

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues	$80,294	$69,774	$157,519	$137,325
Maintenance, taxes, utilities, promotion, and other operating expenses	$25,448	$22,613	$50,446	$44,104
Interest expense	18,400	17,259	36,547	34,456
Depreciation and amortization	10,338	8,599	21,196	17,918
Total operating costs	$54,186	$48,471	$108,189	$96,478
Nonoperating income	(5)	(8)	(3)
Net income	$26,103	$21,295	$49,327	$40,847

Net income attributable to TRG	$14,303	$11,755	$27,061	$22,701
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	859	212	656	99
Depreciation of TCO's additional basis	(487)	(486)	(974)	(973)
Equity in income of Unconsolidated Joint Ventures	$14,675	$11,481	$26,743	$21,827

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$31,484	$26,746	$60,574	$52,777
Interest expense	(9,955)	(9,401)	(19,799)	(18,777)
Depreciation and amortization	(6,854)	(5,864)	(14,032)	(12,173)
Equity in income of Unconsolidated Joint Ventures	$14,675	$11,481	$26,743	$21,827

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
June 30, 2014	$2,620,556	(1)	$1,761,458	$2,441,780	(1)	$973,103
December 31, 2013	3,058,053		1,551,161	2,891,592		868,942

Capitalized interest:
Six Months Ended June 30, 2014	$11,672	(2)	$1,692	$11,214		$852
Six Months Ended June 30, 2013	6,874	(2)	24	6,707		14

Interest expense:
Six Months Ended June 30, 2014	$51,564		$36,547	$47,414		$19,799
Six Months Ended June 30, 2013	67,074		34,456	62,697		18,777

(1)
The debt balance presented includes the debt of centers classified as held for sale as of June 30, 2014. The debt of centers held for sale was $623 million at 100% and $596 million at the Operating Partnership's beneficial interest at June 30, 2014.

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

Debt Covenants

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of June 30, 2014, the corporate minimum fixed charge coverage ratio is the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of June 30, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Upon the expected disposition of Fairlane Town Center and The Shops at Willow Bend (Note 2), these centers would be removed from the primary revolving line of credit and term loan unencumbered asset pool. The Company does not expect that this will significantly affect its ability to meet the required covenants or the availability under the line of credit.

Guarantees

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The maximum amount of the construction facility is $225 million. The outstanding balance of The Mall at University Town Center construction financing facility as of June 30, 2014 was $128.6 million. Accrued but unpaid interest as of June 30, 2014 was $0.2 million. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. In addition, the Operating Partnership has provided a limited guarantee as to the completion of construction of the center. The center is expected to open in October 2014 and the Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The outstanding balance of The Mall of San Juan construction financing facility as of June 30, 2014 was $61.8 million. Accrued but unpaid interest as of June 30, 2014 was $0.1 million. The center is expected to open in March 2015 and the Company believes the likelihood of a payment under the guarantees to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2014 and December 31, 2013, the Company’s cash balances restricted for these uses were $45.5 million and $5.0 million. The Company is required under certain debt agreements to escrow cash for certain major construction projects. As of June 30, 2014, restricted cash associated with these major construction projects was $42.9 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of June 30, 2014, the Company repurchased 787,071 shares of its common stock at an average price of $66.45 per share for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

In March 2013, the Company issued 6,800,000 shares of 6.25% Series K Preferred Stock. Net proceeds from the offering were $164.4 million, net of offering costs of $5.6 million.

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In April 2014, the Taubman Asia operating agreement was amended to provide that so long as the Taubman Asia President is employed by Taubman Asia on April 1, 2016, then during the month ended April 30, 2016, he will have the right to exercise an option to put up to 40% of his ownership interest for cash in December 2016 at a valuation determined as of October 31, 2016. In addition, under the amended agreement, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at June 30, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at June 30, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of June 30, 2014 and December 31, 2013 included the following:

	2014	2013
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(15,982)	$(37,191)
Noncontrolling interests in partnership equity of TRG	71,022	(58,342)
	$55,040	$(95,533)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended June 30, 2014 and June 30, 2013 included the following:

	2014	2013
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,252	$1,773
Noncontrolling share of income of TRG	9,203	7,788
	$11,455	$9,561

Net income attributable to the noncontrolling interests for the six months ended June 30, 2014 and June 30, 2013 included the following:

	2014	2013
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$5,370	$4,554
Noncontrolling share of income of TRG	156,865	19,577
	$162,235	$24,131

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the six months ended June 30, 2014 and June 30, 2013:

	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners	$390,469	$45,586
Transfers (to) the noncontrolling interest:
Decrease in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	(5)	(463)
Net transfers (to) noncontrolling interests	(5)	(463)
Change from net income attributable to Taubman Centers, Inc. and transfers from noncontrolling interests	$390,464	$45,123

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2014, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owner's interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $400 million at June 30, 2014, compared to a book value of $(20.5) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

The Company does not use derivatives for trading or speculative purposes and, with the exception of the MacArthur Center swap, currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

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
Unconsolidated Joint Ventures:
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

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance of the loan on Fair Oaks, which begins amortizing in August 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

In June 2014, in connection with entering into the Starwood Purchase and Sale Agreement (Note 2), the Company discontinued hedge accounting on the MacArthur Center swap and accelerated the reclassification of amounts in AOCI to earnings as a result of it becoming probable that the center's debt would be early extinguished and the hedged interest payments would not occur. The accelerated amount was a loss of $4.9 million recorded as a component of Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income. The Company also recorded a loss of $0.8 million to Nonoperating Expense for the three and six months ended June 30, 2014 for changes in the fair value of this swap subsequent to the June 2014 discontinuation of hedge accounting. As of June 30, 2014, this interest rate swap is classified in Liabilities of Centers Held for Sale on the Consolidated Balance Sheet.

As of June 30, 2014, the Company had the following outstanding interest rate derivative not designated for hedge accounting.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95%	128,487	2.64%	2.35%	4.99%	September 2020

(1)	The notional amount on this swap is equal to the outstanding principal balance of the loan on MacArthur Center.

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

The Company expects that approximately $10.4 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

During the three months ended June 30, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center (prior to discontinuation of hedge accounting), which was classified as Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income. For the three months ended June 30, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30			Three Months Ended June 30
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries (1)			Nonoperating Expense (1)	$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$(5,284)	$5,161	Interest Expense (1)	(2,507)	$(801)
Interest rate contracts – UJVs	(501)	3,716	Equity in Income of UJVs	(783)	(766)
Total derivatives in cash flow hedging relationships	$(5,785)	$8,877		$(8,170)	$(1,567)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiaries			Interest Expense		$(151)
Interest rate contract – UJVs			Equity in Income of UJVs
Total realized losses on settled cash flow hedges				$—	$(151)

(1)	Includes MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center (prior to discontinuation of hedge accounting), which was classified as Nonoperating Income on the Consolidated Statement of Operations and Comprehensive Income. For the six months ended June 30, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30			Six Months Ended June 30
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries (1)			Nonoperating Expense (1)	$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$(7,735)	$6,442	Interest Expense (1)	(5,043)	$(1,594)
Interest rate contracts – UJVs	(258)	4,368	Equity in Income of UJVs	(1,551)	(1,520)
Total derivatives in cash flow hedging relationships	$(7,993)	$10,810		$(11,474)	$(3,114)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiaries			Interest Expense		$(303)
Interest rate contract – UJVs			Equity in Income of UJVs
Total realized losses on settled cash flow hedges				$—	$(303)

(1)	Includes MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013. The Company does not have any derivatives not designated as hedging instruments in an asset position as of June 30, 2014 and December 31, 2013.

		Fair Value
	Consolidated Balance Sheet Location	June 30 2014	December 31 2013
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets		$1,543
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(4,417)	$(3,418)
Interest rate contracts – UJVs	Investment in UJVs	(6,196)	(5,938)
Total liabilities designated as hedging instruments		$(10,613)	$(9,356)
Derivatives not designated as hedging instruments:
Interest rate contract – held for sale	Liabilities of Centers Held for Sale	(5,859)
Total liability derivatives		$(16,472)	$(9,356)

Contingent Features

Three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. Three of the Company’s outstanding derivatives contain provisions that state if the Operating Partnership defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. As of June 30, 2014, the Company is not in default on any indebtedness that would trigger a credit risk related default on its current outstanding derivatives.

As of June 30, 2014 and December 31, 2013, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $16.5 million and $9.4 million, respectively. As of June 30, 2014 and December 31, 2013, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 12 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $3.3 million and $6.4 million for the three and six months ended June 30, 2014, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $2.7 million and $6.2 million for the three and six months ended June 30, 2013, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively.

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

Options

A summary of option activity for the six months ended June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2014	563,436	$43.81	2.6	$31.31	-	$55.90
Exercised	—
Outstanding at June 30, 2014	563,436	$43.81	2.1	$31.31	-	$55.90

Fully vested options at June 30, 2014	563,436	$43.81	2.1

No options were granted during the six months ended June 30, 2014.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $18.0 million as of June 30, 2014.

No options were exercised in the six months ended June 30, 2014. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $3.6 million. Cash received from option exercises for the six months ended June 30, 2013 was $2.9 million.

As of June 30, 2014, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

Performance Share Units

In 2014, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017 if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period.

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

A summary of PSU activity for the six months ended June 30, 2014 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	234,863		$139.18
Vested	(43,858)	(1)	85.40
Granted	49,157		93.07
Outstanding at June 30, 2014	240,162		$139.57

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the six months ended June 30, 2014 equaled 172% of the number of PSU awards vested in the table above.

None of the PSU outstanding at June 30, 2014 were vested. As of June 30, 2014, there was $18.5 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.3 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

In 2014, Restricted Share Units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The units vest in March 2017, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the values of these RSU using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.70%. The result of the Company’s valuation was a weighted average grant-date fair value of $63.95 per RSU.

In 2014, the Company also granted a limited number of additional RSU that represent the right to receive upon vesting one share of the Company’s common stock. The units have staggered vesting dates from March 2015 to March 2017, if continuous service has been provided through those periods, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting periods. The Company estimated the value of these additional RSU using the Company's common stock price at the grant date deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.13% to 0.71%. The result of the Company's valuation was a weighted average grant-date fair value of $66.19 per RSU.

A summary of RSU activity for the six months ended June 30, 2014 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	269,899	$62.00
Vested	(93,576)	50.33
Granted (three-year vesting)	106,540	63.95
Granted (staggered vesting)	8,505	66.19
Forfeited	(2,630)	64.88
Outstanding at June 30, 2014	288,738	$66.63

None of the RSU outstanding at June 30, 2014 were vested. As of June 30, 2014, there was $10.5 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.0 years.

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

Based on a market value at June 30, 2014 of $75.81 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.8 billion. The purchase of these interests at June 30, 2014 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

Other

See Note 5 for the Operating Partnership's guarantees of certain notes payable, including guarantees relating to an Unconsolidated Joint Venture, Note 7 for contingent features relating to certain joint venture agreements, Note 8 for contingent features relating to derivative instruments, and Note 9 for obligations under existing share-based compensation plans.

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

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$21,344	$17,842	$390,469	$45,586
Impact of additional ownership of TRG	74	92	3,556	245
Diluted	$21,418	$17,934	$394,025	$45,831

Shares (Denominator) – basic	63,263,237	63,786,083	63,214,694	63,602,025
Effect of dilutive securities	711,376	1,056,428	1,619,315	1,105,659
Shares (Denominator) – diluted	63,974,613	64,842,511	64,834,009	64,707,684

Earnings per common share - basic	$0.34	$0.28	$6.18	$0.72
Earnings per common share – diluted	$0.33	$0.28	$6.08	$0.71

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

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Weighted average noncontrolling partnership units outstanding	4,348,429	4,520,675	4,343,555	4,589,542
Unissued partnership units under unit option deferral elections	871,262	871,262		871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2014 Using		Fair Value Measurements as of December 31, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$13,118		$12,225
Derivative interest rate contracts (Note 8)				$1,543
Total assets	$13,118	$—	$12,225	$1,543

Derivative interest rate contracts (Note 8)		$(10,276)		$(3,418)
Total liabilities		$(10,276)		$(3,418)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of June 30, 2014, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership (Note 2). The fair value of the partnership units, derived from SPG's common stock price after considering the one-year restriction on the sale of the units, and therefore falling into Level 2 of the fair value hierarchy, was $92.7 million at June 30, 2014. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at June 30, 2014.

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2014 and December 31, 2013, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed from acquisitions, an additional 0.75% and 1.00% credit spread was added to the discount rate at June 30, 2014 and December 31, 2013, respectively, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of June 30, 2014 or December 31, 2013. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at June 30, 2014 and December 31, 2013 were as follows:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable (1)	$2,620,556	$2,683,255	$3,058,053	$3,107,119

(1)	Includes a carrying value of $623 million of notes payable related to the centers classified as held for sale as of June 30, 2014.

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2014 by $44.2 million or 1.6%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the six months ended June 30, 2014 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2014	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income/(loss) before reclassifications	1,324	(10,321)	(8,997)	526	(4,266)	(3,740)
Amounts reclassified from AOCI		7,982	7,982		3,492	3,492
Net current period other comprehensive income/(loss)	$1,324	$(2,339)	$(1,015)	$526	$(774)	$(248)
Adjustments due to changes in ownership	5	16	21	(5)	(16)	(21)
June 30, 2014	$6,369	$(16,277)	$(9,908)	$2,532	$5,351	$7,883

Changes in the balance of each component of AOCI for the six months ended June 30, 2013 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2013	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income/(loss) before reclassifications	(2,518)	5,365	2,847	(994)	2,376	1,382
Amounts reclassified from AOCI		1,442	1,442		652	652
Net current period other comprehensive income/(loss)	$(2,518)	$6,807	$4,289	$(994)	$3,028	$2,034
Adjustments due to changes in ownership	7	36	43	(7)	(36)	(43)
June 30, 2013	$(623)	$(17,109)	$(17,732)	$(245)	$4,731	$4,486

The following table presents reclassifications out of AOCI for the six months ended June 30, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Discontinuation of hedge accounting - consolidated subsidiary	$4,880	Nonoperating Expense
Realized loss on interest rate contracts - consolidated subsidiaries	$5,043	Interest Expense
Realized loss on interest rate contracts - UJVs	1,551	Equity in Income of UJVs
Total reclassifications for the period	$11,474

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the six months ended June 30, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,897	Interest Expense
Realized loss on interest rate contracts - UJVs	1,520	Equity in Income of UJVs
Realized gain on sale of securities	(1,323)	Nonoperating Income, net
Total reclassifications for the period	$2,094

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

The following non-cash investing and financing activities occurred during the six months ended June 2014 and June 2013. This table excludes any non-cash adjustments of noncontrolling interests as a result of equity transactions (Note 7).

	Six Months Ended June 30
	2014	2013
Issuance of a note receivable in connection with the sale of peripheral land		$7,411
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)	$77,700
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)	91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)	18,215
Other non-cash additions to properties	51,439	16,879

Other non-cash additions to properties primarily represent accrued construction and tenant allowance costs. Various assets and liabilities were also adjusted upon the disposition of interests in International Plaza and the deconsolidation of the Company's remaining interest (Note 2).

Note 15 - New Accounting Pronouncement

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is prohibited. The Company is currently evaluating the application of this ASU and its effect on the Company's financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events and performance. Actual results may differ materially from those expected because of various risks and uncertainties, including that the conditions to one or more transaction closings may not be satisfied, the occurrence of any event, change or other circumstances that could give rise to the termination of the sale agreements with respect to any or all of the seven centers, and general economic conditions. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under "Risk Factors" in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

The comparability of information used in measuring performance is affected by the opening of Taubman Prestige Outlets Chesterfield (Chesterfield) in August 2013 and the disposition of our interest in Arizona Mills in January 2014 (see "Results of Operations - Dispositions"). Additional "comparable center" statistics that exclude Chesterfield and Arizona Mills are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2013 have been restated to include comparable centers to 2014. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of operating results for Consolidated Businesses and Unconsolidated Joint Ventures period over period.

Pending Disposition (Sale Portfolio)

In June 2014, we entered into agreements to dispose of a portfolio of seven centers (see "Note 2 - Acquisitions, Dispositions, and Developments" to our consolidated financial statements and "Results of Operations - Pending Disposition"). This transaction, combined with our substantial development and redevelopment pipelines, is consistent with our strategy to recycle capital for growth. After closing of the transaction, which is expected to occur in the fourth quarter, the remaining portfolio is expected to be significantly more productive on a relative basis. The resulting post-sale portfolio will consist of highly productive assets, with average sales higher by over $100 per square foot. Net Operating Income growth in the post-sale portfolio is expected to improve by about 0.50%.

Pending completion of the transaction, the sale centers remain in our full company and comparable center operating statistics. However, we have also presented certain statistics excluding the sale portfolio to provide an understanding of the impact of the centers on our operating measures.

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

We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and six month periods ended June 30, 2014, FFO was adjusted for expenses related to the expected sale of seven centers to Starwood Capital Group (see "Results of Operations - Pending Disposition"). Specifically, these measures were adjusted for a charge related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur Center (MacArthur) note payable as well as disposition costs incurred related to the expected sale.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013.

New Accounting Pronouncement

Refer to "Note 15 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of the recently issued Accounting Standards Update addressing revenue recognition, to be adopted in 2017.

Current Operating Trends

Tenant sales statistics for 2014 and 2013 are shown below:

	Three Months Ended June 30(1)	Six Months Ended June 30(1)
	2014	2014
Sales per square foot growth	(0.8)%	(3.3)%
Sales per square foot growth - excluding sale portfolio	(1.2)%	(3.3)%

(1)	Statistics exclude non-comparable centers.
For the trailing twelve month period ended June 30, 2014, tenant sales per square foot were $707, a 0.9% decrease from $714 for the trailing twelve month period ended June 30, 2013. Excluding the sale portfolio, for the trailing twelve month period ended June 30, 2014, tenant sales per square foot were $806, a 0.7% decrease from $812 for the trailing twelve month period ended June 30, 2013.

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

Occupancy statistics as of June 30, 2014 and 2013 are shown below:

	2014	2013
Ending occupancy - comparable centers	90.1%	90.6%
Ending occupancy - comparable centers excluding sale portfolio	91.6%	92.6%
Ending occupancy - all centers	89.4%	90.7%

We now expect ending occupancy for comparable centers will end the year 1.0% to 1.5% lower than 2013 as a result of unexpected closings, including bankruptcies. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics. As of June 30, 2014, 3.2% of mall tenant space for all centers was occupied by temporary tenants compared to 3.5% as of June 30, 2013. See “Seasonality” for occupancy and leased space statistics.

Leased space was 91.9% at June 30, 2014 compared to 92.6% at June 30, 2013 for all centers. For our comparable centers, leased space was 92.3% at both June 30, 2014 and June 30, 2013. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from permanent tenants. The spread between leased space and occupied space, at 2.5% this quarter, is consistent with our history of 1% to 3% in the second quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Average rent per square foot: (1)
Consolidated Businesses	$48.53	$48.43	$48.21	$48.03
Unconsolidated Joint Ventures	58.06	53.08	56.99	51.93
Combined	51.46	49.61	50.84	49.01
Average rent per square foot, excluding sale portfolio: (1)
Consolidated Businesses	$63.02	$60.35	$62.16	$59.79
Unconsolidated Joint Ventures	58.06	53.08	56.99	51.93
Combined	60.88	57.79	60.00	57.03

(1)	Statistics exclude non-comparable centers.

	Trailing 12 Months Ended June 30, including sale portfolio (1) (2)
	2014	2013 (3)
Opening base rent per square foot:
Consolidated Businesses	$47.92	$51.86
Unconsolidated Joint Ventures	63.69	59.76
Combined	52.15	54.15
Square feet of GLA opened:
Consolidated Businesses	816,855	882,536
Unconsolidated Joint Ventures	299,542	359,339
Combined	1,116,397	1,241,875
Closing base rent per square foot:
Consolidated Businesses	$45.46	$41.96
Unconsolidated Joint Ventures	44.55	52.78
Combined	45.21	44.93
Square feet of GLA closed:
Consolidated Businesses	868,680	869,317
Unconsolidated Joint Ventures	330,863	329,168
Combined	1,199,543	1,198,485
Releasing spread per square foot:
Consolidated Businesses	$2.46	$9.90
Unconsolidated Joint Ventures	19.14	6.98
Combined	6.94	9.22
Releasing spread per square foot growth:
Consolidated Businesses	5.4%	23.6%
Unconsolidated Joint Ventures	43.0%	13.2%
Combined	15.4%	20.5%
Combined excluding sale portfolio	23.1%	19.7%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

(3)	2013 statistics were restated to include centers currently owned and open for the trailing 12 months ending June 30, 2013.

Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 3.7% for this quarter and for the six month period. We continue to expect average rent per square foot for the year to be up by about 4% over 2013. For comparable centers excluding the sale portfolio, average rent per square foot was up 5.3% for this quarter and up 5.2% for the six month period. The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period.

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

	2014		2013
	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,358,891	$1,335,294	$6,180,095	$1,913,865	$1,405,246	$1,406,196	$1,454,788
Revenues and other nonoperating income (expense):
Consolidated Businesses	164,664	175,881	768,502	211,289	193,482	178,237	185,494
Unconsolidated Joint Ventures	80,289	77,227	294,714	85,531	71,858	69,766	67,559
Occupancy: (2)
Ending - comparable	90.1%	90.3%	91.8%	91.8%	91.0%	90.6%	90.3%
Average - comparable	90.2	90.8	90.9	91.7	90.8	90.5	90.5
Ending - all centers	89.4	89.6	91.7	91.7	90.9	90.7	90.3
Average - all centers	89.6	90.2	90.9	91.6	90.8	90.7	90.4
Leased space:
Comparable	92.3%	92.6%	93.3%	93.3%	92.8%	92.3%	92.2%
All centers	91.9	92.1	93.1	93.1	92.6	92.6	92.4

(1)	Based on reports of sales furnished by mall tenants.

(2)
Arizona Mills is included in "all centers" occupancy and leased space statistics prior to March 31, 2014 and Taubman Prestige Outlets Chesterfield is included in "all centers" occupancy and leased space statistics for periods ending on or after September 30, 2013.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2014		2013
	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Consolidated Businesses: (1)
Minimum rents	9.3%	9.6%	8.3%	6.9%	9.0%	9.0%	8.8%
Percentage rents	0.1	0.5	0.6	0.9	0.5	0.1	0.5
Expense recoveries	4.8	4.8	4.3	3.8	4.7	4.6	4.4
Mall tenant occupancy costs	14.2%	14.9%	13.2%	11.6%	14.2%	13.7%	13.7%
Unconsolidated Joint Ventures: (1)
Minimum rents	9.6%	9.0%	8.1%	6.9%	9.1%	9.0%	7.7%
Percentage rents	0.2	0.4	0.5	0.7	0.5	0.3	0.5
Expense recoveries	4.4	4.2	4.0	3.8	4.5	4.3	3.8
Mall tenant occupancy costs	14.2%	13.6%	12.6%	11.4%	14.1%	13.6%	12.0%
Combined: (1)
Minimum rents	9.4%	9.4%	8.2%	6.9%	9.0%	9.0%	8.5%
Percentage rents	0.2	0.5	0.5	0.8	0.5	0.2	0.5
Expense recoveries	4.6	4.6	4.3	3.9	4.7	4.4	4.2
Mall tenant occupancy costs	14.2%	14.5%	13.0%	11.6%	14.2%	13.6%	13.2%

(1)
Arizona Mills is included in mall tenant occupancy costs as a percentage of sales prior to March 31, 2014 and Taubman Prestige Outlets Chesterfield is included in mall tenant occupancy costs as a percentage of sales for the quarters ending on or after September 30, 2013.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and six month periods ended June 30, 2014 and June 30, 2013, or are expected to affect operations in the future.

Dispositions

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain of $368 million (net of tax of $9.7 million) was recognized on the transaction, which represented the excess of the sales price over our book basis in the interests sold. Our book basis in the interests was not impacted by the December 2012 acquisition of an additional interest in the center, which was accounted for as an equity transaction. The disposition decreased our ownership in the center to a noncontrolling 50.1% interest. We now account for our remaining interest in International Plaza under the equity method of accounting.

Also in January 2014, we completed the sale of our 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group (SPG). The consideration, excluding transaction costs, consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units received was determined based on a value of $154.91 per unit. The number of partnership units subsequently increased to 590,124, in lieu of the Company's participation in a distribution of certain partnership units of another entity by SPG and Simon Property Group Limited Partnership. The increase in the number of partnership units was neutral to the market value of the Company's holdings as of the transaction date. As a result of the sale, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. A gain of $109 million was recognized as a result of the transaction.

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

Pending Disposition

In June 2014, we entered into agreements to dispose of a portfolio of seven centers. The following centers are included in the transaction: MacArthur Center in Norfolk, Virginia, Stony Point Fashion Park in Richmond, Virginia, Northlake Mall in Charlotte, North Carolina, The Mall at Wellington Green in Wellington, Florida, The Shops at Willow Bend in Plano, Texas, The Mall at Partridge Creek in Clinton Township, Michigan, and Fairlane Town Center in Dearborn, Michigan. The total consideration for the transactions before costs of the transactions is approximately $1.405 billion, which includes cash of $785 million and property-level debt to either be defeased or assumed by the buyer of $620 million. Our share of cash and property-level debt is expected to be $765 million and $595 million, respectively. Transactions costs to be incurred by us are currently estimated to be not more than approximately $45 million, but will vary based on, among other things, the actual amount of defeasance, prepayment, and breakage fees incurred. During the second quarter of 2014, we incurred $5.7 million of expenses, $5.4 million at our beneficial share, related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable as well as disposition costs of $0.4 million related to the expected sale of the centers to Starwood Capital Group.

The debt to be defeased or assumed by the buyer as part of the sale transactions consists of four loans: a $216 million loan secured by Northlake Mall at an interest rate of 5.41% maturing in February 2016, a $200 million loan secured by The Mall at Wellington Green at an interest rate of 5.44% maturing in May 2015, an amortizing loan of $128 million secured by MacArthur, which is swapped to a rate of 4.99% maturing in September 2020, and an amortizing loan of $78 million secured by The Mall at Partridge Creek at an interest rate of 6.15% maturing in July 2020.

In June 2014, in connection with entering into the Starwood Purchase and Sale Agreement, we discontinued hedge accounting on the MacArthur swap and recognized $4.9 million of previously deferred hedging losses in earnings as a result of the probability that the center's debt would be early extinguished. This loss is recorded as a component of Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income. We also recorded a loss of $0.8 million within Nonoperating Expense for the three and six months ended June 30, 2014 for changes in fair value of this swap subsequent to the June 2014 discontinuation of hedge accounting.

We intend to initially use the net proceeds to reduce outstanding borrowings under our revolving lines of credit and for general corporate purposes, to the extent the proceeds are not used to acquire replacement property under Section 1031 of the Internal Revenue Code and are not used to pay a special dividend. Cash and amounts available under the revolving lines of credit may be used in the future to repay other outstanding debt, to fund development activity, property acquisitions, to repurchase equity, to fund dividends, and for working capital and other corporate purposes. Because the reduction in net operating income and related interest expense of the properties will be greater than the reduced interest expense on the revolving lines of credit, these transactions are expected to have an initial negative impact on our FFO per common share. The sales transactions have not yet been completed and some of the specific uses of the proceeds have not yet been determined.

The transactions have been approved by our Board of Directors and are subject to customary closing conditions, but are expected to close during the fourth quarter of 2014.

U.S. Development

In August 2013, a new outlet center, Taubman Prestige Outlets Chesterfield, opened in the western St. Louis suburb of Chesterfield, Missouri. In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business, increasing our ownership to 100%.

Our United States development currently includes three projects that are under construction: The Mall at University Town Center, which is scheduled to open in October 2014, The Mall of San Juan, and International Market Place (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we are progressing on our project in Miami, Florida (see "Liquidity and Capital Resources - Capital Spending - New Developments").

Taubman Asia

We have formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, to build a shopping mall, CityOn.Zhengzhou, in Zhengzhou, China. We have also formed a joint venture with Wangfujing to own an interest in a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza in Xi'an, China. Also, we have invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

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

In January 2014, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale (see "Dispositions").

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center (see "Liquidity and Capital Resources").

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Purchases of common stock are financed with general corporate funds, and, depending on the amount of purchases and other factors, our revolving lines of credit. As of June 30, 2014, we repurchased 787,071 shares of our common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, an equal number of our Operating Partnership units are redeemed. As of June 30, 2014, $147.7 million remained of the August 2013 authorization.

Center Operations

The NOI growth of our comparable centers excluding lease cancellation income is as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
NOI growth - including sale portfolio	4.5%	3.2%
NOI growth - excluding sale portfolio	4.6%	3.2%

Excluding the impact of the pending sale, our original guidance assumed comparable center NOI growth, excluding lease cancellation income, of about 3% for the year. However, if sales persist at their current pace, percentage rent will be impacted, and our original projection of 3% could be challenged. This negative impact could be as much as 0.5%.

For the six months ended June 30, 2014, we recognized our $4.6 million share of lease cancellation income. We now expect our share of lease cancellation income to be about $5 million for 2014. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The following table sets forth operating results for the three months ended June 30, 2014 and June 30, 2013, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$96.5	$48.4	$103.2	$42.1
Percentage rents	1.1	1.1	1.1	1.4
Expense recoveries	61.2	27.6	65.6	24.6
Management, leasing, and development services	3.0		1.8
Other	8.2	3.2	6.5	1.7
Total revenues	$170.0	$80.3	$178.2	$69.8
EXPENSES:
Maintenance, taxes, utilities, and promotion	$48.8	$20.0	$52.8	$18.0
Other operating	16.1	4.5	18.5	4.2
Management, leasing, and development services	1.7		1.1
General and administrative	11.6		12.6
Interest expense	25.4	18.1	32.6	17.0
Depreciation and amortization (2)	36.9	11.1	38.3	9.2
Total expenses	$140.4	$53.7	$155.9	$48.3
Nonoperating income (expense) (3)	(5.3)	—	0.1	—
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$24.2	$26.6	$22.4	$21.4
Income tax expense	(0.3)		(0.2)
Equity in income of Unconsolidated Joint Ventures (2)	14.7		11.5
Income before gain on dispositions, net of tax	$38.6		$33.6
Gain on dispositions, net of tax (4)	0.5
Net income	$39.1		$33.6
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.3)		(1.8)
Noncontrolling share of income of TRG	(9.2)		(7.8)
Distributions to participating securities of TRG	(0.5)		(0.4)
Preferred stock dividends	(5.8)		(5.8)
Net income attributable to Taubman Centers, Inc. common shareowners	$21.3		$17.8

SUPPLEMENTAL INFORMATION (5):
EBITDA – 100%	$86.5	$55.8	$93.2	$47.6
EBITDA – outside partners' share	(5.9)	(24.3)	(5.4)	(20.9)
Beneficial interest in EBITDA	$80.6	$31.5	$87.9	$26.7
Beneficial interest expense	(23.3)	(10.0)	(30.4)	(9.4)
Beneficial income tax expense - TRG and TCO	(0.3)		(0.2)
Beneficial income tax expense - TCO	0.1		0.1
Non-real estate depreciation	(0.9)		(0.7)
Preferred dividends and distributions	(5.8)		(5.8)
Funds from Operations contribution	$50.3	$21.5	$50.9	$17.3

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

(3)
Nonoperating expense for the three months ended June 30, 2014 includes $5.7 million in connection with the discontinuation of hedge accounting related to the MacArthur interest rate swap in connection with the pending sale and $0.4 million of disposition costs related to the expected sale of centers to Starwood Capital Group.

(4)	During the three months ended June 30, 2014, a reduction of $0.5 million to the tax on the gain on the disposition of interests in International Plaza was recognized.

(5)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the three months ended June 30, 2014 were $170.0 million, an $8.2 million or 4.6% decrease from the comparable period in 2013. Minimum rents decreased due to the reclassification of International Plaza into Unconsolidated Joint Ventures, partially offset by an increase in average rent per square foot, as well as Chesterfield. Expense recoveries decreased due to the reclassification of International Plaza, partially offset by an increase in recoveries for property taxes, promotion expenses and other recoverable expenses, as well as Chesterfield. Management, leasing, and development income increased primarily due to services performed in Asia. Other revenue increased due to an increase in lease cancellation revenue, partially offset by the reclassification of International Plaza.

Total expenses for the three months ended June 30, 2014 were $140.4 million, a $15.5 million or 9.9% decrease from the comparable period in 2013. Maintenance, taxes, utilities, and promotion expense decreased primarily due to the reclassification of International Plaza and decreases of other maintenance costs at certain centers, partially offset by Chesterfield. Other operating expense decreased due to a reduction in pre-development expenses and property management costs, partially offset by an increase in bad debt expense and professional fees, as well as Chesterfield. General and administrative expense decreased primarily due to reduced rental expense as a result of the acquisition of our U.S. headquarters building, as well as certain reductions of Asia administrative expenses. Interest expense decreased as a result of International Plaza, payoffs of our loans on Beverly Center and Stony Point with lower cost debt, the refinancing of the loan at The Mall at Green Hills, interest capitalization on U.S. and Asia development projects, and the sale of Arizona Mills. These decreases were partially offset by increased interest upon the opening of Chesterfield and the financing of City Creek Center. Depreciation expense decreased primarily due to the reclassification of International Plaza, partially offset by Chesterfield.

Nonoperating income (expense) was unfavorable primarily due to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, as a result of entering into the Starwood sale transaction (see "Pending Disposition").

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2014 were $80.3 million, up $10.5 million or 15.0% over the comparable period in 2013. Minimum rents increased primarily due to reclassification of International Plaza into Unconsolidated Joint Ventures, as well as an increase in average rent per square foot, partially offset by the sale of Arizona Mills. Expense recoveries increased due to the reclassification of International Plaza as well as increases in recoverable expenses and property taxes at certain centers, partially offset by Arizona Mills. Other revenue increased due to the reclassification of International Plaza and increased lease cancellation income.

Total expenses increased by $5.4 million or 11.2%, to $53.7 million for the three months ended June 30, 2014. Maintenance, taxes, utilities, and promotion expense increased due to the reclassification of International Plaza and increased utilities and other maintenance costs at certain centers, partially offset by Arizona Mills. Interest expense increased due to the reclassification of International Plaza, partially offset by Arizona Mills. Depreciation expense increased due to the reclassification of International Plaza, partially offset by Arizona Mills.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $5.2 million to $26.6 million. Our equity in income of the Unconsolidated Joint Ventures was $14.7 million, a $3.2 million or 27.8% increase from the comparable period in 2013.

Non-comparable centers

For the three months ended June 30, 2014, non-comparable centers contributed total operating revenues of $0.7 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $1.3 million. For the three months ended June 30, 2013, non-comparable centers contributed total operating revenues of $9.9 million, and incurred operating expenses of $3.2 million.

Net Income

Net income was $39.1 million for the three months ended June 30, 2014 compared to $33.6 million for the three months ended June 30, 2013. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended June 30, 2014 was $21.3 million compared to $17.8 million in the comparable period in 2013.

FFO and FFO per Share

Our FFO was $71.9 million for the three months ended June 30, 2014 compared to $68.2 million for the three months ended June 30, 2013. FFO per diluted share was $0.80 for the three months ended June 30, 2014 and $0.75 per share for the three months ended 2013. Adjusted FFO in 2014, which excludes disposition costs incurred related to the expected sale of centers and a charge related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, was $77.7 million in 2014 compared to $68.2 million in 2013. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following table sets forth operating results for the six months ended June 30, 2014 and June 30, 2013, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$194.4	$94.9	$205.5	$82.1
Percentage rents	5.8	3.2	6.7	3.6
Expense recoveries	123.9	54.6	129.6	48.2
Management, leasing, and development services	5.5		5.2
Other	15.2	4.9	14.4	3.4
Total revenues	$344.8	$157.5	$361.4	$137.3
EXPENSES:
Maintenance, taxes, utilities, and promotion	$96.8	$40.0	$99.3	$35.2
Other operating	31.5	9.4	34.7	8.3
Management, leasing, and development services	3.0		3.1
General and administrative	23.1		24.9
Interest expense	51.6	36.0	67.1	33.9
Depreciation and amortization (2)	72.0	22.8	75.3	19.3
Total expenses	$278.0	$108.2	$304.3	$96.6
Nonoperating income (expense) (3)	(4.2)	—	2.3
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$62.6	$49.3	$59.4	$40.7
Income tax expense	(1.0)		(1.3)
Equity in income of Unconsolidated Joint Ventures (2)	26.7		21.8
Income before gain on dispositions, net of tax	88.3		80.0
Gain on dispositions, net of tax (4)	476.9
Net income	$565.2		$80.0
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(5.4)		(4.6)
Noncontrolling share of income of TRG	(156.9)		(19.6)
Distributions to participating securities of TRG	(0.9)		(0.9)
Preferred stock dividends	(11.6)		(9.4)
Net income attributable to Taubman Centers, Inc. common shareowners	$390.5		$45.6

SUPPLEMENTAL INFORMATION (5):
EBITDA – 100% (6)	$672.7	$108.1	$201.7	$93.9
EBITDA – outside partners' share	(12.3)	(47.5)	(11.4)	(41.1)
Beneficial interest in EBITDA	$660.5	$60.6	$190.3	$52.8
Gain on dispositions	(486.6)
Beneficial interest expense	(47.4)	(19.8)	(62.7)	(18.8)
Beneficial income tax expense - TRG and TCO	(1.0)		(1.3)
Beneficial income tax expense - TCO	0.1		0.2
Non-real estate depreciation	(1.7)		(1.4)
Preferred dividends and distributions	(11.6)		(9.4)
Funds from Operations contribution	$112.3	$40.8	$115.7	$34.0

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.5 million in both 2014 and 2013. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2014 and 2013.

(3)
Nonoperating expense for the six months ended June 30, 2014 includes $5.7 million in connection with the discontinuation of hedge accounting related to the MacArthur interest rate swap in connection with the pending sale and $0.4 million of disposition costs related to the expected sale of centers to Starwood Capital Group.

(4)
During the six months ended June 30, 2013, the gain on dispositions of interest in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project is net of income tax expense of $9.7 million.

(5)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)
For the six months ended June 30, 2014, EBITDA includes the Company's $486.6 million (before tax) gain from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project.

(7)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the six months ended June 30, 2014 were $344.8 million, a $16.6 million or 4.6% decrease from the comparable period in 2013. Minimum rents decreased due to the reclassification of International Plaza into Unconsolidated Joint Ventures, partially offset by increases in average rent per square foot, as well as Chesterfield. Percentage rents decreased due to the reclassification of International Plaza and decreases in tenant sales at various centers. Expense recoveries decreased due to the reclassification of International Plaza, partially offset by an increase in recoveries for promotion expenses, property taxes, and other recoverable expenses, as well as Chesterfield.

Total expenses for the six months ended June 30, 2014 were $278.0 million, a $26.3 million or 8.6% decrease from the comparable period in 2013. Maintenance, taxes, utilities, and promotion expense decreased primarily due to the reclassification of International Plaza, partially offset by Chesterfield and increased snow removal, utilities, and other maintenance costs at certain centers. Other operating expense decreased due to a reduction in pre-development expenses and property management costs, as well as the reclassification of International Plaza, partially offset by increased professional fees, as well as Chesterfield. General and administrative expense decreased primarily due to reduced rental expense as a result of the acquisition of our U.S. headquarters building, as well as certain reductions of Asia administrative expenses. Interest expense decreased as a result of International Plaza, payoffs of our loans on Beverly Center and Stony Point with lower cost debt, the refinancing of the loan at The Mall at Green Hills, interest capitalization on U.S. and Asia development projects, the refinancing of our primary revolving line of credit, and lower borrowings due to the 2013 preferred equity offering. These decreases were partially offset by increased interest upon the opening of Chesterfield and the financing of City Creek Center. Depreciation expense decreased primarily due to the reclassification of International Plaza, partially offset by Chesterfield.

The guidance items listed below are excluding any impact of the pending sale in 2014. We now expect our share of pre-development expenses, including both U.S. and Asia, to be about $5 million to $6 million in 2014. Also, we now expect net management, leasing, and development income to be between $5 million to $6 million in 2014. Our quarterly general and administrative expense run rate, including both U.S. and Asia costs, is expected to continue to average about $12 million to $13 million for the remainder of 2014.

Nonoperating income (expense) was unfavorable primarily due to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, as a result of entering into the Starwood sale transaction (See "Pending Disposition") as well as the gain on sale of marketable securities and the gain on sale of peripheral land that were recognized in 2013. We are not expecting any significant peripheral land sale gains in 2014.

In 2014, we recognized a $476.9 million gain on the dispositions of a total of 49.9% of our interest in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land.

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2014 were $157.5 million, up $20.2 million or 14.7% over the comparable period in 2013. Minimum rents increased primarily due to the reclassification of International Plaza into Unconsolidated Joint Ventures, as well as an increase in average rent per square foot, partially offset by the sale of Arizona Mills. Expense recoveries increased due to the reclassification of International Plaza as well as increases in recoverable expenses and property taxes at certain centers, partially offset by Arizona Mills. Other revenue increased due to the reclassification of International Plaza as well as increased lease cancellation revenue, partially offset by Arizona Mills.

Total expenses increased by $11.6 million or 12.0%, to $108.2 million for the six months ended June 30, 2014. Maintenance, taxes, utilities, and promotion expense increased due to the reclassification of International Plaza, as well as increased snow removal, utilities, property taxes, and other maintenance costs at certain centers, partially offset by Arizona Mills. Other operating expense increased primarily due to the reclassification of International Plaza, partially offset by Arizona Mills. Interest expense increased due to the reclassification of International Plaza, partially offset by Arizona Mills. Depreciation expense increased due to the reclassification of International Plaza, partially offset by Arizona Mills and, in 2013, the depreciation of abandoned fixed assets at certain centers.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $8.6 million to $49.3 million. Our equity in income of the Unconsolidated Joint Ventures was $26.7 million, a $4.9 million or 22.5% increase from the comparable period in 2013.

Non-comparable centers

For the six months ended June 30, 2014, non-comparable centers contributed total operating revenues of $5.4 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $4.4 million. For the six months ended June 30, 2013, non-comparable centers contributed total operating revenues of $19.5 million, and incurred operating expenses of $6.5 million.

Net Income

Net income was $565.2 million for the six months ended June 30, 2014 compared to $80.0 million for the six months ended June 30, 2013. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the six months ended June 30, 2014 was $390.5 million compared to $45.6 million in the comparable period in 2013.

FFO and FFO per Share

Our FFO was $153.1 million for the six months ended June 30, 2014 compared to $149.7 million for the six months ended June 30, 2013. FFO per diluted share was $1.70 for the six months ended June 30, 2014 and $1.65 for the six months ended June 30, 2013. Adjusted FFO in 2014, which excludes disposition costs incurred related to the expected sale of centers and a charge related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, was $158.9 million in 2014 compared to $149.7 million in 2013. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended June 30
	2014			2013
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$21.3	63,263,237	$0.34	$17.8	63,786,083	$0.28
Add impact of share-based compensation	0.1	711,376		0.1	1,056,428
Net income attributable to TCO common shareowners – Diluted	$21.4	63,974,613	$0.33	$17.9	64,842,511	$0.28
Add depreciation of TCO’s additional basis	1.7		0.03	1.7		0.03
Add TCO's additional income tax expense	0.1		—	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$23.2	63,974,613	$0.36	$19.8	64,842,511	$0.31
Add:
Noncontrolling share of income of TRG	9.2	25,145,571		7.8	25,227,629
Distributions to participating securities of TRG	0.5	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$32.9	89,991,446	$0.37	$28.0	90,941,402	$0.31
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	36.9		0.41	38.3		0.42
Depreciation of TCO’s additional basis	(1.7)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.6)		(0.02)	(1.4)		(0.02)
Share of Unconsolidated Joint Ventures	6.9		0.08	5.9		0.06
Non-real estate depreciation	(0.9)		(0.01)	(0.7)		(0.01)
Less gain on dispositions, net of tax	(0.5)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations	$71.9	89,991,446	$0.80	$68.2	90,941,402	$0.75
TCO's average ownership percentage of TRG	71.6%			71.7%
Funds from Operations attributable to TCO, excluding additional income tax expense	$51.4		$0.80	$48.9		$0.75
Less TCO's additional income tax expense	(0.1)		—	(0.1)		—
Funds from Operations attributable to TCO	$51.3		$0.80	$48.8		$0.75

Funds from Operations	$71.9	89,991,446	$0.80	$68.2	90,941,402	$0.75

Disposition costs related to the pending Starwood sale	0.4		—
Discontinuation of hedge accounting - MacArthur	5.4		0.06
Adjusted Funds from Operations	$77.7	89,991,446	$0.86	$68.2	90,941,402	$0.75
TCO's average ownership percentage of TRG	71.6%			71.7%
Adjusted Funds from Operations attributable to TCO, excluding additional income tax expense	$55.6		$0.86	$48.9		$0.75
Less TCO's additional income tax expense	(0.1)		—	(0.1)		—
Adjusted Funds from Operations attributable to TCO	$55.5		$0.86	$48.8		$0.75

(1)	Depreciation included $5.6 million and $5.8 million of mall tenant allowance amortization for the three months ended June 30, 2014 and 2013, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Six Months Ended June 30
	2014			2013
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$390.5	63,214,694	$6.18	$45.6	63,602,025	$0.72
Add distributions to participating securities of TRG	0.9	871,262
Add impact of share-based compensation	2.6	748,053		0.2	1,105,659
Net income attributable to TCO common shareowners – Diluted	$394.0	64,834,009	$6.08	$45.8	64,707,684	$0.71
Add depreciation of TCO’s additional basis	3.4		0.05	3.4		0.05
Add TCO's additional income tax expense	0.1		—	0.2		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$397.6	64,834,009	$6.13	$49.4	64,707,684	$0.76
Add:
Noncontrolling share of income of TRG	156.9	25,146,396		19.6	25,285,965
Distributions to participating securities of TRG				0.9	871,262
Net income attributable to partnership unitholders and participating securities	$554.5	89,980,405	$6.16	$69.9	90,864,911	$0.77
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	72.0		0.80	75.3		0.83
Depreciation of TCO’s additional basis	(3.4)		(0.04)	(3.4)		(0.04)
Noncontrolling partners in consolidated joint ventures	(2.8)		(0.03)	(2.5)		(0.03)
Share of Unconsolidated Joint Ventures	14.0		0.16	12.2		0.13
Non-real estate depreciation	(1.7)		(0.02)	(1.4)		(0.02)
Less gain on dispositions, net of tax	(476.9)		(5.30)
Less impact of share-based compensation	(2.6)		(0.03)	(0.2)		—
Funds from Operations	$153.1	89,980,405	$1.70	$149.7	90,864,911	$1.65
TCO's average ownership percentage of TRG	71.5%			71.6%
Funds from Operations attributable to TCO, excluding additional income tax expense	$109.5		$1.70	$107.1		$1.65
Less TCO's additional income tax expense	(0.1)		—	(0.2)		—
Funds from Operations attributable to TCO	$109.4		$1.70	$107.0		$1.65

Funds from Operations	$153.1	89,980,405	$1.70	$149.7	90,864,911	$1.65
Disposition costs related to the pending Starwood sale	0.4		—
Discontinuation of hedge accounting - MacArthur	5.4		0.06
Adjusted Funds from Operations	$158.9	89,980,405	$1.77	$149.7	90,864,911	$1.65
TCO's average ownership percentage of TRG	71.5%			71.6%
Adjusted Funds from Operations attributable to TCO, excluding additional income tax expense	$113.7		$1.77	$107.1		$1.65
Less TCO's additional income tax expense	(0.1)		(0.01)	(0.2)		—
Adjusted Funds from Operations attributable to TCO	$113.5		$1.76	$107.0		$1.65

(1)	Depreciation included $11.2 million and $11.6 million of mall tenant allowance amortization for the six months ended June 30, 2014 and 2013, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2014	2013	2014	2013
Net income	$39.1	$33.6	$565.2	$80.0

Add (less) depreciation and amortization:
Consolidated businesses at 100%	36.9	38.3	72.0	75.3
Noncontrolling partners in consolidated joint ventures	(1.6)	(1.4)	(2.8)	(2.5)
Share of Unconsolidated Joint Ventures	6.9	5.9	14.0	12.2

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	25.4	32.6	51.6	67.1
Noncontrolling partners in consolidated joint ventures	(2.1)	(2.2)	(4.2)	(4.4)
Share of Unconsolidated Joint Ventures	10.0	9.4	19.8	18.8
Income tax expense:
Income tax expense on dispositions	(0.5)		9.7
Other income tax expense	0.3	0.2	1.0	1.3

Less noncontrolling share of income of consolidated joint ventures	(2.3)	(1.8)	(5.4)	(4.6)

Beneficial interest in EBITDA	$112.1	$114.6	$721.0	$243.1

TCO's average ownership percentage of TRG	71.6%	71.7%	71.5%	71.6%

Beneficial interest in EBITDA attributable to TCO	$80.2	$82.1	$515.8	$173.9

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2014	2013	2014	2013
Net income	$39.1	$33.6	$565.2	$80.0

Add (less) depreciation and amortization:
Consolidated businesses at 100%	36.9	38.3	72.0	75.3
Noncontrolling partners in consolidated joint ventures	(1.6)	(1.4)	(2.8)	(2.5)
Share of Unconsolidated Joint Ventures	6.9	5.9	14.0	12.2

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	25.4	32.6	51.6	67.1
Noncontrolling partners in consolidated joint ventures	(2.1)	(2.2)	(4.2)	(4.4)
Share of Unconsolidated Joint Ventures	10.0	9.4	19.8	18.8
Income tax expense:
Income tax expense on dispositions	(0.5)		9.7
Other income tax expense	0.3	0.2	1.0	1.3

Less noncontrolling share of income of consolidated joint ventures	(2.3)	(1.8)	(5.4)	(4.6)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.9	5.4	12.3	11.4
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	24.3	20.9	47.5	41.1

EBITDA at 100%	$142.3	$140.9	$780.8	$295.6

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.6	12.6	23.1	24.9
Management, leasing, and development services, net	(1.3)	(0.7)	(2.5)	(2.1)
Straight-line of rents	(1.2)	(1.2)	(2.3)	(2.6)
Gain on dispositions			(486.6)
Disposition costs related to the pending Starwood sale	0.4		0.4
Discontinuation of hedge accounting - MacArthur	5.7		5.7
Gain on sale of peripheral land				(0.9)
Gain on sale of marketable securities				(1.3)
Dividend income	(0.6)		(0.8)
Interest income	(0.2)	—	(0.3)	(0.1)
Other nonoperating income			(0.8)
Non-center specific operating expenses and other	5.2	6.9	9.0	10.5
Net Operating Income at 100% - all centers	$161.9	$158.5	$325.8	$324.0
Less - Net Operating Income of non-comparable centers (1)	0.6	(6.7)	(0.9)	(13.0)
Net Operating Income at 100% - comparable centers	$162.5	$151.8	$324.9	$311.0
Lease cancellation income	(4.3)	(0.4)	(6.2)	(2.3)
Net Operating Income at 100% excluding lease cancellation income (2)	$158.2	$151.4	$318.6	$308.7

(1)	Includes Arizona Mills and Chesterfield.

(2)
See "General Background and Performance Measurement - Use of Non-GAAP Measures" for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

General

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

Property Encumbrances and Availability

We are primarily financed with property-specific secured debt and we had eight unencumbered center properties as of June 30, 2014. The entities that own Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are currently unencumbered assets under the facility and term loan. Any of the assets may be removed from the facility unencumbered asset pool and encumbered upon notice to lender that there is no default and the required covenant calculations are met on a pro forma basis. Upon the expected disposition of Fairlane Town Center and The Shops at Willow Bend, these centers would be removed from the primary revolving line of credit and term loan unencumbered asset pool. We do not expect that this will significantly affect our ability to meet the required covenants or the availability under the revolving line of credit. Additionally, besides the five centers previously noted, Stony Point, Chesterfield, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of June 30, 2014, we had a consolidated cash balance of $132.4 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of June 30, 2014, after considering then outstanding loan balances and outstanding letters of credit, was $1.1 billion. Sixteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to customary closing conditions. The line matures in March 2017, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of June 30, 2014, the leverage ratio resulted in a rate of LIBOR plus 1.45%.

In March 2014, the maturity date on our $65 million secondary revolving line of credit was extended through April 2016. All significant terms of the credit facility agreement remain unchanged as a result of the extension.

Construction Financing

In addition to the lines of credit described above, we have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of June 30, 2014, $96.4 million was available under the construction facility. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan has four, one-year extension options. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization period. We provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released.

In April 2014, a $320 million construction facility was completed for The Mall of San Juan, a consolidated joint venture. As of June 30, 2014, $258.2 million was available under the construction facility. The loan is interest only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. The construction facility has an initial three-year term with two, one-year extension options. We provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, we have provided a guarantee as to the completion of the center.

Term Loan

In November 2013, we completed a $475 million unsecured term loan that matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to customary closing conditions. As of June 30, 2014, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%. Proceeds were used to pay off the $305 million loan on Beverly Center. Excess proceeds, net of fees and accrued interest, of $165 million were used to pay down our revolving lines of credit.

Dispositions and Planned Disposition

In early 2014, we completed two dispositions that served as sources of additional capital. In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza (see "Results of Operations - Dispositions"), the proceeds of which were used to pay off the $99.5 million loan on Stony Point, which was scheduled to mature in June 2014. Also in January 2014, we sold our 50% interest in an entity that owns Arizona Mills as well as land in Syosset, New York related to the former Oyster Bay project (see "Results of Operations - Dispositions").

In addition, we expect to sell seven centers in the fourth quarter of 2014 (see "Results of Operations - Pending Disposition"). We intend to initially use the net proceeds to reduce outstanding borrowings under our revolving lines of credit and for general corporate purposes, to the extent the proceeds are not used to acquire replacement property under Section 1031 of the Internal Revenue Code and are not used to pay a special dividend. Cash and amounts available under the revolving lines of credit may be used in the future to repay other outstanding debt, to fund development activity, property acquisitions, to repurchase equity, to fund dividends, and for working capital and other corporate purposes. The sales transactions have not yet been completed and some of the specific uses of the proceeds have not yet been determined.

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2014 and 2013

Operating Activities

Our net cash provided by operating activities was $142.9 million in 2014, compared to $171.3 million in 2013. See also “Results of Operations” for descriptions of 2014 and 2013 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $172.5 million in 2014, compared to $155.4 million used in investing activities in 2013. Additions to properties in 2014 and 2013 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers and the acquisition of our headquarters building. A tabular presentation of 2014 capital spending is shown in “Capital Spending”.

Issuance of notes receivable were $1.5 million in 2013. Net cash proceeds from the sale of peripheral land were $6.9 million in 2013. There were no peripheral land sales in 2014. The timing of peripheral land sales is variable and proceeds from peripheral land sales can vary significantly from period to period. Proceeds from the sale of marketable securities were $2.5 million in 2013. Proceeds from dispositions, net of transaction costs were $385.6 million in 2014. Cash escrowed in connection with certain major construction projects was $42.9 million in 2014. Repayments of notes receivable were $7.3 million and $0.2 million in 2014 and 2013, respectively. Collection of the remaining consideration from the sale of assets of the Taubman TCBL business provided $12.9 million in 2013.

Contributions to Unconsolidated Joint Ventures in 2014 of $20.9 million and in 2013 of $64.3 million primarily consisted of funding of The Mall at University Town Center and Taubman Asia project costs (see "Capital Spending - New Developments"). Distributions in excess of income from Unconsolidated Joint Ventures provided $6.9 million in 2014 and $5.7 million in 2013.

Financing Activities

Net cash used in financing activities was $223.9 million in 2014 compared to $15.5 million provided in 2013. Payments of debt and issuance costs, net of proceeds from the issuance of debt were $129.1 million in 2014 and $44.6 million in 2013.

In 2014, $2.4 million was paid in connection with incentive plans, compared to $3.4 million in 2013. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock.

Contributions from noncontrolling interests were $22.3 million in 2014 compared to $2.5 million in 2013. Contributions in 2014 included funds for a redevelopment project at Cherry Creek. Total dividends and distributions paid were $114.7 million and $103.4 million in 2014 and 2013, respectively.

Beneficial Interest in Debt

At June 30, 2014, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,414.9 million, with an average interest rate of 4.17% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.09% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $658.2 million as of June 30, 2014, which included $639.8 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2014:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,346.3	4.84%	(1)	(3)
Floating rate debt swapped to fixed rate:
Swapped through April 2018	137.5	4.10%
Swapped through February 2019	475.0	3.00%
	$612.5	3.25%	(1)	(4)

Floating month to month	456.1	1.98%	(1)
Total floating rate debt	$1,068.6	2.71%	(1)

Total beneficial interest in debt	$3,414.9	4.17%	(1)	(4)

Amortization of financing costs (2)		0.26%
Average all-in rate		4.43%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Includes non-cash amortization of premiums related to acquisitions.

(4)	Excludes swap on MacArthur debt as hedge accounting was discontinued effective June 2014 due to the anticipated sale of the center.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2014, a one percent increase on this floating rate debt would decrease cash flows by approximately $3.3 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $2.7 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by $0.5 million and annual earnings by approximately $0.4 million. Based on our consolidated debt and interest rates in effect at June 30, 2014, a one percent increase in interest rates would decrease the fair value of debt by approximately $44.2 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $46.4 million.

We expect to incur costs to extinguish certain debt obligations in connection with the expected sales of centers to Starwood Capital Group. In addition, we discontinued hedge accounting on the swap agreement previously designated to hedge the MacArthur note payable. See "Note 2 - Acquisitions, Dispositions, and Developments - Pending Disposition" to our consolidated financial statements.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall, and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of June 30, 2014, the corporate minimum fixed charge coverage ratio is the most restrictive covenant. We are in compliance with all of our covenants and loan obligations as of June 30, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

In Sarasota, Florida, The Mall at University Town Center is under construction and is expected to open in October 2014. We will be responsible for management, leasing, and development of the center. The 0.9 million square foot center will be over 90% leased at opening and anchored by Saks Fifth Avenue, Macy's, and Dillard's. We had invested $122.4 million in the project as of June 30, 2014. We expect an 8% to 8.5% unlevered return on our share of the approximately $315 million total project cost. The remaining spending on the project is expected to be funded using our $225 million construction facility (see "Liquidity and Capital Resources").

The Mall of San Juan, part of a mixed-use development featuring a hotel/casino and retail, is under construction in San Juan, Puerto Rico. The 0.7 million square foot of retail will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We expect a March 2015 opening. We will be responsible for management, leasing, and development of the retail portion of the center. We had capitalized costs of $259.4 million in the project as of June 30, 2014. We have an 80% interest in the retail portion of the project and are expecting a 7.75% to 8% after-tax unlevered return on the approximately $475 million total project cost. The remaining spending on the project is expected to be funded using our $320 million construction facility (see "Liquidity and Capital Resources").

International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We will be responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is expected to open in spring 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $50.9 million in the project as of June 30, 2014. We expect an 8% to 8.5% return on our share of the approximately $400 million total project cost. This project is subject to a participating ground lease.

In 2013, we announced our involvement in The Mall at Miami Worldcenter, which will be developed in partnership with the Forbes Company. We will own at least one-third of the project, and as much as one-half, depending on the participation of the land owner. The center will be part of a mixed-use development offering a hotel, convention and entertainment space, office, residential and retail. The 0.7 million square foot center will feature Macy's and Bloomingdale's. We are targeting a fourth quarter 2014 ground breaking and a late 2016 opening.

In 2012, we formed a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in late 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. We had invested $57.0 million, including cumulative currency translation adjustments, in the project as of June 30, 2014. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

In 2013, we formed a second joint venture with Wangfujing that owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is scheduled to open in late 2015. We had invested $40.6 million, including cumulative currency translation adjustments, in the project as of June 30, 2014. Our total anticipated investment will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

We have invested in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which Taubman Asia has partnered with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in late 2016. As of June 30, 2014, we had invested $111.3 million, including cumulative currency translation adjustments, in the project. Our total anticipated investment including capitalized interest will be about $330 million for a 30% equity interest in the retail portion of the project. We are considering bringing in a financial partner for as much as 50% of our ownership share. We are expecting a 7% to 7.5% unlevered return at stabilization.

Sales growth rates are expected to be in excess of 10% in China. Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year. Estimates of total project costs in Asia exclude fluctuations in foreign currency exchange rates.

2014 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2014, is summarized in the following table:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$139.7	$117.9	$59.9	$30.8
New development projects - Asia (3) (4)			13.2	13.2
Existing centers:
Projects with incremental GLA or anchor replacement	23.0	21.1	0.5	0.2
Projects with no incremental GLA and other	7.6	7.2	3.7	1.9
Mall tenant allowances	2.9	2.9	4.7	2.6
Asset replacement costs recoverable from tenants	7.3	6.8	10.3	6.0
Corporate office building and improvements, technology, equipment, and other (5)	18.9	18.9
Total	$199.5	$174.8	$92.2	$54.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $1.9 million in net favorable currency translation adjustments.

(5)	Includes acquisition of U.S. headquarters building.

(6)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2014, in addition to the costs above, we incurred our $3.6 million share of Consolidated Businesses’ and $0.7 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2014:

(in millions)
Consolidated Businesses’ capital spending	$199.5
Acquisition of U.S. headquarters building - non-cash	(17.6)
Other differences between cash and accrual basis	(18.3)
Additions to properties	$163.6

Planned 2014 Capital Spending

The following table summarizes planned capital spending for 2014, including actual spending through June 30, 2014 and anticipated spending for the remainder of the year:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)(3)	$311.5	$266.6	$126.4	$68.4
New development projects - Asia (4)(5)			121.9	121.9
Existing centers:
Projects with incremental GLA or anchor replacement	88.5	72.6	3.6	1.8
Projects with no incremental GLA and other	27.0	26.9	27.3	13.8
Mall tenant allowances	14.9	14.4	14.4	7.8
Asset replacement costs recoverable from tenants	26.7	24.8	15.9	11.4
Corporate office building and improvements, technology, equipment, and other (6)	23.8	23.8
Total	$492.4	$429.2	$309.6	$225.2

(1)
Costs are net of intercompany profits and are computed on an accrual basis. The table includes $8.3 million of routine capital spending for the seven centers expected to be sold in the fourth quarter of 2014, of which $2.2 million has been spent through June 30, 2014.

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

We anticipate that our share of costs incurred for new center U.S. and Asia development projects included in the table above will be approximately $410 million and $190 million for 2015 and 2016, respectively.

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

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, (12) early lease terminations and bankruptcies, (13) fluctuations in foreign currency exchange rates, and (14) dispositions, including the anticipated sale of centers. In addition, estimates of capital spending will change as new projects are approved by our board of directors.

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

On May 22, 2014, we declared a quarterly dividend of $0.54 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, which was paid on June 30, 2014 to shareowners of record on June 16, 2014.
If no synergistic asset or assets for a Section 1031 exchange can be identified for the centers expected to be sold in the fourth quarter of 2014 (see "Results of Operations - Pending Disposition"), a special dividend of up to approximately $5.00 per share may be declared by the end of the year 2014 to be paid no later than January 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 10 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended June 30, 2014.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock on the open market or in privately negotiated transactions or otherwise. No stock repurchases were made during the second quarter of 2014. As of June 30, 2014, the Company repurchased 787,071 shares of common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. As of June 30, 2014, $147.7 million remained available for purchase under the program. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

The restrictions on our ability to pay dividends on our common stock are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends".

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement, dated June 17, 2014, by and among the Parties listed in Exhibit A (Sellers) and SRP TM Holdings, L.P. (Purchaser).	8-K		2.1	June 18, 2014
2.2	Purchase and Sale Agreement, dated June 17, 2014, by and among Partridge Creek Fashion Park LLC and Purchaser.	8-K		2.2	June 18, 2014
10.1	Form of Amendment to Change of Control Employment Agreement	8-K		10.1	May 8, 2014
10.2	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC	8-K		10.1	May 5, 2014
10.3	Amended and Restated Employment Agreement dated April 30, 2014 between Taubman Asia Management Limited and René Tremblay	8-K		10.2	May 5, 2014
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99	Debt Maturity Schedule					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	August 4, 2014	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)