Form 10-Q
period 2014-09-30
TAUBMAN CENTERS INC
filed 2014-11-04
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014
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

☐ Yes ☒ No

As of November 3, 2014 there were outstanding 63,322,750 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30 2014	December 31 2013
Assets (Note 2):
Properties	$3,143,649	$4,485,090
Accumulated depreciation and amortization	(951,736)	(1,516,982)
	$2,191,913	$2,968,108
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	361,729	327,692
Cash and cash equivalents	45,725	40,993
Restricted cash (Note 5)	43,258	5,046
Accounts and notes receivable, less allowance for doubtful accounts of $1,352 and $1,934 in 2014 and 2013	38,187	73,193
Accounts receivable from related parties	2,258	1,804
Deferred charges and other assets (Note 2)	149,042	89,386
Assets of centers held for sale (Note 2)	780,063
Total Assets	$3,612,175	$3,506,222

Liabilities (Note 2):
Notes payable (Note 5)	$2,015,999	$3,058,053
Accounts payable and accrued liabilities	275,211	292,280
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Notes 2 and 4)	401,809	371,549
Liabilities of centers held for sale (Note 2)	652,068
	$3,345,087	$3,721,882
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Equity (Note 6):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,117,000 and 25,151,069 shares issued and outstanding at September 30, 2014 and December 31, 2013	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at September 30, 2014 and December 31, 2013

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at September 30, 2014 and December 31, 2013 (Note 6)

Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,319,539 and 63,101,614 shares issued and outstanding at September 30, 2014 and December 31, 2013	633	631
Additional paid-in capital	809,071	796,787
Accumulated other comprehensive income (loss) (Note 13)	(9,258)	(8,914)
Dividends in excess of net income	(587,291)	(908,656)
	$213,180	$(120,127)
Noncontrolling interests (Note 7)	53,908	(95,533)
	$267,088	$(215,660)
Total Liabilities and Equity	$3,612,175	$3,506,222

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues:
Minimum rents	$96,691	$103,501	$291,113	$309,043
Percentage rents	5,263	7,021	11,019	13,732
Expense recoveries	63,527	67,943	187,439	197,549
Management, leasing, and development services	3,135	8,753	8,605	13,954
Other	7,428	6,720	22,631	21,104
	$176,044	$193,938	$520,807	$555,382
Expenses:
Maintenance, taxes, utilities, and promotion	$52,184	$55,375	$148,955	$154,694
Other operating	18,036	19,295	49,582	53,950
Management, leasing, and development services	1,539	1,027	4,520	4,172
General and administrative	11,369	11,812	34,493	36,676
Restructuring charge (Note 2)	3,031		3,031
Interest expense	23,382	32,515	74,946	99,589
Depreciation and amortization	24,553	40,982	96,521	116,262
	$134,094	$161,006	$412,048	$465,343
Nonoperating income (expense) (Notes 2 and 8)	891	(456)	(3,327)	1,831
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$42,841	$32,476	$105,432	$91,870
Income tax expense (Note 3)	(683)	(1,453)	(1,693)	(2,715)
Equity in income of Unconsolidated Joint Ventures (Note 4)	14,479	12,220	41,222	34,047
Income before gain on dispositions, net of tax	$56,637	$43,243	$144,961	$123,202
Gain on dispositions, net of tax (Note 2)			476,887
Net income	$56,637	$43,243	$621,848	$123,202
Net income attributable to noncontrolling interests (Note 7)	(16,700)	(12,536)	(178,935)	(36,667)
Net income attributable to Taubman Centers, Inc.	$39,937	$30,707	$442,913	$86,535
Distributions to participating securities of TRG (Note 9)	(471)	(435)	(1,409)	(1,313)
Preferred stock dividends (Note 6)	(5,784)	(5,784)	(17,353)	(15,148)
Net income attributable to Taubman Centers, Inc. common shareowners	$33,682	$24,488	$424,151	$70,074

Net income	$56,637	$43,243	$621,848	$123,202
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	2,593	(1,984)	(11,994)	5,757
Cumulative translation adjustment	(4,282)	5,086	(2,432)	1,574
Reclassification adjustment for amounts recognized in net income	2,599	1,740	14,073	3,834
	$910	$4,842	$(353)	$11,165
Comprehensive income	$57,547	$48,085	$621,495	$134,367
Comprehensive income attributable to noncontrolling interests	(16,969)	(13,900)	(178,956)	(40,064)
Comprehensive income attributable to Taubman Centers, Inc.	$40,578	$34,185	$442,539	$94,303

Basic earnings per common share (Note 11)	$0.53	$0.38	$6.71	$1.10

Diluted earnings per common share (Note 11)	$0.53	$0.38	$6.60	$1.09

Cash dividends declared per common share	$0.5400	$0.5000	$1.6200	$1.5000

Weighted average number of common shares outstanding – basic	63,317,680	63,753,748	63,249,400	63,653,155

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(168,627)		168,637	2	(2)				—
Issuance of Series K Preferred Stock, net of offering costs (Note 6)	6,800,000				164,395				164,395
Repurchase of common stock (Note 6)			(313,042)	(3)	(21,186)				(21,189)
Share-based compensation under employee and director benefit plans (Note 9)			359,045	3	7,511				7,514
Tax impact of share-based compensation (Note 3)					405				405
Redemption of redeemable noncontrolling interest (Note 7)					(1,050)				(1,050)
Adjustments of noncontrolling interests (Note 7)					5,995	22		(6,017)	—
Contributions from noncontrolling interests								4,729	4,729
Dividends and distributions							(112,100)	(43,542)	(155,642)
Other							(129)		(129)
Net income							86,535	36,667	123,202
Other comprehensive income (Note 13):									—
Unrealized gain on interest rate instruments and other						3,981		1,776	5,757
Cumulative translation adjustment						1,127		447	1,574
Reclassification adjustment for amounts recognized in net income						2,660		1,174	3,834
Balance, September 30, 2013	39,659,072	$25	63,524,788	$635	$813,139	$(14,274)	$(916,977)	$(94,074)	$(211,526)

Balance, January 1, 2014	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(35,500)		35,500						—
Repurchase of common stock (Note 6)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 9)			182,691	2	12,085				12,087
Tax impact of share-based compensation (Note 3)					71				71
Adjustments of noncontrolling interests (Note 7)					54	29		(83)	—
Contributions from noncontrolling interests								22,346	22,346
Dividends and distributions							(121,268)	(51,787)	(173,055)
Other	1,431				91		(280)	10	(179)
Net income							442,913	178,935	621,848
Other comprehensive income (Note 13):									—
Unrealized loss on interest rate instruments and other						(8,478)		(3,516)	(11,994)
Cumulative translation adjustment						(1,741)		(691)	(2,432)
Reclassification adjustment for amounts recognized in net income						9,846		4,227	14,073
Balance, September 30, 2014	39,617,000	$25	63,319,539	$633	$809,071	$(9,258)	$(587,291)	$53,908	$267,088

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2014	2013
Cash Flows From Operating Activities:
Net income	$621,848	$123,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,521	116,262
Provision for bad debts	2,284	1,868
Gain on sale of peripheral land		(863)
Gain on sale of marketable securities		(1,323)
Gain on dispositions (Note 2)	(486,620)
Discontinuation of hedge accounting (Note 8)	5,507
Other	7,637	9,907
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	4,665	357
Accounts payable and other liabilities	(2,300)	19,701
Net Cash Provided By Operating Activities	$249,542	$269,111

Cash Flows From Investing Activities:
Additions to properties	$(292,523)	$(193,027)
Issuances of notes receivable		(1,489)
Proceeds from sale of peripheral land		6,916
Proceeds from sale of marketable securities		2,493
Proceeds from dispositions, net of transaction costs (Note 2)	385,598
Cash in escrow related to center construction projects (Note 5)	(39,630)
Repayments of notes receivable	7,304	500
Collection and release of TCBL related proceeds		12,903
Contributions to Unconsolidated Joint Ventures (Note 2)	(44,109)	(120,676)
Distributions from Unconsolidated Joint Ventures in excess of income	6,591	3,927
Net Cash Provided By (Used In) Investing Activities	$23,231	$(288,453)

Cash Flows From Financing Activities:
Debt proceeds	$115,969	$183,964
Debt payments	(226,944)	(145,112)
Debt issuance costs	(5,430)	(7,010)
Repurchase of common stock (Note 6)	(17)	(21,189)
Issuance of common stock and/or partnership units in connection with incentive plans	(792)	(3,422)
Issuance of Series K Preferred Stock, net of offering costs		164,395
Redemption of redeemable noncontrolling interest (Note 7)		(1,050)
Distributions to noncontrolling interests	(51,787)	(43,542)
Distributions to participating securities of TRG	(1,409)	(1,313)
Contributions from noncontrolling interests	22,346	4,729
Cash dividends to preferred shareowners	(17,353)	(15,148)
Cash dividends to common shareowners	(102,624)	(95,640)
Net Cash Provided By (Used In) Financing Activities	$(268,041)	$19,662

Net Increase In Cash and Cash Equivalents	$4,732	$320

Cash and Cash Equivalents at Beginning of Period	40,993	32,057

Cash and Cash Equivalents at End of Period	$45,725	$32,377

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2014 included 24 operating urban and suburban shopping centers in 12 states. In October 2014, the Company completed the sale of seven centers to an affiliate of Starwood Capital Group (Starwood) (Note 2). Subsequent to the sale, the Company no longer operates centers in North Carolina and Texas. Also in October 2014, The Mall at University Town Center opened in Sarasota, Florida (Note 2).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of September 30, 2014. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock. See "Note 6 - Equity Transactions" for further details on the Series K Preferred Stock issuance in 2013.

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

Outstanding voting securities of the Company at September 30, 2014 consisted of 25,117,000 shares of Series B Preferred Stock and 63,319,539 shares of common stock.

The Operating Partnership

At September 30, 2014, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at September 30, 2014 consisted of a 72% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the nine months ended September 30, 2014 and 2013 was 72%. At September 30, 2014, the Operating Partnership had 88,454,989 partnership units outstanding, of which the Company owned 63,319,539 units.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

Sale of Centers to Starwood

In June 2014, the Company entered into agreements with Starwood to dispose of a portfolio of seven centers. The following centers (Sale Centers) were included in the agreements: MacArthur Center in Norfolk, Virginia, Stony Point Fashion Park in Richmond, Virginia, Northlake Mall in Charlotte, North Carolina, The Mall at Wellington Green in Wellington, Florida, The Shops at Willow Bend in Plano, Texas, The Mall at Partridge Creek in Clinton Township, Michigan, and Fairlane Town Center in Dearborn, Michigan.

In October 2014, the Company completed the disposition of the Sale Centers for consideration of $1.403 billion, excluding transaction costs. After the prepayment or defeasance of $623 million of property-level debt and accrued interest and $44 million of transaction costs, net cash proceeds were $736 million. The Company's share of the net cash proceeds was $716 million.

The debt extinguished consisted of four loans: a $216 million loan secured by Northlake Mall at an interest rate of 5.41% maturing in February 2016, a $200 million loan secured by The Mall at Wellington Green at an interest rate of 5.44% maturing in May 2015, an amortizing loan of $128 million secured by MacArthur Center, which was swapped to a rate of 4.99% maturing in September 2020, and an amortizing loan of $78 million secured by The Mall at Partridge Creek at an interest rate of 6.15% maturing in July 2020.

As of September 30, 2014, the Company incurred $5.5 million of expenses, $5.2 million at TRG's beneficial share, related to the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur Center note payable. In addition, the Company incurred $1.0 million of disposition costs related to the Sale Centers as of September 30, 2014. These expenses are classified as Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income.

As a result of the sale, the Company underwent a restructuring plan to reduce its workforce across various areas of the organization during the third quarter of 2014. As of September 30, 2014, the Company incurred $3.0 million of expenses related to the reduction in workforce. These expenses are classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of September 30, 2014, $2.3 million of restructuring costs were unpaid and remained accrued.

The carrying amounts of the major classes of assets and liabilities of the seven centers included as part of the disposal group classified as "held for sale" on the Consolidated Balance Sheet as of September 30, 2014 were as follows:

Assets:
Properties, net	$754,180
Other assets	25,883
Total assets	$780,063

Liabilities:
Notes payable	$621,945
Other liabilities	30,123
Total liabilities	$652,068

International Plaza

In January 2014, the Company sold a total of 49.9% of the Company's interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain of $368 million (net of tax of $9.7 million) was recognized as a result of the transaction. The Company's ownership in the center decreased to a noncontrolling 50.1% interest, which is accounted for under the equity method subsequent to the disposition.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. Development

International Market Place

International Market Place, a 0.4 million square foot center is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is expected to open in spring 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of September 30, 2014, the Company's capitalized costs for the project were $85.0 million ($79.6 million at TRG's share).

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. The Company owns 80% of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in March 2015. As of September 30, 2014, the Company had capitalized costs of $321.9 million ($258.9 million at TRG's share).

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center in Sarasota, Florida, opened in October 2014. The Company owns a 50% interest in the project. As of September 30, 2014, the Company had invested $138.2 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Asia

CityOn.Zhengzhou

In 2013, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center (CityOn.Zhengzhou) to be located in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in spring 2016. As of September 30, 2014, the Company had invested $41.7 million in the project, as increased by $0.4 million of cumulative currency translation adjustments. The investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Xi'an

In 2012, the Company formed a joint venture with Wangfujing. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center (CityOn.Xi'an) to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in late 2015. As of September 30, 2014, the Company had invested $58.2 million in the project, as increased by $1.1 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hanam Union Square

In 2011, the Company formed a joint venture with Shinsegae Group, South Korea's largest retailer, to build an approximately 1.7 million square foot shopping mall (Hanam Union Square) in Hanam, Gyeonggi Province, South Korea, which is scheduled to open in late 2016. In August 2014, the Company partnered with a major institution in Asia to acquire an additional 19% stake from Shinsegae Group, increasing the partnership ownership interest to 49%. The new institutional partner owns 14.7% of the project, bringing the Company's effective ownership to 34.3%, an increase from the Company's previous 30% share. As of September 30, 2014, the Company had invested $127.8 million in the project, as increased by $2.9 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
State current	$1	$47	$1,520	$298
State deferred	(4)	(34)	(16)	(59)
Federal current	313	160	7,851	468
Federal deferred	(26)	(38)	1,139	251
Foreign current	399	1,353	980	1,983
Foreign deferred		(35)	(48)	(226)
	$683	$1,453	$11,426	$2,715
Less income tax expense allocated to Gain on Dispositions (1)			9,733
Total income tax expense	$683	$1,453	$1,693	$2,715

(1)
Amount represents the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The tax on the sale is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income.

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013 were as follows:

	2014	2013
Deferred tax assets:
Federal	$1,607	$2,746
Foreign	1,822	1,821
State	550	527
Total deferred tax assets	$3,979	$5,094
Valuation allowances	(1,783)	(1,831)
Net deferred tax assets	$2,196	$3,263
Deferred tax liabilities:
Federal	$602	$602
Foreign	474	449
State	91	107
Total deferred tax liabilities	$1,167	$1,158

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

The Company realized a tax benefit as additional paid-in capital relating to the redemption of certain share-based compensation awards of $0.1 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

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

Shopping Center	Ownership as of September 30, 2014 and December 31, 2013

Arizona Mills (1)	0/50%
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50
Hanam Union Square (under construction)	Note 2
International Plaza (2)	50.1/100
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center (under construction) (3)	Note 2
Waterside Shops	50
Westfarms	79

(1)	In January 2014, the Company disposed of its 50% interest in Arizona Mills (Note 2). Prior to the disposition, Arizona Mills was accounted for as an Unconsolidated Joint Venture.

(2)
In January 2014, the Company sold a total of 49.9% of its interests in the entity that owns International Plaza. The disposition decreased the Company's ownership in the center to a noncontrolling 50.1% interest (Note 2). Prior to the disposition, International Plaza was accounted for as a consolidated center.

(3)	The Mall at University Town Center opened in October 2014.

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

The estimated fair value of the Unconsolidated Joint Ventures’ mortgage notes payable was $1.8 billion at September 30, 2014 and $1.5 billion at December 31, 2013. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of September 30, 2014 excluded the balances of Hanam Union Square, CityOn.Xi'an, and CityOn.Zhengzhou, which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	September 30 2014	December 31 2013
Assets:
Properties	$1,517,439	$1,305,658
Accumulated depreciation and amortization	(539,451)	(478,820)
	$977,988	$826,838
Cash and cash equivalents	28,763	28,782
Accounts and notes receivable, less allowance for doubtful accounts of $1,364 and $977 in 2014 and 2013	29,399	33,626
Deferred charges and other assets	31,740	28,095
	$1,067,890	$917,341

Liabilities and accumulated deficiency in assets:
Notes payable	$1,785,602	$1,551,161
Accounts payable and other liabilities	73,889	70,226
TRG's accumulated deficiency in assets	(453,452)	(412,204)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(338,149)	(291,842)
	$1,067,890	$917,341

TRG's accumulated deficiency in assets (above)	$(453,452)	$(412,204)
TRG's investment in properties under development (Note 2)	226,853	193,306
TRG basis adjustments, including elimination of intercompany profit	131,070	118,132
TCO's additional basis	55,449	56,909
Net investment in Unconsolidated Joint Ventures	$(40,080)	$(43,857)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	401,809	371,549
Investment in Unconsolidated Joint Ventures	$361,729	$327,692

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues	$80,671	$71,858	$238,190	$209,183
Maintenance, taxes, utilities, promotion, and other operating expenses	$25,040	$22,933	$75,486	$67,037
Interest expense	18,518	17,302	55,065	51,758
Depreciation and amortization	11,417	9,237	32,613	27,155
Total operating costs	$54,975	$49,472	$163,164	$145,950
Nonoperating income	(22)	(1)	(25)	(1)
Net income	$25,674	$22,385	$75,001	$63,232

Net income attributable to TRG	$14,258	$12,402	$41,319	$35,103
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	707	306	1,363	405
Depreciation of TCO's additional basis	(486)	(488)	(1,460)	(1,461)
Equity in income of Unconsolidated Joint Ventures	$14,479	$12,220	$41,222	$34,047

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$31,762	$28,000	$92,336	$80,777
Interest expense	(10,006)	(9,415)	(29,805)	(28,192)
Depreciation and amortization	(7,277)	(6,365)	(21,309)	(18,538)
Equity in income of Unconsolidated Joint Ventures	$14,479	$12,220	$41,222	$34,047

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), The Mall at Wellington Green (10%), and MacArthur Center (5%). In October 2014, the Company disposed of The Mall at Wellington Green and MacArthur Center as part of the sale to Starwood (Note 2).

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
September 30, 2014	$2,637,941	(1)	$1,785,602	$2,448,342	(1)	$984,512
December 31, 2013	3,058,053		1,551,161	2,891,592		868,942

Capitalized interest:
Nine Months Ended September 30, 2014	$18,844	(2)	$2,836	$18,136		$1,430
Nine Months Ended September 30, 2013	11,511	(2)	73	11,169		46

Interest expense:
Nine Months Ended September 30, 2014	$74,946		$55,065	$68,687		$29,805
Nine Months Ended September 30, 2013	99,589		51,578	93,049		28,192

(1)
The debt balance presented includes the debt of centers classified as held for sale as of September 30, 2014 (Note 2). The debt of centers held for sale was $622 million at 100% and $596 million at the Operating Partnership's beneficial interest at September 30, 2014. In October 2014, the Company disposed of the centers that were previously held for sale (Note 2).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of September 30, 2014, the corporate minimum fixed charge coverage ratio is the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of September 30, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

Upon the disposition of Fairlane Town Center and The Shops at Willow Bend in October 2014 (Note 2), these centers were removed from the primary revolving line of credit and term loan unencumbered asset pool. The Company does not expect that this will significantly affect the ability to meet the required covenants or the current $1.1 billion availability under the line of credit.

Guarantees

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The maximum amount of the construction facility is $225 million. The outstanding balance of The Mall at University Town Center construction financing facility as of September 30, 2014 was $155.6 million. Accrued but unpaid interest as of September 30, 2014 was $0.2 million. The principal guarantee may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guarantee may be released. The Company believes the likelihood of a payment under the guarantee to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The outstanding balance of The Mall of San Juan construction financing facility as of September 30, 2014 was $116.0 million. Accrued but unpaid interest as of September 30, 2014 was $0.1 million. The center is expected to open in March 2015 and the Company believes the likelihood of a payment under the guarantees to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of September 30, 2014 and December 31, 2013, the Company’s cash balances restricted for these uses were $43.3 million and $5.0 million, respectively. As of September 30, 2014, $39.6 million of the $43.3 million of restricted cash was required under certain debt agreements to be in escrow for certain major construction projects.

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No stock repurchases were made during the third quarter of 2014. As of September 30, 2014, the Company repurchased 787,071 shares of its common stock at an average price of $66.45 per share for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

In March 2013, the Company issued 6,800,000 shares of 6.25% Series K Preferred Stock. Net proceeds from the offering were $164.4 million, net of offering costs of $5.6 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In April 2014, the Taubman Asia operating agreement was amended to provide that so long as the Taubman Asia President is employed by Taubman Asia on April 1, 2016, then during the month ended April 30, 2016, he will have the right to exercise an option to put up to 40% of his ownership interest for cash in December 2016 at a valuation determined as of October 31, 2016. In addition, under the amended agreement, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at September 30, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at September 30, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

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

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the noncontrolling interests as of September 30, 2014 and December 31, 2013 included the following:

	2014	2013
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(17,790)	$(37,191)
Noncontrolling interests in partnership equity of TRG	71,698	(58,342)
	$53,908	$(95,533)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended September 30, 2014 and September 30, 2013 included the following:

	2014	2013
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,643	$2,198
Noncontrolling share of income of TRG	14,057	10,338
	$16,700	$12,536

Net income attributable to the noncontrolling interests for the nine months ended September 30, 2014 and September 30, 2013 included the following:

	2014	2013
Net income attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$8,013	$6,752
Noncontrolling share of income of TRG	170,922	29,915
	$178,935	$36,667

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the nine months ended September 30, 2014 and September 30, 2013:

	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners	$424,151	$70,074
Transfers (to) from the noncontrolling interest:
Increase in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	54	5,995
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership in the outlet joint venture		(1,050)
Net transfers from noncontrolling interests	54	4,945
Change from net income attributable to Taubman Centers, Inc. and transfers from noncontrolling interests	$424,205	$75,019

(1)
In 2014 and 2013, adjustments of noncontrolling interests were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9), issuances of stock pursuant to the Continuing Offer (Note 10), redemption of the outlet joint venture partner's interest in 2013, and stock repurchases (Note 6).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2014, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owner's interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $400 million at September 30, 2014, compared to a book value of $(22.5) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (2)	50%	137,200	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50%	137,200	2.40%	1.70%		4.10%		April 2018

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

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance of the loan on Fair Oaks.

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

In June 2014, in connection with entering into the Starwood Purchase and Sale Agreement (Note 2), the Company discontinued hedge accounting on the MacArthur Center swap and accelerated the reclassification of amounts in Accumulated Other Comprehensive Income (Loss) (AOCI) to earnings as a result of it becoming probable that the center's debt would be early extinguished and the hedged interest payments would not occur. The accelerated amount was a loss of $4.9 million recorded as a component of Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income. The Company also recorded a gain of $0.2 million and a loss of $0.6 million to Nonoperating Expense for the three and nine months ended September 30, 2014 for changes in the fair value of this swap subsequent to the June 2014 discontinuation of hedge accounting. As of September 30, 2014, this interest rate swap is classified in Liabilities of Centers Held for Sale on the Consolidated Balance Sheet. In October 2014, this swap was terminated and the debt was paid off with the proceeds from the sale to Starwood (Note 2). The following information relates to this swap as of September 30, 2014:

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan	Total Swapped Rate on Loan	Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	95%	$128,100	2.64%	2.35%	4.99%	September 2020

(1)	The notional amount on this swap was equal to the outstanding principal balance of the loan on MacArthur Center.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges of Interest Rate Risk

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of Other Comprehensive Income (OCI). The ineffective portion of the change in fair value, if any, is recognized directly in earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in AOCI during the term of the hedged debt transaction.

Amounts reported in AOCI related to currently outstanding derivatives are recognized as an adjustment to income as interest payments are made on the Company’s variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction.

The Company expects that approximately $9.7 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

During the three months ended September 30, 2014 and September 30, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30			Three Months Ended September 30
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$3,692	$(67)	Interest Expense	$(1,810)	$(812)
Interest rate contracts – UJVs	1,266	(329)	Equity in Income of UJVs	(789)	(777)
Total derivatives in cash flow hedging relationships	$4,958	$(396)		$(2,599)	$(1,589)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiaries			Interest Expense		$(151)
Total realized losses on settled cash flow hedges				$—	$(151)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center (prior to discontinuation of hedge accounting), which was classified as Nonoperating Income on the Consolidated Statement of Operations and Comprehensive Income. For the nine months ended September 30, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30			Nine Months Ended September 30
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries (1)			Nonoperating Expense (1)	$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$(4,043)	$6,375	Interest Expense (1)	(6,853)	$(2,406)
Interest rate contracts – UJVs	1,008	4,039	Equity in Income of UJVs	(2,340)	(2,297)
Total derivatives in cash flow hedging relationships	$(3,035)	$10,414		$(14,073)	$(4,703)

Realized losses on settled cash flow hedges:
Interest rate contract – consolidated subsidiaries			Interest Expense		$(454)
Total realized losses on settled cash flow hedges				$—	$(454)

(1)	Includes MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013. The Company does not have any derivatives not designated as hedging instruments in an asset position as of September 30, 2014 and December 31, 2013.

		Fair Value
	Consolidated Balance Sheet Location	September 30 2014	December 31 2013
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets		$1,543
Liability derivatives:
Interest rate contract – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(726)	$(3,418)
Interest rate contracts – UJVs	Investment in UJVs	(4,929)	(5,938)
Total liabilities designated as hedging instruments		$(5,655)	$(9,356)
Derivatives not designated as hedging instruments:
Interest rate contract – held for sale	Liabilities of Centers Held for Sale	(4,874)
Total liability derivatives		$(10,529)	$(9,356)

Contingent Features

Three of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. Three of the Company’s outstanding derivatives contain provisions that state if the Operating Partnership defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. As of September 30, 2014, the Company is not in default on any indebtedness that would trigger a credit risk related default on its current outstanding derivatives.

As of September 30, 2014 and December 31, 2013, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $10.5 million and $9.4 million, respectively. As of September 30, 2014 and December 31, 2013, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 12 for fair value information on derivatives.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The compensation cost charged to income for the Company’s share-based compensation plans was $3.4 million and $9.8 million for the three and nine months ended September 30, 2014, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $3.6 million and $9.7 million for the three and nine months ended September 30, 2013, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.4 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, respectively.

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

Options

A summary of option activity for the nine months ended September 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2014	563,436	$43.81	2.6	$31.31	-	$55.90
Exercised	(42,143)	42.16
Outstanding at September 30, 2014	521,293	$43.95	1.9	$31.31	-	$55.90

Fully vested options at September 30, 2014	521,293	$43.95	1.9

No options were granted during the nine months ended September 30, 2014.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $15.1 million as of September 30, 2014.

The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $1.4 million and $3.6 million, respectively. Cash received from option exercises for the nine months ended September 30, 2014 and 2013 was $1.8 million and $2.9 million, respectively.

As of September 30, 2014, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

A summary of PSU activity for the nine months ended September 30, 2014 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	234,863		$139.18
Vested	(43,858)	(1)	85.40
Granted	49,157		93.07
Forfeited	(771)		160.09
Outstanding at September 30, 2014	239,391		$139.50

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the nine months ended September 30, 2014 equaled 172% of the number of PSU awards vested in the table above.

None of the PSU outstanding at September 30, 2014 were vested. As of September 30, 2014, there was $16.2 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

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

A summary of RSU activity for the nine months ended September 30, 2014 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	269,899	$62.00
Vested	(98,213)	51.07
Granted (three-year vesting)	106,540	63.95
Granted (staggered vesting)	8,505	66.19
Forfeited	(4,843)	65.44
Outstanding at September 30, 2014	281,888	$66.65

None of the RSU outstanding at September 30, 2014 were vested. As of September 30, 2014, there was $8.6 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

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

Based on a market value at September 30, 2014 of $73.00 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.8 billion. The purchase of these interests at September 30, 2014 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

See Note 5 for the Operating Partnership's guarantees of certain notes payable, including a guarantee relating to an Unconsolidated Joint Venture, Note 7 for contingent features relating to certain joint venture agreements, Note 8 for contingent features relating to derivative instruments, and Note 9 for obligations under existing share-based compensation plans.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$33,682	$24,488	$424,151	$70,074
Impact of additional ownership of TRG	121	107	4,151	352
Diluted	$33,803	$24,595	$428,302	$70,426

Shares (Denominator) – basic	63,317,680	63,753,748	63,249,400	63,653,155
Effect of dilutive securities	770,062	937,161	1,626,651	1,049,493
Shares (Denominator) – diluted	64,087,742	64,690,909	64,876,051	64,702,648

Earnings per common share - basic	$0.53	$0.38	$6.71	$1.10
Earnings per common share – diluted	$0.53	$0.38	$6.60	$1.09

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Weighted average noncontrolling partnership units outstanding	4,369,590	4,494,470	4,352,233	4,557,851
Unissued partnership units under unit option deferral elections	871,262	871,262		871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of September 30, 2014 Using		Fair Value Measurements as of December 31, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$13,089		$12,225
Derivative interest rate contracts (Note 8)				$1,543
Total assets	$13,089	$—	$12,225	$1,543

Derivative interest rate contracts (Note 8)		$(5,600)		$(3,418)
Total liabilities		$(5,600)		$(3,418)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of September 30, 2014, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership (Note 2). The fair value of the partnership units, derived from SPG's common stock price after considering the one-year restriction on the sale of the units, and therefore falling into Level 2 of the fair value hierarchy, was $94.0 million at September 30, 2014. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at September 30, 2014.

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2014 and December 31, 2013, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed from acquisitions, an additional 0.75% and 1.00% credit spread was added to the discount rate at September 30, 2014 and December 31, 2013, respectively, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of September 30, 2014 or December 31, 2013. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at September 30, 2014 and December 31, 2013 were as follows:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable (1)	$2,637,941	$2,689,413	$3,058,053	$3,107,119

(1)
Includes a carrying value of $622 million and a fair value of $641 million of notes payable related to the centers classified as held for sale as of September 30, 2014. In October 2014, the Company disposed of the centers that were previously held for sale (Note 2).

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2014 by $40.2 million or 1.5%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the nine months ended September 30, 2014 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2014	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income/(loss) before reclassifications	(1,741)	(8,478)	(10,219)	(691)	(3,516)	(4,207)
Amounts reclassified from AOCI		9,846	9,846		4,227	4,227
Net current period other comprehensive income/(loss)	$(1,741)	$1,368	$(373)	$(691)	$711	$20
Adjustments due to changes in ownership	7	22	29	(7)	(22)	(29)
September 30, 2014	$3,306	$(12,564)	$(9,258)	$1,313	$6,830	$8,143

Changes in the balance of each component of AOCI for the nine months ended September 30, 2013 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2013	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income/(loss) before reclassifications	1,127	3,981	5,108	447	1,776	2,223
Amounts reclassified from AOCI		2,660	2,660		1,174	1,174
Net current period other comprehensive income/(loss)	$1,127	$6,641	$7,768	$447	$2,950	$3,397
Adjustments due to changes in ownership	5	17	22	(5)	(17)	(22)
September 30, 2013	$3,020	$(17,294)	$(14,274)	$1,198	$4,672	$5,870

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Discontinuation of hedge accounting - consolidated subsidiary	$4,880	Nonoperating Expense
Realized loss on interest rate contracts - consolidated subsidiaries	$6,853	Interest Expense
Realized loss on interest rate contracts - UJVs	2,340	Equity in Income of UJVs
Total reclassifications for the period	$14,073

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,860	Interest Expense
Realized loss on interest rate contracts - UJVs	2,297	Equity in Income of UJVs
Realized gain on sale of securities	(1,323)	Nonoperating Income, net
Total reclassifications for the period	$3,834

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

The following non-cash investing and financing activities occurred during the nine months ended September 30, 2014 and September 30, 2013. This table excludes any non-cash adjustments of noncontrolling interests as a result of equity transactions (Note 7).

	Nine Months Ended September 30
	2014	2013
Issuance of a note receivable in connection with the sale of peripheral land		$7,411
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)	$77,700
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)	91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)	18,215
Other non-cash additions to properties	53,018	14,351

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

Note 16 – Subsequent Event

Sale of Centers to Starwood

In October 2014, the Company completed the sale of seven centers to Starwood. See "Note 2 - Acquisitions, Dispositions, and Developments" for further discussion of the sale.

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

Disposition to Starwood Capital Group

In October 2014, we disposed of a portfolio of seven centers (see "Note 2 - Acquisitions, Dispositions, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements and "Results of Operations - Dispositions - Sale of Centers to Starwood"). This transaction, combined with our substantial development and redevelopment pipelines, is consistent with our strategy to recycle capital for growth. The remaining post-sale portfolio is expected to be significantly more productive on a relative basis, consisting of highly productive assets with average tenant sales higher by over $100 per square foot. Net Operating Income long-term growth in the post-sale portfolio is expected to improve by about 0.50%.

As of September 30, 2014, the sale centers remain in our all center and comparable center operating statistics. However, we have also presented certain statistics excluding the sale portfolio to provide an understanding of the impact of the centers on our operating measures. Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio is not available for the quarter ended September 30, 2014. Therefore, tenant sales statistics for 2014 and comparable 2013 periods will no longer include these centers.

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

We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and nine month periods ended September 30, 2014, FFO was adjusted for expenses related to the sale of seven centers to an affiliate of Starwood Capital Group (Starwood) (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). Specifically, these measures were adjusted for charges related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur Center (MacArthur) note payable as well as a restructuring charge and disposition costs incurred related to the sale.

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013.

New Accounting Pronouncement

Refer to "Note 15 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of the recently issued Accounting Standards Update addressing revenue recognition, to be adopted in 2017.

Current Operating Trends

Our mall tenants reported a 0.2% increase in sales per square foot in the third quarter of 2014 from the same period in 2013. For the trailing twelve month period ended September 30, 2014, tenant sales per square foot were $807, a 1.0% decrease from $815 for the trailing twelve month period ended September 30, 2013.

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

Occupancy statistics as of September 30, 2014 and 2013 are shown below:

	2014	2013
Ending occupancy - comparable centers	89.6%	91.0%
Ending occupancy - comparable centers excluding sale portfolio	91.4%	92.9%
Ending occupancy - all centers	89.0%	90.9%
Ending occupancy with temporary tenants - comparable centers excluding sale portfolio	94.1%	95.6%
Ending occupancy with temporary tenants - all centers	93.0%	94.5%

We expect ending occupancy with temporary tenants for comparable centers to be down just under 1.0% from 2013 as a result of unexpected closings, including bankruptcies. Temporary tenants, defined as those with lease terms less than or equal to a year, are not included in occupancy or leased space statistics, except as otherwise noted. See “Seasonality” for occupancy and leased space statistics.

Leased space was 91.2% at September 30, 2014 compared to 92.6% at September 30, 2013 for all centers. For our comparable centers, leased space was 91.6% at September 30, 2014 and 92.8% at September 30, 2013. The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from permanent tenants. The spread between leased space and occupied space, at 2.2% this quarter, is consistent with our history of 1% to 3% in the third quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended September 30 (1)		Nine Months Ended September 30 (1)
	2014	2013	2014	2013
Average rent per square foot:
Consolidated Businesses	$48.58	$48.13	$48.11	$48.04
Unconsolidated Joint Ventures	58.20	52.79	58.02	52.19
Combined	51.54	49.31	51.07	49.09
Average rent per square foot, excluding sale portfolio:
Consolidated Businesses	$63.34	$60.08	$62.06	$59.85
Unconsolidated Joint Ventures	58.20	52.79	58.02	52.19
Combined	61.12	57.50	60.37	57.15

(1)	Statistics exclude non-comparable centers.

	Trailing 12 Months Ended September 30 (1) (2)		Trailing 12 Months Ended September 30, excluding sale portfolio (1) (2)
	2014	2013	2014	2013 (3)
Opening base rent per square foot:
Consolidated Businesses	$47.66	$49.64	$68.28	$64.44
Unconsolidated Joint Ventures	63.95	59.57	63.95	59.57
Combined	51.82	52.56	66.55	62.38
Square feet of GLA opened:
Consolidated Businesses	819,178	900,108	424,401	507,790
Unconsolidated Joint Ventures	281,005	374,083	281,005	374,083
Combined	1,100,183	1,274,191	705,406	881,873
Closing base rent per square foot:
Consolidated Businesses	$41.16	$43.64	$55.20	$55.71
Unconsolidated Joint Ventures	45.71	50.57	45.71	50.57
Combined	42.37	45.60	51.23	53.55
Square feet of GLA closed:
Consolidated Businesses	929,360	885,196	469,328	479,455
Unconsolidated Joint Ventures	337,836	347,632	337,836	347,632
Combined	1,267,196	1,232,828	807,164	827,087
Releasing spread per square foot:
Consolidated Businesses	$6.50	$6.00	$13.08	$8.73
Unconsolidated Joint Ventures	18.24	9.00	18.24	9.00
Combined	9.45	6.96	15.32	8.83
Releasing spread per square foot growth:
Consolidated Businesses	15.8%	13.7%	23.7%	15.7%
Unconsolidated Joint Ventures	39.9%	17.8%	39.9%	17.8%
Combined	22.3%	15.3%	29.9%	16.5%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 4.5% for this quarter and 4.0% for the nine month period. For comparable centers excluding the sale portfolio, average rent per square foot was up 6.3% for this quarter and up 5.6% for the nine month period. Excluding the sale portfolio, we expect average rent per square foot growth of 5% to 6% over 2013.

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

	2014			2013
	3rd Quarter	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)	$1,121,619	$1,129,184	$1,117,497	$5,181,878	$1,603,176	$1,177,657	$1,180,398	$1,220,647
Revenues and other nonoperating income (expense):
Consolidated Businesses	176,935	164,664	175,881	768,502	211,289	193,482	178,237	185,494
Unconsolidated Joint Ventures	80,649	80,289	77,227	294,714	85,531	71,858	69,766	67,559
Occupancy: (2)
Ending - comparable	89.6%	90.1%	90.3%	91.8%	91.8%	91.0%	90.6%	90.3%
Average - comparable	89.7	90.2	90.8	90.9	91.7	90.8	90.5	90.5
Ending - all centers	89.0	89.4	89.6	91.7	91.7	90.9	90.7	90.3
Average - all centers	89.2	89.6	90.2	90.9	91.6	90.8	90.7	90.4
Leased space:
Comparable	91.6%	92.3%	92.6%	93.3%	93.3%	92.8%	92.3%	92.2%
All centers	91.2	91.9	92.1	93.1	93.1	92.6	92.6	92.4

(1)
Based on reports of sales furnished by mall tenants. Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio is not available for the quarter ended September 30, 2014. Therefore, tenant sales statistics for 2014 and 2013 periods no longer include these centers.

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

	2014			2013
	3rd Quarter	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Consolidated Businesses: (1) (2)
Minimum rents	9.6%	9.5%	9.7%	8.3%	6.9%	9.0%	9.0%	8.9%
Percentage rents	0.5	0.1	0.5	0.6	1.1	0.6	0.1	0.6
Expense recoveries	4.8	4.6	4.7	4.3	3.6	4.7	4.5	4.4
Mall tenant occupancy costs	15.0%	14.3%	15.0%	13.2%	11.7%	14.4%	13.6%	13.8%
Unconsolidated Joint Ventures: (1)
Minimum rents	9.6%	9.6%	9.0%	8.1%	6.9%	9.1%	9.0%	7.7%
Percentage rents	0.4	0.2	0.4	0.5	0.7	0.5	0.3	0.5
Expense recoveries	4.5	4.4	4.2	4.0	3.8	4.5	4.3	3.8
Mall tenant occupancy costs	14.5%	14.2%	13.6%	12.6%	11.4%	14.1%	13.6%	12.0%
Combined: (1) (2)
Minimum rents	9.6%	9.6%	9.4%	8.2%	6.9%	9.0%	9.0%	8.4%
Percentage rents	0.5	0.2	0.5	0.6	0.9	0.6	0.2	0.5
Expense recoveries	4.7	4.5	4.5	4.2	3.8	4.7	4.3	4.1
Mall tenant occupancy costs	14.8%	14.2%	14.5%	13.0%	11.6%	14.3%	13.6%	13.2%

(1)
Arizona Mills is included in mall tenant occupancy costs as a percentage of sales prior to March 31, 2014 and Taubman Prestige Outlets Chesterfield is included in mall tenant occupancy costs as a percentage of sales for the quarters ending on or after September 30, 2013.

(2)
Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio is not available for the quarter ended September 30, 2014. Therefore, mall tenant occupancy costs as a percentage of sales for 2014 and 2013 periods no longer include these centers.

(3)	Amounts in this table may not add due to rounding.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the three and nine month periods ended September 30, 2014 and September 30, 2013, or are expected to affect operations in the future.

Dispositions

Sale of Centers to Starwood

In June 2014, we entered into Purchase and Sale Agreements with Starwood to dispose of a portfolio of seven centers (Sale Centers). In October 2014, we completed the disposition of the Sale Centers for consideration of $1.403 billion. As part of the sale, we defeased or prepaid loans including accrued interest totaling $623 million secured by Northlake Mall, The Mall at Wellington Green, MacArthur Center, and The Mall at Partridge Creek. See "Note 2 - Acquisitions, Dispositions, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information on the sale.

During 2014, in connection with the sale, we incurred $5.5 million of expenses ($5.2 million at our beneficial share) related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable. In addition, we incurred $1.0 million of disposition costs related to the Sale Centers September 30, 2014. We recorded these costs as a component of Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income. We also incurred a restructuring charge of $3.0 million related to a reduction in our workforce as a result of the sale, separately classified as a Restructuring Charge on the Consolidated Statement of Operations and Comprehensive income.

While specific uses of the net proceeds have not yet been determined, Qualified Intermediaries (QIs) were engaged at closing to take receipt of approximately $407 million of net proceeds with the intention that the funds be used in tax-deferred exchanges under Section 1031 of the Internal Revenue Code. We intend to initially use the remaining net proceeds to reduce outstanding borrowings under our revolving lines of credit and for general corporate purposes, to the extent the proceeds are not used to pay a special dividend (See "Liquidity and Capital Resources - Dividends").

Because the reduction in net operating income and related interest expense of the properties sold will be greater than the reduced interest expense on the revolving lines of credit, these transactions are expected to have an initial negative impact on our Funds from Operations per common share. As a result of the loss of the operations of the disposed centers, Funds from Operations (FFO) for 2014 will be unfavorably impacted by approximately $13 million ($0.14 per diluted common share). Debt extinguishment charges of approximately $35 million ($0.39 per diluted common share) will also be recognized. In addition to the impact of the loss of the operations of the disposed centers and the debt extinguishment charges, net income allocable to common shareholders (EPS) will include gains on the dispositions of approximately $600 million ($6.65 per diluted common share). This represents an approximation of our share of the gain that will be recorded on the sale of the centers. The actual gain recorded on the sale of centers to Starwood will be based on the balance sheets of the disposed centers at closing and be subject to final prorations and adjustments. See "General Background and Performance Measurement - Use of Non-GAAP Measures" for the definition of FFO.

International Plaza

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

Arizona Mills/Oyster Bay

Also in January 2014, we completed the sale of our 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group (SPG). The consideration, excluding transaction costs, consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units received was determined based on a value of $154.91 per unit. The number of partnership units subsequently increased to 590,124, in lieu of our participation in a distribution of certain partnership units of another entity by SPG and Simon Property Group Limited Partnership. The increase in the number of partnership units was neutral to the market value of our holdings as of the transaction date. As a result of the sale, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. A gain of $109 million was recognized as a result of the transaction.

The gains on the dispositions described above are excluded from FFO. See "General Background and Performance Measurement - Use of Non-GAAP Measures" for the definition of FFO.

U.S. Development

In October 2014, The Mall at University Town Center opened in Sarasota, Florida (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In August 2013, a new outlet center, Taubman Prestige Outlets Chesterfield, opened in the western St. Louis suburb of Chesterfield, Missouri. In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business, increasing our ownership to 100%.

Our United States development currently includes two projects that are under construction: The Mall of San Juan and International Market Place (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we are progressing on our project in Miami, Florida (see "Liquidity and Capital Resources - Capital Spending - New Developments").

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

Also, we have invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have formed a joint venture with Shinsegae Group (Shinsegae), South Korea's largest retailer. In August 2014, we increased our ownership interest and also partnered with a new institutional partner, bringing our effective ownership to 34.3% (See "Liquidity and Capital Resources - Capital Spending - New Developments").

Debt and Equity Transactions

In October 2014, upon closing of the sale of centers to Starwood, we prepaid or defeased our then outstanding loans on Northlake Mall, The Mall at Wellington Green, MacArthur, and The Mall at Partridge Creek. See "Dispositions - Sale of Centers to Starwood" above for further details.

In April 2014, a $320 million construction facility was completed for The Mall of San Juan (see "Liquidity and Capital Resources - Construction Financing").

In March 2014, the maturity date on our $65 million secondary revolving line of credit was extended through April 2016 (see "Liquidity and Capital Resources").

In January 2014, we used funds from the sale of a total of 49.9% of our interests in the entity that owns International Plaza to pay off the $99.5 million loan on Stony Point Fashion Park (Stony Point) that was scheduled to mature in June 2014 (see "Liquidity and Capital Resources"). As a result of the sale of 49.9% of our interests in the entity that owns International Plaza in January 2014, we were relieved of $162 million of our beneficial interest in debt (see "Dispositions - International Plaza" above).

In January 2014, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale (see "Dispositions - Arizona Mills/Oyster Bay" above).

In October 2013, a $225 million construction financing was completed for The Mall at University Town Center (see "Liquidity and Capital Resources").

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Purchases of common stock are financed with general corporate funds, and, depending on the amount of purchases and other factors, our revolving lines of credit. As of September 30, 2014, we repurchased 787,071 shares of our common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, an equal number of our Operating Partnership units are redeemed. As of September 30, 2014, $147.7 million remained of the August 2013 authorization.

Center Operations

The NOI growth of our comparable centers excluding lease cancellation income is as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
NOI growth - including sale portfolio	2.5%	3.0%
NOI growth - excluding sale portfolio	2.8%	3.1%

Given year to date tenant sales performance and the resulting negative impact on percentage rent, we are expecting NOI growth, excluding lease cancellation income, for our comparable centers excluding the sale portfolio to be 2.5% to 3.0% for the year.

For the nine months ended September 30, 2014, we recognized our $5.7 million share of lease cancellation income. We now expect our share of lease cancellation income to be about $6 million for 2014. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

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

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The following table sets forth operating results for the three months ended September 30, 2014 and September 30, 2013, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$96.7	$48.2	$103.5	$42.5
Percentage rents	5.3	2.3	7.0	2.1
Expense recoveries	63.5	28.5	67.9	25.7
Management, leasing, and development services	3.1		8.8
Other	7.4	1.7	6.7	1.5
Total revenues	$176.0	$80.7	$193.9	$71.9
EXPENSES:
Maintenance, taxes, utilities, and promotion	$52.2	$20.5	$55.4	$18.8
Other operating	18.0	3.6	19.3	3.4
Management, leasing, and development services	1.5		1.0
General and administrative	11.4		11.8
Restructuring charge	3.0
Interest expense	23.4	18.3	32.5	17.0
Depreciation and amortization (2)	24.6	11.9	41.0	10.1
Total expenses	$134.1	$54.3	$161.0	$49.3
Nonoperating income (expense)	0.9	—	(0.5)	—
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$42.8	$26.4	$32.5	$22.6
Income tax expense	(0.7)		(1.5)
Equity in income of Unconsolidated Joint Ventures (2)	14.5		12.2
Net income	$56.6		$43.2
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.6)		(2.2)
Noncontrolling share of income of TRG	(14.1)		(10.3)
Distributions to participating securities of TRG	(0.5)		(0.4)
Preferred stock dividends	(5.8)		(5.8)
Net income attributable to Taubman Centers, Inc. common shareowners	$33.7		$24.5

SUPPLEMENTAL INFORMATION (3):
EBITDA – 100%	$90.8	$56.6	$106.0	$49.7
EBITDA – outside partners' share	(5.6)	(24.8)	(5.7)	(21.7)
Beneficial interest in EBITDA	$85.2	$31.8	$100.3	$28.0
Beneficial interest expense	(21.3)	(10.0)	(30.4)	(9.4)
Beneficial income tax expense - TRG and TCO	(0.7)		(1.5)
Beneficial income tax expense (benefit) - TCO	0.1		—
Non-real estate depreciation	(0.9)		(0.8)
Preferred dividends and distributions	(5.8)		(5.8)
Funds from Operations contribution	$56.7	$21.8	$61.9	$18.6

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.1 million in 2014 and $1.2 million in 2013. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2014 and 2013.

(3)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(4)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the three months ended September 30, 2014 were $176.0 million, a $17.9 million or 9.2% decrease from the comparable period in 2013. Minimum rents decreased due to the reclassification of International Plaza into Unconsolidated Joint Ventures and a decrease in occupancy, partially offset by an increase in average rent per square foot, as well as Chesterfield. Percentage rents decreased due to decreases in tenant sales at various centers and the reclassification of International Plaza. Expense recoveries decreased primarily due to the reclassification of International Plaza. Management, leasing, and development income decreased primarily due to an incentive fee in 2013 for our leasing of IFC Mall in Seoul, South Korea, which were nonrecurring.

Total expenses for the three months ended September 30, 2014 were $134.1 million, a $26.9 million or 16.7% decrease from the comparable period in 2013. Maintenance, taxes, utilities, and promotion expense decreased primarily due to the reclassification of International Plaza. Other operating expense decreased due to a reduction in U.S. pre-development expenses and the reclassification of International Plaza, partially offset by an increase in professional fees. In 2014, we incurred a restructuring charge related to a reduction in our workforce as a result of the sale of centers to Starwood. Interest expense decreased as a result of International Plaza, payoffs of our loans on Beverly Center and Stony Point with lower cost debt, and interest capitalization on U.S. and Asia development projects. These decreases were partially offset by increased interest upon the opening of Chesterfield. Depreciation expense decreased primarily due to the reclassification of International Plaza as well as the discontinuation of depreciation at the centers held-for-sale, partially offset by Chesterfield.

Nonoperating income (expense) increased primarily due to distributions received on the SPG partnership units received as a result of the Arizona Mills/Oyster Bay sale, partially offset by expenses related to the sale of centers to Starwood.

Unconsolidated Joint Ventures

Total revenues for the three months ended September 30, 2014 were $80.7 million, up $8.8 million or 12.2% over the comparable period in 2013. Minimum rents increased primarily due to reclassification of International Plaza into Unconsolidated Joint Ventures, as well as an increase in average rent per square foot, partially offset by the sale of Arizona Mills and a decrease in occupancy. Expense recoveries increased due to the reclassification of International Plaza, partially offset by Arizona Mills.

Total expenses increased by $5.0 million or 10.1%, to $54.3 million for the three months ended September 30, 2014. Maintenance, taxes, utilities, and promotion expense, interest expense, and depreciation expense all increased due to the reclassification of International Plaza, partially offset by Arizona Mills.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $3.8 million to $26.4 million. Our equity in income of the Unconsolidated Joint Ventures was $14.5 million, a $2.3 million or 18.9% increase from the comparable period in 2013.

Non-comparable centers

For the three months ended September 30, 2014, non-comparable centers contributed total operating revenues of $1.0 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $1.7 million. For the three months ended September 30, 2013, non-comparable centers contributed total operating revenues of $10.9 million, and incurred operating expenses of $4.5 million.

Net Income

Net income was $56.6 million for the three months ended September 30, 2014 compared to $43.2 million for the three months ended September 30, 2013. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended September 30, 2014 was $33.7 million compared to $24.5 million in the comparable period in 2013.

FFO and FFO per Share

Our FFO was $78.5 million for the three months ended September 30, 2014 compared to $80.5 million for the three months ended September 30, 2013. FFO per diluted share was $0.87 for the three months ended September 30, 2014 and $0.89 per share for the three months ended September 30, 2013. Adjusted FFO in 2014, which excludes adjustments related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, as well as a restructuring charge and disposition costs incurred as a result of the sale of centers, was $81.8 million in 2014 compared to $80.5 million in 2013. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following table sets forth operating results for the nine months ended September 30, 2014 and September 30, 2013, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$291.1	$143.1	$309.0	$124.7
Percentage rents	11.0	5.4	13.7	5.8
Expense recoveries	187.4	83.1	197.5	73.9
Management, leasing, and development services	8.6		14.0
Other	22.6	6.5	21.1	4.8
Total revenues	$520.8	$238.2	$555.4	$209.2
EXPENSES:
Maintenance, taxes, utilities, and promotion	$149.0	$60.4	$154.7	$54.0
Other operating	49.6	13.0	54.0	11.6
Management, leasing, and development services	4.5		4.2
General and administrative	34.5		36.7
Restructuring charge	3.0
Interest expense	74.9	54.3	99.6	51.0
Depreciation and amortization (2)	96.5	34.7	116.3	29.3
Total expenses	$412.0	$162.5	$465.3	$145.9
Nonoperating income (expense) (3)	(3.3)	—	1.8	—
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$105.4	$75.7	$91.9	$63.2
Income tax expense	(1.7)		(2.7)
Equity in income of Unconsolidated Joint Ventures (2)	41.2		34.0
Income before gain on dispositions, net of tax	145.0		123.2
Gain on dispositions, net of tax (4)	476.9
Net income	$621.8		$123.2
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(8.0)		(6.8)
Noncontrolling share of income of TRG	(170.9)		(29.9)
Distributions to participating securities of TRG	(1.4)		(1.3)
Preferred stock dividends	(17.4)		(15.1)
Net income attributable to Taubman Centers, Inc. common shareowners	$424.2		$70.1

SUPPLEMENTAL INFORMATION (5):
EBITDA – 100% (6)	$763.5	$164.7	$307.7	$143.5
EBITDA – outside partners' share	(17.8)	(72.3)	(17.1)	(62.8)
Beneficial interest in EBITDA	$745.7	$92.3	$290.7	$80.8
Gain on dispositions	(486.6)
Beneficial interest expense	(68.7)	(29.8)	(93.0)	(28.2)
Beneficial income tax expense - TRG and TCO	(1.7)		(2.7)
Beneficial income tax expense - TCO	0.3		0.1
Non-real estate depreciation	(2.6)		(2.2)
Preferred dividends and distributions	(17.4)		(15.1)
Funds from Operations contribution	$169.0	$62.5	$177.6	$52.6

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

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $3.6 million in 2014 and $3.7 million in 2013. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.5 million in both 2014 and 2013.

(3)
Nonoperating expense for the nine months ended September 30, 2014 includes $5.5 million in connection with the discontinuation of hedge accounting related to the MacArthur interest rate swap in connection with the Starwood sale and $1.0 million of disposition costs related to this transaction.

(4)
During the nine months ended September 30, 2014, the gain on dispositions of interest in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project is net of income tax expense of $9.7 million.

(5)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)
For the nine months ended September 30, 2014, EBITDA includes the Company's $486.6 million (before tax) gain from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project.

(7)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the nine months ended September 30, 2014 were $520.8 million, a $34.6 million or 6.2% decrease from the comparable period in 2013. Minimum rents decreased due to the reclassification of International Plaza into Unconsolidated Joint Ventures and a decrease in occupancy, partially offset by an increase in average rent per square foot, as well as Chesterfield. Percentage rents decreased due to the reclassification of International Plaza and decreases in tenant sales at various centers. Expense recoveries decreased due to the reclassification of International Plaza, partially offset by an increase in recoveries for promotion expenses, property taxes, and other recoverable expenses, as well as Chesterfield. Management, leasing, and development income decreased primarily due to an incentive fee in 2013 for our leasing of IFC Mall in Seoul, South Korea, as well as decreases in reimbursable costs and the loss of the Woodfield Mall contract. Other income increased as a result of increased lease cancellation revenue, partially offset by the reclassification of International Plaza.

Total expenses for the nine months ended September 30, 2014 were $412.0 million, a $53.3 million or 11.5% decrease from the comparable period in 2013. Maintenance, taxes, utilities, and promotion expense decreased primarily due to the reclassification of International Plaza, partially offset by Chesterfield and increased snow removal, utilities, and other maintenance costs at certain centers. Other operating expense decreased due to a reduction in pre-development expenses and the reclassification of International Plaza, partially offset by increased professional fees and Chesterfield. General and administrative expense decreased primarily due to reduced rental expense as a result of the acquisition of our U.S. headquarters building, as well as certain reductions of Asia administrative expenses. In 2014, we incurred a restructuring charge related to a reduction in our workforce as a result of the Starwood sale. Interest expense decreased primarily as a result of International Plaza, payoffs of our loans on Beverly Center and Stony Point with lower cost debt, interest capitalization on U.S. and Asia development projects, and the refinancing of the loan at The Mall at Green Hills. These decreases were partially offset by increased interest upon the opening of Chesterfield. Depreciation expense decreased primarily due to the reclassification of International Plaza, as well as the discontinuation of depreciation at the centers held-for-sale, partially offset by Chesterfield.

We now expect our share of pre-development expenses, including both U.S. and Asia, to be between $4 million to $5 million in 2014. Also, we continue to expect net management, leasing, and development income to be between $5 million to $6 million in 2014 and expect that our fourth quarter general and administrative expense will be between $12 million and $13 million.

Net nonoperating income (expense) in 2014 included expenses related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable and disposition costs related to the Starwood sale (see "Dispositions - Sale of Centers to Starwood"), offset by distributions on the SPG partnership units received as a result of the Arizona Mills/Oyster Bay sale. In 2013, nonoperating income included a gain on sale of marketable securities and the gain on sale of peripheral land. We are not expecting any significant peripheral land sale gains in 2014.

In 2014, we recognized a $476.9 million gain on the dispositions of a total of 49.9% of our interest in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land. We expect to recognize a gain of approximately $600 million in connection with the Starwood sale during the fourth quarter of 2014.

Unconsolidated Joint Ventures

Total revenues for the nine months ended September 30, 2014 were $238.2 million, up $29.0 million or 13.9% over the comparable period in 2013. Minimum rents increased primarily due to the reclassification of International Plaza into Unconsolidated Joint Ventures, as well as an increase in average rent per square foot, partially offset by the sale of Arizona Mills. Expense recoveries increased primarily due to the reclassification of International Plaza as well as increases in recoverable expenses and property taxes at certain centers, partially offset by Arizona Mills. Other revenue increased due to the reclassification of International Plaza as well as increased lease cancellation revenue, partially offset by Arizona Mills.

Total expenses increased by $16.6 million or 11.4%, to $162.5 million for the nine months ended September 30, 2014. Maintenance, taxes, utilities, and promotion expense increased due to the reclassification of International Plaza, as well as increased snow removal, utilities, property taxes, and other maintenance costs at certain centers, partially offset by Arizona Mills. Other operating expense and interest expense both increased primarily due to the reclassification of International Plaza, partially offset by Arizona Mills. Depreciation expense increased due to the reclassification of International Plaza, partially offset by Arizona Mills and, in 2013, the depreciation of abandoned fixed assets at certain centers.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $12.5 million to $75.7 million. Our equity in income of the Unconsolidated Joint Ventures was $41.2 million, a $7.2 million or 21.2% increase from the comparable period in 2013.

Non-comparable centers

For the nine months ended September 30, 2014, non-comparable centers contributed total operating revenues of $6.4 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $6.1 million. For the nine months ended September 30, 2013, non-comparable centers contributed total operating revenues of $30.4 million, and incurred operating expenses of $10.9 million.

Net Income

Net income was $621.8 million for the nine months ended September 30, 2014 compared to $123.2 million for the nine months ended September 30, 2013. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the nine months ended September 30, 2014 was $424.2 million compared to $70.1 million in the comparable period in 2013.

FFO and FFO per Share

Our FFO was $231.5 million for the nine months ended September 30, 2014 compared to $230.2 million for the nine months ended September 30, 2013. FFO per diluted share was $2.57 for the nine months ended September 30, 2014 and $2.53 for the nine months ended September 30, 2013. Adjusted FFO in 2014, which excludes charges related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, as well as a restructuring charge and disposition costs incurred as a result of the sale of centers, was $240.8 million in 2014 compared to $230.2 million in 2013. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2014			2013
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$33.7	63,317,680	$0.53	$24.5	63,753,748	$0.38
Add impact of share-based compensation	0.1	770,062		0.1	937,161
Net income attributable to TCO common shareowners – Diluted	$33.8	64,087,742	$0.53	$24.6	64,690,909	$0.38
Add depreciation of TCO’s additional basis	1.6		0.03	1.7		0.03
Add (less) TCO's additional income tax expense (benefit)	0.1		—	—		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense (benefit)	$35.5	64,087,742	$0.55	$26.3	64,690,909	$0.41
Add:
Noncontrolling share of income of TRG	14.1	25,136,102		10.3	25,179,478
Distributions to participating securities of TRG	0.5	871,262		0.4	871,262
Net income attributable to partnership unitholders and participating securities	$50.1	90,095,106	$0.56	$37.1	90,741,649	$0.41
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	24.6		0.27	41.0		0.45
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(0.8)		(0.01)	(1.3)		(0.01)
Share of Unconsolidated Joint Ventures	7.3		0.08	6.4		0.07
Non-real estate depreciation	(0.9)		(0.01)	(0.8)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations	$78.5	90,095,106	$0.87	$80.5	90,741,649	$0.89
TCO's average ownership percentage of TRG	71.6%			71.7%
Funds from Operations attributable to TCO, excluding additional income tax benefit (expense)	$56.2		$0.87	$57.7		$0.89
Add (less) TCO's additional income tax benefit (expense)	(0.1)		—	—		—
Funds from Operations attributable to TCO	$56.0		$0.87	$57.7		$0.89

Funds from Operations	$78.5	90,095,106	$0.87	$80.5	90,741,649	$0.89

Disposition costs related to the Starwood sale	0.5		0.01
Restructuring charge	3.0		0.03
Discontinuation of hedge accounting - MacArthur	(0.2)		—
Adjusted Funds from Operations	81.8	90,095,106	0.91	80.5	90,741,649	0.89
TCO's average ownership percentage of TRG	71.6%			71.7%
Adjusted Funds from Operations attributable to TCO, excluding additional income tax benefit (expense)	$58.6		$0.91	$57.7		$0.89
Add (less) TCO's additional income tax benefit (expense)	(0.1)		—	—		—
Adjusted Funds from Operations attributable to TCO	$58.5		$0.91	$57.7		$0.89

(1)	Depreciation included $3.7 million and $5.8 million of mall tenant allowance amortization for the three months ended September 30, 2014 and 2013, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30
	2014			2013
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners – Basic	$424.2	63,249,400	$6.71	$70.1	63,653,155	$1.10
Add distributions to participating securities of TRG	1.4	871,262
Add impact of share-based compensation	2.7	755,389		0.4	1,049,493
Net income attributable to TCO common shareowners – Diluted	$428.3	64,876,051	$6.60	$70.4	64,702,648	$1.09
Add depreciation of TCO’s additional basis	5.1		0.08	5.2		0.08
Add TCO's additional income tax expense	0.3		—	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$433.6	64,876,051	$6.68	$75.7	64,702,648	$1.17
Add:
Noncontrolling share of income of TRG	170.9	25,142,927		29.9	25,250,079
Distributions to participating securities of TRG				1.3	871,262
Net income attributable to partnership unitholders and participating securities	$604.5	90,018,978	$6.72	$106.9	90,823,989	$1.18
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	96.5		1.07	116.3		1.28
Depreciation of TCO’s additional basis	(5.1)		(0.06)	(5.2)		(0.06)
Noncontrolling partners in consolidated joint ventures	(3.6)		(0.04)	(3.8)		(0.04)
Share of Unconsolidated Joint Ventures	21.3		0.24	18.5		0.20
Non-real estate depreciation	(2.6)		(0.03)	(2.2)		(0.02)
Less gain on dispositions of International Plaza, Arizona Mills, and Oyster Bay, net of tax	(476.9)		(5.30)
Less impact of share-based compensation	(2.7)		(0.03)	(0.4)		—
Funds from Operations	$231.5	90,018,978	$2.57	$230.2	90,823,989	$2.53
TCO's average ownership percentage of TRG	71.6%			71.6%
Funds from Operations attributable to TCO, excluding additional income tax expense	$165.7		$2.57	$164.8		$2.53
Less TCO's additional income tax expense	(0.3)		—	(0.1)		—
Funds from Operations attributable to TCO	$165.4		$2.57	$164.7		$2.53

Funds from Operations	$231.5	90,018,978	$2.57	$230.2	90,823,989	$2.53
Disposition costs related to the Starwood sale	1.0		0.01
Restructuring charge	3.0		0.03
Discontinuation of hedge accounting - MacArthur	5.2		0.06
Adjusted Funds from Operations	$240.8	90,018,978	$2.67	$230.2	90,823,989	$2.53
TCO's average ownership percentage of TRG	71.6%			71.6%
Adjusted Funds from Operations attributable to TCO, excluding additional income tax expense	$172.3		$2.67	$164.8		$2.53
Less TCO's additional income tax expense	(0.3)		—	(0.1)		—
Adjusted Funds from Operations attributable to TCO	$172.0		$2.67	$164.7		$2.53

(1)	Depreciation included $15.0 million and $17.4 million of mall tenant allowance amortization for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2014	2013	2014	2013
Net income	$56.6	$43.2	$621.8	$123.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	24.6	41.0	96.5	116.3
Noncontrolling partners in consolidated joint ventures	(0.8)	(1.3)	(3.6)	(3.8)
Share of Unconsolidated Joint Ventures	7.3	6.4	21.3	18.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	23.4	32.5	74.9	99.6
Noncontrolling partners in consolidated joint ventures	(2.1)	(2.2)	(6.3)	(6.5)
Share of Unconsolidated Joint Ventures	10.0	9.4	29.8	28.2
Income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay			9.7
Other income tax expense	0.7	1.5	1.7	2.7

Less noncontrolling share of income of consolidated joint ventures	(2.6)	(2.2)	(8.0)	(6.8)

Beneficial interest in EBITDA	$117.0	$128.3	$838.0	$371.4

TCO's average ownership percentage of TRG	71.6%	71.7%	71.6%	71.6%

Beneficial interest in EBITDA attributable to TCO	$83.7	$92.0	$599.5	$265.9

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended September 30		Nine Months Ended September 30
	(in millions)
	2014	2013	2014	2013
Net income	$56.6	$43.2	$621.8	$123.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	24.6	41.0	96.5	116.3
Noncontrolling partners in consolidated joint ventures	(0.8)	(1.3)	(3.6)	(3.8)
Share of Unconsolidated Joint Ventures	7.3	6.4	21.3	18.5

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	23.4	32.5	74.9	99.6
Noncontrolling partners in consolidated joint ventures	(2.1)	(2.2)	(6.3)	(6.5)
Share of Unconsolidated Joint Ventures	10.0	9.4	29.8	28.2
Income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay			9.7
Other income tax expense	0.7	1.5	1.7	2.7

Less noncontrolling share of income of consolidated joint ventures	(2.6)	(2.2)	(8.0)	(6.8)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.6	5.7	17.8	17.1
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	24.8	21.7	72.3	62.8

EBITDA at 100%	$147.4	$155.7	$928.2	$451.3

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.4	11.8	34.5	36.7
Management, leasing, and development services, net	(1.6)	(7.7)	(4.1)	(9.8)
Straight-line of rents	(1.2)	(1.7)	(3.5)	(4.3)
Gain on dispositions of International Plaza, Arizona Mills, and Oyster Bay			(486.6)
Disposition costs related to the Starwood sale	0.5		1.0
Restructuring charge	3.0		3.0
Discontinuation of hedge accounting - MacArthur	(0.2)		5.5
Gain on sale of peripheral land				(0.9)
Gain on sale of marketable securities				(1.3)
Dividend income	(0.8)		(1.6)
Interest income	(0.5)	—	(0.8)	(0.1)
Other nonoperating (income) expense		0.5	(0.8)	0.5
Non-center specific operating expenses and other	5.6	8.0	14.6	18.5
Net Operating Income at 100% - all centers	$163.7	$166.5	$489.5	$490.5
Less - Net Operating Income of non-comparable centers (1)	0.7	(6.4)	(0.2)	(19.4)
Net Operating Income at 100% - comparable centers	$164.4	$160.1	$489.3	$471.1
Lease cancellation income	(1.1)	(0.8)	(7.4)	(3.0)
Net Operating Income at 100% excluding lease cancellation income (2)	$163.3	$159.4	$481.9	$468.1

(1)	Includes Arizona Mills and Chesterfield.

(2)
See "General Background and Performance Measurement - Use of Non-GAAP Measures" for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not recalculate due to rounding.

Liquidity and Capital Resources

General

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets and pay dividends. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may access the equity markets or sell interests in operating properties to raise additional funds or refinance existing obligations on a strategic basis. See “Capital Spending” for more details. In October 2014, we completed the disposition of the Sale Centers to Starwood. See "Note 2 - Acquisitions, Dispositions, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information on the sale.

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have five unencumbered center properties. The entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are unencumbered assets under the facility and term loan. Any of the assets may be removed from the facility unencumbered asset pool and encumbered upon notice to lender that there is no default and the required covenant calculations are met on a pro forma basis. Upon the disposition of Fairlane Town Center and The Shops at Willow Bend in October 2014, these centers were removed from the primary revolving line of credit and term loan unencumbered asset pool. We do not expect that this will significantly affect our ability to meet the required covenants or the current availability under the revolving line of credit. Additionally, besides the three centers previously noted, Chesterfield and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of September 30, 2014, we had a consolidated cash balance of $45.7 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of September 30, 2014, after considering then outstanding loan balances and outstanding letters of credit, was $1.1 billion. Sixteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments and customary closing conditions. However, we cannot fully utilize the accordion feature unless additional assets are added to our unencumbered asset pool. The line matures in March 2017, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of September 30, 2014, the leverage ratio resulted in a rate of LIBOR plus 1.45%. In the fourth quarter of 2014, we expect to refinance our primary revolving line of credit, which will extend the maturity date to February 2019 with a lower pricing range based on our current total leverage ratio. As of September 30, 2014, our leverage ratio would result in pricing under the new pricing range of LIBOR plus 1.15% with a 0.20% facility fee.

In March 2014, the maturity date on our $65 million secondary revolving line of credit was extended through April 2016. All significant terms of the credit facility agreement remain unchanged as a result of the extension.

Construction Financing

In addition to the lines of credit described above, we have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of September 30, 2014, $69.4 million was available under the construction facility. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The facility has four, one-year extension options. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization period. We provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released.

In April 2014, a $320 million construction facility was completed for The Mall of San Juan, a consolidated joint venture. As of September 30, 2014, $204.0 million was available under the construction facility. The facility is interest only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. The construction facility has an initial three-year term with two, one-year extension options. We provided an unconditional guarantee of the principal balance and all accrued but unpaid interest during the term of the loan. In addition, we have provided a guarantee as to the completion of the center.

Term Loan

In November 2013, we completed a $475 million unsecured term loan that matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments and customary closing conditions. However, we cannot fully utilize the accordion feature unless additional assets are added to our unencumbered asset pool. As of September 30, 2014, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%. Proceeds were used to pay off the $305 million loan on Beverly Center. Excess proceeds, net of fees and accrued interest, of $165 million were used to pay down our revolving lines of credit.

Dispositions

While specific uses of the net proceeds from the October 2014 sale of centers to Starwood have not yet been determined, Qualified Intermediaries (QIs) were engaged at closing to take receipt of approximately $407 million of net proceeds with the intention that the funds be used in tax-deferred exchanges under Section 1031 of the Internal Revenue Code. We intend to initially use the remaining net proceeds to reduce outstanding borrowings under our revolving lines of credit and for general corporate purposes, to the extent the proceeds are not used to pay a special dividend. See "Liquidity and Capital Resources - Dividends" for more information on the potential special dividend.

In early 2014, we completed two dispositions that served as sources of additional capital. In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza (see "Results of Operations - Dispositions - International Plaza"), the proceeds of which were used to pay off the $99.5 million loan on Stony Point, which was scheduled to mature in June 2014. Also in January 2014, we sold our 50% interest in an entity that owns Arizona Mills as well as land in Syosset, New York related to the former Oyster Bay project (see "Results of Operations - Dispositions - Arizona Mills/Oyster Bay").

Summaries of Capital Activities and Transactions for the Nine Months Ended September 30, 2014 and 2013

Operating Activities

Our net cash provided by operating activities was $249.5 million in 2014, compared to $269.1 million in 2013. See also “Results of Operations” for descriptions of 2014 and 2013 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $23.2 million in 2014, compared to $288.5 million used in investing activities in 2013. Additions to properties in 2014 and 2013 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers and the acquisition of our headquarters building. A tabular presentation of 2014 capital spending is shown in “Capital Spending”.

Issuance of notes receivable were $1.5 million in 2013. Net cash proceeds from the sale of peripheral land were $6.9 million in 2013. There were no peripheral land sales in 2014. The timing of peripheral land sales is variable and proceeds from peripheral land sales can vary significantly from period to period. Proceeds from the sale of marketable securities were $2.5 million in 2013. Proceeds from the January 2014 dispositions, net of transaction costs were $385.6 million in 2014. Cash escrowed in connection with certain major construction projects was $39.6 million in 2014. Repayments of notes receivable were $7.3 million and $0.5 million in 2014 and 2013, respectively. Collection of the remaining consideration from the sale of assets of the Taubman TCBL business provided $12.9 million in 2013.

Contributions to Unconsolidated Joint Ventures in 2014 of $44.1 million primarily consisted of funding of Taubman Asia project costs, including the acquisition of additional interests in Hanam Union Square (see "Capital Spending - New Developments"). Contributions to Unconsolidated Joint Ventures in 2013 of $120.7 million primarily consisted of funding of The Mall at University Town Center and Taubman Asia project costs. Distributions in excess of income from Unconsolidated Joint Ventures provided $6.6 million in 2014 and $3.9 million in 2013.

Financing Activities

Net cash used in financing activities was $268.0 million in 2014 compared to $19.7 million provided in 2013. Payments of debt and issuance costs, net of proceeds from the issuance of debt were $116.4 million in 2014. Proceeds from the issuance of debt, net of payments and issuance costs, were $31.8 million in 2013.

In 2013, $21.2 million was paid to repurchase common stock. In 2014, $0.8 million was paid in connection with incentive plans, compared to $3.4 million in 2013. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock. In 2013, $1.1 million was used to redeem the ownership interest of the outlet joint venture partner.

Contributions from noncontrolling interests were $22.3 million in 2014 compared to $4.7 million in 2013. Contributions in 2014 included funds for a redevelopment project at Cherry Creek Shopping Center. Total dividends and distributions paid were $173.2 million and $155.6 million in 2014 and 2013, respectively.

Beneficial Interest in Debt

At September 30, 2014, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,432.9 million, with an average interest rate of 4.16% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.09% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $800.5 million as of September 30, 2014, which included $782.2 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2014:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,342.2	4.84%	(1)	(3)
Floating rate debt swapped to fixed rate:
Swapped through April 2018	137.2	4.10%
Swapped through February 2019	475.0	3.00%
	$612.2	3.25%	(1)	(4)

Floating month to month	478.5	2.02%	(1)
Total floating rate debt	$1,090.7	2.71%	(1)

Total beneficial interest in debt	$3,432.9	4.16%	(1)	(4)

Amortization of financing costs (2)		0.26%
Average all-in rate		4.42%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Includes non-cash amortization of premiums related to acquisitions.

(4)	Excludes swap on MacArthur debt as hedge accounting was discontinued effective June 2014 due to the anticipated sale of the center, which occurred in October 2014.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2014, a one percent increase on this floating rate debt would decrease cash flows by approximately $3.6 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $2.8 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by $0.5 million and annual earnings by approximately $0.4 million. Based on our consolidated debt and interest rates in effect at September 30, 2014, a one percent increase in interest rates would decrease the fair value of debt by approximately $40.2 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $42.2 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which as of September 30, 2014 apply to Beverly Center, Dolphin Mall, Fairlane Town Center, Twelve Oaks Mall and The Shops at Willow Bend on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of September 30, 2014, the corporate minimum fixed charge coverage ratio is the most restrictive covenant. We are in compliance with all of our covenants and loan obligations as of September 30, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

Upon the disposition of Fairlane Town Center and The Shops at Willow Bend in October 2014, these centers were removed from our primary revolving line of credit and term loan unencumbered asset pool (See "Results of Operations - Dispositions - Sale of Centers to Starwood"). We do not expect that this will significantly affect our ability to meet the required covenants or the current availability under the line of credit.

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

Capital Spending

New Developments

In October 2014, The Mall at University Town Center in Sarasota, Florida opened over 90% leased. The 0.9 million square foot center is anchored by Saks Fifth Avenue, Macy's, and Dillard's.

Our United States development currently includes two projects that are under construction: The Mall of San Juan and International Market Place. In addition, we are progressing on our project in Miami, Florida. We also have investments in three projects in Asia: CityOn.Xi'an and CityOn.Zhengzhou in China and Hanam Union Square in South Korea. Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated costs of these projects, but we also expect construction loan financing to be available in addition to the existing construction loans on The Mall at University Town Center and The Mall of San Juan.

The Mall of San Juan, part of a mixed-use development featuring a hotel/casino and retail, is under construction in San Juan, Puerto Rico. The 0.7 million square foot of retail will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We expect a March 2015 opening. We are responsible for management, leasing, and development of the retail portion of the center. We had capitalized costs of $321.9 million in the project as of September 30, 2014. We have an 80% interest in the retail portion of the project and are now expecting an after-tax unlevered stabilized return of about 7% on the approximately $475 million total project cost. The remaining spending on the project is generally expected to be funded using our $320 million construction facility (see "Liquidity and Capital Resources"). We expect to be 80% leased and committed at opening, with occupancy building over the months following opening, and believe we will have modest net operating income from this center in 2015.

International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We will be responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is expected to open in spring 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $85.0 million in the project as of September 30, 2014. We expect an 8% to 8.5% return on our share of the approximately $400 million total project cost. This project is subject to a participating ground lease.

In 2013, we announced our involvement in The Mall at Miami Worldcenter, which will be developed in partnership with the Forbes Company. We will own at least one-third of the project, and as much as one-half, depending on the participation of the land owner. The center will be part of a mixed-use development offering a hotel, convention and entertainment space, office, residential, and retail. The 0.7 million square foot center will feature Macy's and Bloomingdale's.

In 2012, we formed a joint-venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in late 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. As of September 30, 2014, we had invested $58.2 million in the project, as increased by $1.1 million of cumulative currency translation adjustments. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

In 2013, we formed a second joint venture with Wangfujing that owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is now expected to open in spring 2016. As of September 30, 2014, we had invested $41.7 million in the project, as increased by $0.4 million of cumulative currency translation adjustments. Our total anticipated investment will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

We have invested with Shinsegae Group (Shinsegae), South Korea's largest retailer, in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square). The center is scheduled to open in late 2016. In August 2014, Taubman Asia partnered with a major institution in Asia to acquire an additional 19% stake from Shinsegae. This partnership now has a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%, an increase from our previous 30% share. As of September 30, 2014, we had invested $127.8 million in the project, as increased by $2.9 million of cumulative currency translation adjustments. Our total anticipated investment including capitalized interest will be about $380 million for our 34.3% equity interest in the retail portion of the project. We are expecting a 7% to 7.5% unlevered return at stabilization.

Sales growth rates are expected to be in excess of 10% in China. Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year. Estimates of total project costs in Asia exclude fluctuations in foreign currency exchange rates.

2014 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2014, is summarized in the following table:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$231.7	$195.7	$95.0	$51.0
New development projects - Asia (3) (4)			36.8	36.8
Existing centers:
Projects with incremental GLA or anchor replacement	35.8	31.7	0.5	0.3
Projects with no incremental GLA and other	7.0	6.9	5.8	2.9
Mall tenant allowances	6.0	6.0	5.4	2.9
Asset replacement costs recoverable from tenants	22.5	21.7	21.2	12.4
Corporate office building and improvements, technology, equipment, and other (5)	19.3	19.3
Total	$322.3	$281.3	$164.8	$106.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $2.4 million of net unfavorable translation adjustments.

(5)	Includes acquisition of U.S. headquarters building.

(6)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2014, in addition to the costs above, we incurred our $4.7 million share of Consolidated Businesses’ and $0.9 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2014:

(in millions)
Consolidated Businesses’ capital spending	$322.3
Acquisition of U.S. headquarters building - non-cash	(17.6)
Other differences between cash and accrual basis	(12.2)
Additions to properties	$292.5

Planned 2014 Capital Spending

The following table summarizes planned capital spending for 2014, including actual spending through September 30, 2014 and anticipated spending for the remainder of the year:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$291.3	$247.2	$140.1	$72.3
New development projects - Asia (3)(4)			107.5	107.5
Existing centers:
Projects with incremental GLA or anchor replacement	88.5	72.6	3.6	1.8
Projects with no incremental GLA and other	18.3	18.3	9.4	4.9
Mall tenant allowances	13.1	12.7	15.9	8.6
Asset replacement costs recoverable from tenants	32.7	30.9	33.2	20.1
Corporate office building and improvements, technology, equipment, and other (5)	23.8	23.8
Total	$467.8	$405.5	$309.7	$215.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall at San Juan, International Market Place, and The Mall at University Town Center. Excludes costs related to The Mall at Miami Worldcenter.

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

We anticipate that our share of costs incurred for new center U.S. and Asia development projects included in the table above will be approximately $430 million and $240 million for 2015 and 2016, respectively.

We have planned redevelopment or expansion projects at Beverly Center, Cherry Creek Shopping Center, Dolphin Mall, The Mall at Green Hills, International Plaza, and Sunvalley that will add approximately 343,000 square feet of incremental GLA with completion dates ranging from 2014 to 2018. Our share of these projects will cost a total of approximately $275 million, and we expect a weighted average return of 7.5% to 8% on the projects.

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

On September 4, 2014, we declared a quarterly dividend of $0.54 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, which was paid on September 30, 2014 to shareowners of record on September 15, 2014.
If no synergistic asset or assets for a Section 1031 exchange can be identified for the centers sold in October 2014 (see "Results of Operations - Dispositions - Sale of Centers to Starwood"), a special dividend of up to approximately $5.00 per share will be declared by the end of the year 2014 to be paid no later than January 2015. In the event we identify one or more synergistic assets for a Section 1031 exchange but fail to close on the acquisition within the time period required under the Internal Revenue Code, then we will declare a special dividend of up to $5.00 per share to be paid in April 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to “Note 10 – Commitments and Contingencies” to our consolidated financial statements relating to the restaurant owners at The Pier Shops litigation. There were no material developments regarding these matters during the quarter ended September 30, 2014.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock on the open market or in privately negotiated transactions or otherwise. No stock repurchases were made during the third quarter of 2014. As of September 30, 2014, the Company repurchased 787,071 shares of common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. As of September 30, 2014, $147.7 million remained available for purchase under the program. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

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

TAUBMAN CENTERS, INC.
Date:	November 4, 2014	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)