Form 10-K
period 2014-12-31
TAUBMAN CENTERS INC
filed 2015-02-24
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the 61,628,099 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2014 was $4.7 billion, based upon the closing price of $75.81 per share on the New York Stock Exchange composite tape on June 30, 2014. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 23, 2015, there were outstanding 63,315,227 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2015 are incorporated by reference into Part III.

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

We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers and interests therein. Our owned portfolio of operating centers as of December 31, 2014 consisted of 18 urban and suburban shopping centers in 10 states. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See "Item 2. Properties" for information regarding the centers.

Taubman Asia, which is the platform for our operations and developments in China and South Korea, is headquartered in Hong Kong.

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

Recent Developments

In October 2014, we disposed of a portfolio of seven centers to an affiliate of the Starwood Capital Group (Starwood) for consideration of $1.4 billion. The centers sold (Sale Centers) include MacArthur Center, Stony Point Fashion Park, Northlake Mall, The Mall at Wellington Green, The Shops at Willow Bend, The Mall at Partridge Creek, and Fairlane Town Center.

For further discussion of the sale of seven centers to Starwood and other business developments that occurred in 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

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

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of regional shopping centers and interests therein. We owned interests in 18 operating centers as of December 31, 2014.

As of December, 31, 2014, the centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Denver, Detroit, Los Angeles, Miami, Nashville, New York City, Orlando, Salt Lake City, San Francisco, Sarasota, St. Louis, Tampa, and Washington, D.C.;

•
range in size between 236,000 and 1.6 million square feet of GLA and between 186,000 and 671,000 square feet of Mall GLA with an average of 1.0 million and 0.5 million square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 200 stores with an average of 145 stores per center. Of the 18 centers, 13 are super-regional shopping centers;

•	have approximately 2,200 stores operated by their mall tenants under approximately 650 trade names;

•	have 48 anchors, operating under 11 trade names;

•
lease approximately 96% of Mall GLA to national chains, including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, and XXI Forever), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the United States public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2014, our mall tenants at comparable centers reported average sales per square foot of $809.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 18 owned centers, 16 have annualized rent rolls at December 31, 2014 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

•	offer retailers a location where they can maximize their profitability;

•	offer a large, diverse selection of retail stores and dining in each center to give customers a broad selection of consumer goods, food, and entertainment and a variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a constantly changing mix of tenants, thereby increasing rents;

•
seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers "new to the market" retailers. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives, including those that utilize technology and the Internet, to increase revenues, enhance the shopping experience, build customer loyalty, and increase tenant sales. Our Taubman website program connects shoppers to each of our individual center brands through desktop and mobile devices. We have a robust email program reaching our most loyal customers weekly and our social media sites offer retailers and customers an immediate geo-targeted communication vehicle. We have pioneered an indoor navigation technology that has the potential to significantly change a shopper's experience and connect them to retailers in new ways. This technology has been utilized in a mobile shopping app at The Mall at University Town Center and we anticipate rolling out similar technology throughout a number of centers this year. We are also investing in other synergistic digital capabilities in our centers with an overall strategy of creating a "Smart Mall", which includes shopper Wi-Fi, advanced energy management, and high-speed networking options for our tenants.

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

Since 2005, an increased number of our tenants are paying a fixed Common Area Maintenance (CAM) charge, with typically a fixed increase over the term of the lease, rather than the traditional net lease structure where a tenant pays their share of CAM. This allows the retailer greater predictability of their costs. While some pricing risk has shifted to the landlord, cost savings can have a positive impact on our profitability. Approximately 80% of our tenants in 2014 (including those with gross leases or paying a percentage of their sales) effectively pay a fixed charge for CAM. As a result there is significantly less matching of CAM income with CAM expenditures, which can vary considerably from period to period.

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

While the sale of seven centers to Starwood reduced the size of our core portfolio, the more consistent, smaller base will allow us to focus where the greatest net asset value can be created: our most highly productive centers, our redevelopments, and development pipeline. The remaining portfolio of 18 centers has improved demographics and operating statistics, which we believe will lead to faster Net Operating Income (NOI) growth of about 0.50% over time and average tenant sales higher by over $100 per square foot. We now have an even stronger portfolio of assets, a better balance sheet, and a business with excellent future prospects.

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

We have projects underway at several of our centers that are expected to create incremental GLA:

•
At Beverly Center we are adding approximately 12,000 square feet, including the addition of a new Uniqlo store, which opened in 2014, and a new dining court scheduled to open in late 2015 to early 2016.

•
At Cherry Creek Shopping Center we are adding an approximately 53,000 square foot, three-level Restoration Hardware store as a mini-anchor, as well as about 38,000 square feet of additional in-line mall space. This expansion will occupy the former Saks Fifth Avenue site. All work is anticipated to be completed in 2015.

•
At Dolphin Mall we are planning to add approximately 32,000 square feet of new restaurant space along with an adjacent valet area on a vacant parcel of the property. Construction is expected to be completed in 2015.

•
At The Mall at Green Hills, a relocation of the current Dillard’s store and the addition of approximately 170,000 square feet of mall tenant area is underway. The project is expected to be completed in 2018.

•
At International Plaza we are adding approximately 36,000 square feet. The project includes a flagship, design gallery format Restoration Hardware store. The project is expected to be completed in late 2015.

•	And finally, at Sunvalley we are converting some existing lower-level space into a food court. Construction is expected to be completed in 2015.

We also look to monetize our common areas through robust specialty leasing and sponsorship programs. About 9% of our 2014 comparable center net operating income was generated from such programs. Examples found in our centers include destination holiday experiences, customer service programs, sponsored children's play areas, and turnkey attractions.

External Growth

We are focused on four areas of external growth: U.S. traditional center development, outlet centers, Asia, and acquisitions. With growth in population, we expect that there will be demand for new centers over the next ten years. We opened a new center in the U.S. in October 2014 and announced or have begun construction on six shopping centers in the U.S. and Asia and we continue to work on and evaluate various development possibilities for additional new centers.

•	Development of New U.S. Traditional and Outlet Centers

We have developed 12 properties since 1998, or an average about one every 18 months. We are currently under construction on two centers with openings in 2015 and 2016, and have announced plans for a third center. We expect to continue to have sufficient opportunities to build projects at a pace, on average, of about one center every other year. While we focus on the development of traditional malls, we also believe outlet centers are a natural extension of our existing capabilities. We will generally target projects in markets with high barriers to entry and require significant pre-leasing before we begin construction.

Over the past three years, we have opened three new centers:

•	The Mall at University Town Center in Sarasota, Florida opened in October 2014. We have a 50% ownership interest in the 0.9 million square foot center.

•
Taubman Prestige Outlets Chesterfield, a new outlet center, opened in the western-St. Louis, Missouri suburb of Chesterfield in August 2013. We have a 100% ownership interest in the 0.3 million square foot outlet center.

•	City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012. We have a 100% ownership interest in the 0.6 million square foot center.

The Mall of San Juan, part of a mixed-use development anticipated to include a hotel/casino and retail, is under construction in San Juan, Puerto Rico and is expected to open in March 2015. The Caribbean's first Nordstrom and Saks Fifth Avenue will anchor the 0.7 million square foot center. We have an 80% ownership interest in the retail portion of the project.

International Market Place, a 0.4 million square foot center, is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii and is expected to open in spring 2016. We have a 93.5% interest in the project, which is subject to a participating ground lease.

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

While we attempt to maximize external growth through the development of new centers, we also prudently manage the risks associated with development. We generally do not acquire land early in the development process. Instead, we generally acquire options on land or form partnerships with landowners holding potentially attractive development sites. We typically exercise the options only once we are prepared to begin construction. The pre-construction phase for a regional center typically extends over several years and the time to obtain anchor commitments, zoning and regulatory approvals, and public financing arrangements can vary significantly from project to project. In addition, we generally do not begin construction until a sufficient number of anchor stores or significant tenants have agreed to operate in the shopping center, such that we are confident that the projected tenant sales and rents from Mall GLA are sufficient to earn a stabilized return on invested capital in excess of our cost of capital. Having historically followed these principles, our experience indicates that, on average, less than 10% of the costs of the development of a regional shopping center will be incurred prior to the construction period. However, no assurance can be given that we will continue to be able to so limit pre-construction costs.

While we will continue to evaluate development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these criteria will produce comparable or projected results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects taken as a whole. See "MD&A – Liquidity and Capital Resources – Capital Spending" for further discussion of our development activities.

•	Asia

Taubman Asia is responsible for our operations and development in the Asia-Pacific region, focusing on China and South Korea. We have pursued a strategy of seeking strategic partners to jointly develop high quality malls in our areas of focus. Taubman Asia is engaged in projects that leverage our strong retail planning, design, and operational capabilities with our strategic partners being responsible for acquiring and entitling the land and leading construction.

We currently have two joint ventures with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The first joint venture will own a 60% controlling interest in and manage CityOn.Xi'an, an approximately 1.0 million square foot shopping center located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. We will beneficially own a 30% interest in CityOn.Xi'an, which is scheduled to open in late 2015. The second joint venture with Wangfujing will manage and own a 65% majority interest in CityOn.Zhengzhou, a shopping center in Zhengzhou, China. We beneficially own a 32% interest in the 1.0 million square foot shopping center, which is scheduled to open in spring 2016.

We also have a joint venture with Shinsegae Group, South Korea's largest retailer, that is developing Hanam Union Square, a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea. The center is scheduled to open in late 2016. In August 2014, we partnered with a new institutional investor and increased our effective ownership in the project to 34.3%.

As part of our Asia strategy, we are looking to mitigate our operating costs through third-party contracts when possible. We provide leasing and management services for IFC Mall in Yeouido, Seoul, South Korea. In August 2012, the 0.4 million square foot mall opened 100% leased with over 100 stores. In addition, we are providing management, leasing, and development services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China.

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

We expect attractive opportunities to acquire existing centers, or interests in existing centers, from other companies to continue to be scarce and expensive. However, we continue to look for assets where we can add significant value or that would be strategic to the rest of our portfolio, and we have capital available for selective opportunities. Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio (or can be redeveloped to that level). We also may acquire additional interests in centers currently in our portfolio.

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

See "MD&A - Results of Operations - U.S. Acquisitions" for further details regarding the assets acquired.

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

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year). Comparable center statistics for 2014 and 2013 exclude Arizona Mills, Taubman Prestige Outlets Chesterfield, The Mall at University Town Center, and the Sale Centers. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza in January 2014, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of operating results for Consolidated Businesses and Unconsolidated Joint Ventures period over period.

	2014	2013	2012	2011	2010
Average rent per square foot:
Consolidated Businesses	$61.96	$59.88	$46.86	$45.53	$43.63
Unconsolidated Joint Ventures	58.65	52.68	45.44	44.58	43.73
Combined	60.58	57.33	46.42	45.22	43.66

See “MD&A – Rental Rates and Occupancy” for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2014 for the next ten years for all owned centers in operation at that date.

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2015 (4)	185	512	$44.45	8.9%	189	574	$40.54	6.4%
2016	238	592	56.19	10.3%	247	900	41.24	10.1%
2017	219	558	63.65	9.7%	237	944	46.23	10.6%
2018	183	509	68.86	8.9%	199	817	52.07	9.2%
2019	218	460	67.75	8.0%	235	878	47.71	9.9%
2020	159	441	64.01	7.7%	172	692	53.30	7.8%
2021	176	451	80.69	7.9%	188	674	69.03	7.6%
2022	230	582	75.58	10.1%	249	1,000	58.46	11.2%
2023	191	546	68.07	9.5%	196	616	64.75	6.9%
2024	211	591	68.55	10.3%	223	786	61.58	8.8%

(1)	Excludes rents from temporary in-line tenants and centers not open and operating at December 31, 2014.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from regional mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2015 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2014.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2009 to 2014 was approximately one year. The average term of leases signed was approximately seven and eight years during 2014 and 2013, respectively.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2014, tenants representing 1.6% of leases filed for bankruptcy during the year compared to 0.3% in 2013. This statistic has ranged from 0.3% to 1.6% of leases per year over the last five years. The annual provision for losses on accounts receivable represents 0.4% of total revenues in 2014 and has ranged from 0.1% to 0.5% over the last five years.

Occupancy

Occupancy and leased space statistics include temporary in-line tenants (TILs) and also include value and outlet center anchors. The following table shows ending occupancy and leased space for the past five years:

	2014	2013	2012	2011	2010
All Centers: (1)
Ending occupancy	94.1%	95.8%	96.6%	95.5%	95.1%
Leased space	96.0	96.7	97.5	96.8	96.7

Comparable Centers: (1) (2)
Ending occupancy	95.4%	96.3%
Leased space	96.7	97.5

(1)	Prior period occupancy and leased space statistics have been restated to include TILs.

(2)	Comparable center statistics for 2014 and 2013 exclude Arizona Mills, Taubman Prestige Outlets Chesterfield, The Mall at University Town Center, and the Sale Centers.

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for under 6% of Mall GLA as of December 31, 2014 and less than 5% of 2014 minimum rent. No other single retail company accounted for more than 5% of Mall GLA as of December 31, 2014 or 4% of 2014 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2014:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, For Love 21, XXI Forever)	15	447,022	5.4%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others)	41	363,675	4.4
H&M	13	261,052	3.1
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	37	233,069	2.8
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	26	198,260	2.4
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	23	174,515	2.1
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	30	162,976	2.0
Urban Outfitters (Anthropologie, Anthropologie Accessories, Free People, Urban Outfitters)	19	145,519	1.7
Express (Express, Express Men)	15	133,688	1.6
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	29	129,143	1.5

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

As of December 31, 2014, the Manager, TAM, and certain other affiliates had 598 full-time employees.

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

The economic performance and value of our shopping centers are dependent on various factors. Additionally, these same factors will influence our decision whether to go forward on the development of new centers, acquisitions and dispositions, and may also affect the ultimate economic performance and value of projects under construction and acquired shopping centers. Adverse changes in the economic performance and value of our shopping centers would also adversely affect our income and cash available to pay dividends.

Such factors include:

•
changes in the global, national, regional, and/or local economic and geopolitical climates. Changes such as the global economic and financial market downturn such as the one a few years ago may cause, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth;

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

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our ability to attract tenants to our shopping centers and lease space is important to our success, and difficulties in doing so can materially impact our centers' performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate shopping centers, lease space, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the Internet, lifestyle centers, outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareowners. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and it is critical that we adapt to such new technologies and relationships on a timely basis. For example, a small but increasing number of tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases through other sales channels during or immediately after visiting our shopping centers, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or percentage rents.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms, and private and institutional investors, some of whom have greater financial resources or have different investment criteria than we do. In particular, there is intense competition to acquire or develop highly productive super-regional shopping centers, which is the focus of our core business. This competition may impair our ability to acquire or develop suitable properties on favorable terms in the future.

Our real estate investments are relatively illiquid.

We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. If we were unable to refinance our debt at a center, we may be required to contribute capital to repay debt, fund capital spending, or other cash requirements. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all or a portion of the cash proceeds received by TRG from such sale (a "special distribution"). If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us. In December 2014, a special distribution was paid as a result of the disposition of a portfolio of seven centers to Starwood. See “MD&A – Liquidity and Capital Resources – Dividends" for further discussion of the special distribution. Further, pursuant to TRG’s partnership agreement, TRG may not dispose or encumber certain of its centers or its interest in such centers without the consent of a majority-in-interest of its partners other than us.

Dispositions may not achieve anticipated results.

We actively maintain a strategy of recycling capital to achieve growth over time. At times this strategy may include strategically disposing of assets to improve the overall performance of our core mall portfolio, including by: achieving improved portfolio metrics, demographics, and operating statistics, such as higher sales productivity and occupancy rates; accelerating future growth targets in our operating results and funds from operations; strengthening of our balance sheet; and creating increased net asset value for our shareholders over time. However, we may not achieve some or all of the targeted results we originally anticipated at the time of disposition. If we are not successful at achieving the anticipated results, whether as a result of our October 2014 disposition of seven centers to Starwood or any future disposition, there is a potential for a significant adverse impact on our returns and our overall profitability.

We may acquire or develop new properties and/or redevelop and expand our existing properties, and these activities are subject to various risks.

We actively pursue development, redevelopment, expansion, and acquisition activities as opportunities arise, and these activities are subject to the following risks:

•
the pre-construction phase for a new project often extends over several years, and the time to obtain landowner, anchor, and tenant commitments, zoning and regulatory approvals, and public financing can vary significantly from project to project;

•
we may not be able to obtain the necessary zoning, governmental and other approvals, or anchor or tenant commitments for a project, or we may determine that the expected return on a project is not sufficient; if we abandon our development activities with respect to a particular project, we may incur a loss on our investment;

•
construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays, nonperformance of services by our contractors, and costs to obtain anchor and tenant commitments;

•	we may not be able to obtain financing or to refinance construction loans, which are generally recourse to TRG;

•
we may be obligated to contribute funding for development, redevelopment, or expansion projects in excess of our ownership requirements if our partners are unable or are not required to fund their ownership share;

•
equity issuances as a source of funds, directly as consideration for acquisitions or indirectly through capital market transactions, may become less financially favorable as affected by our stock price as well as general market conditions;

•
occupancy rates and rents, as well as occupancy costs and expenses, at a completed project or an acquired property may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects; and

•	competitive pressures in our targeted markets may negatively impact our ability to meet our leasing objectives.

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

•
difficulties of complying with a wide variety of foreign laws including laws affecting funding and use of cash, corporate governance, property ownership restrictions, development activities, operations, anti-corruption, taxes, and litigation;

•	changes in and/or requirements of complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices, including lower loan-to-value ratios;

•	differing employment and labor issues;

•	obstacles to the repatriation of earnings and cash;

•	lower initial investment returns than those generally experienced in the U.S.;

•	obstacles to hiring and maintaining appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. regional mall business to retail needs and expectations in new markets.

In regards to foreign currency, our projects in China and South Korea require investments and may require debt financing denominated in foreign currencies, with the possibility that such investments will be greater than anticipated depending on changes in exchange rates. These projects could also generate returns on or of capital in foreign currencies that could ultimately be less than anticipated as a result of exchange rates. As part of investing in these projects, we are implementing appropriate risk management policies and practices, which may include the hedging of foreign currency risks. However, developing an effective foreign currency risk strategy is complex and may be costly, and no strategy can completely insulate us from risk associated with foreign currency fluctuations. Further, we cannot provide assurance that such policies and practices will be successful and/or that the applicable accounting for foreign currency hedges will be favorable to any particular period's results of operations. Foreign currency hedges could be economically beneficial to us, but could have unfavorable accounting impacts, depending on the qualification of the hedges for hedge accounting treatment.
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

We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of non-compliance with the United States Foreign Corrupt Practices Act (FCPA) or foreign anti-corruption laws.

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and which requires proper record keeping and characterization of payments we make in our reports filed with the SEC. Although we have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, we cannot provide assurance that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. We cannot provide assurance that these policies and procedures will protect us from intentional, reckless or negligent acts committed by our employees, agents, partners or others acting on our behalf. If our employees, agents, partners, or others acting on our behalf are found to have engaged in such practices, severe penalties and other consequences could be imposed. Those penalties and consequences that may be imposed against us or individuals in appropriate circumstances include, but are not limited to, injunctive relief, disgorgement, significant fines and penalties, and modifications to business practices and compliance programs. In addition, we cannot predict the nature, scope or effect of future regulatory requirements or investigations to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions. Any of these violations or remedial measures, if applicable to us, could have a material adverse impact on our business, reputation, results of operations, cash flow, financial condition, liquidity, ability to make distributions to our shareholders, or the value of our investments.

Foreign companies, including some that may compete with us, may not be subject to the FCPA or other anti-corruption laws. Accordingly, such companies may be more likely to engage in activities prohibited by the FCPA or other anti-corruption laws, which could have a significant adverse impact on our returns or our ability to compete for business in such countries.

The bankruptcy, early termination, sales performance, or closing of our tenants and anchors could adversely affect us.

We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay and incur significant expense in replacing the anchor. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination or closing of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our centers, although in the case of early terminations we may benefit in the short-term from lease cancellation income (See “MD&A – Rental Rates and Occupancy”).

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

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2014, the corporate minimum fixed charge coverage ratio is the most restrictive covenant. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

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

The occurrence of cyber incidents, a deficiency in our cyber security, or a data breach could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupting data, or stealing confidential information. We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber incident include, but are not limited to, operational interruption, damage to our relationship with our tenants, and private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties). Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and reduce the benefits of our advanced technologies. We carry cyber liability insurance; however a loss could exceed the limits of the policy. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, our increased awareness of a risk of a cyber incident, and our insurance coverage, do not guarantee that our financial results will not be negatively impacted by such an incident.

Some of our potential losses may not be covered by insurance.

We carry liability, fire, flood, earthquake, extended coverage, and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including punitive damages (in certain states) and lease and other contract claims, which generally are not insured. If an uninsured liability claim or a liability claim in excess of insured limits is made, we may have to make a payment to satisfy such claim. In addition, if an uninsured property loss or a property loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

In November 2002, Congress passed the “Terrorism Risk Insurance Act of 2002” (TRIA), which required insurance companies to offer terrorism coverage to all existing insured companies for an additional cost. As a result, our property insurance policies are currently provided without a sub-limit for terrorism, eliminating the need for separate terrorism insurance policies.

In January 2015, Congress passed the "Terrorism Risk Insurance Program Authorization Act of 2015", which extended the termination date of the Terrorism Insurance Program established under the TRIA through December 31, 2020. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to maintain terrorism insurance, but there are limits on the amounts we are required to spend to obtain such coverage. If a terrorist event occurs, the cost of terrorism insurance coverage would be likely to increase, which could result in our having less coverage than we have currently. Our inability to obtain such coverage or to do so only at greatly increased costs may also negatively impact the availability and cost of future financings.

We may be subject to liabilities for environmental matters.

All of the centers presently owned by us (not including option interests in certain pre-development projects) have been subject to environmental assessments. We are not aware of any environmental liability relating to the centers or any other property in which we have or had an interest (whether as an owner or operator) that we believe would have a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified by us or that no prior owner or operator, or any occupant of our properties has created an environmental condition not known to us. Moreover, no assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability or that (2) the current environmental condition of the centers will not be affected by tenants and occupants of the centers, by the condition of properties in the vicinity of the centers (such as the presence of underground storage tanks), or by third parties unrelated to us. Environmental liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan.

We hold investments in joint ventures in which we do not control all decisions, and we may have conflicts of interest with our joint venture partners.

Some of our shopping centers and shopping center projects are partially owned by non-affiliated partners through joint venture arrangements. As a result, we do not control all decisions regarding those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues that arise with respect to such decisions, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

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

We may not be able to maintain our status as a REIT for federal income tax purposes with the result that the income distributed to shareowners would not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. We may also be subject to the alternative minimum tax if we fail to maintain our status as a REIT. Any such corporate tax liability would be substantial and would reduce the amount of cash available for distribution to our shareowners which, in turn, could have a material adverse impact on the value of, or trading price for, our shares. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the Code, are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal, and state corporate income tax, and to the extent there are foreign operations certain foreign taxes. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements among the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties. Also, some state, local, and foreign jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states, localities, and foreign jurisdictions follow the federal income tax treatment of REITs. Finally, there may be changes in the laws of states, localities, and foreign jurisdictions that may increase the taxes we pay. To the extent that we and our affiliates are required to pay federal, state, local, and/or foreign taxes, we will have less cash available for distributions to our shareowners.

The lower tax rate on certain dividends from non-REIT “C” corporations may cause investors to prefer to hold stock in non-REIT “C” corporations.

The maximum tax rate (including the net investment income tax of 3.8%) on certain corporate dividends received by individuals is 23.8%, which is less than the maximum income tax rate of 39.6% applicable to ordinary income. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareowner levels) that applies to non-REIT "C" corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT "C" corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable "C" corporation. Although REITs, unlike non-REIT “C” corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT “C” corporation dividends may still cause individual investors to view stock in non-REIT “C” corporations as more attractive than shares in REITs, which may negatively affect the value of our shares.

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

Under our Restated Articles of Incorporation, in general, no shareowner may own more than 8.23% (the “General Ownership Limit”) in value of our "Capital Stock" (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a “look through entity” to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is an entity (other than a qualified trust under Section 401(a) of the Code, certain other tax-exempt entities described in the Articles, or an entity that actually or constructively owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property) whose beneficial owners, rather than the entity, would be treated as owning the capital stock owned by such entity.

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

A. Alfred Taubman, Robert Taubman, William Taubman, and Gayle Taubman Kalisman (Taubman Family) may be deemed under SEC rules of attribution, which includes conversion of options that have vested and shares subject to issuance under an option deferral agreement, to beneficially own 26%, 29%, 28%, and 26%, respectively, of our stock that is entitled to vote on shareowner matters (Voting Stock) as of December 31, 2014. However, the combined Taubman Family ownership of Voting Stock includes 24,128,303 shares of the 25,117,000 shares of Series B Preferred Stock outstanding or 96% of the total outstanding and 1,417,946 shares of the 63,324,409 shares of common stock outstanding or 2% of the total outstanding as of December 31, 2014. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

Members of the Taubman family have the power to vote a significant number of the shares of our capital stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2014, A. Alfred Taubman and the members of his family have the power to vote approximately 29% of the outstanding shares of our common stock and our Series B Preferred Stock, considered together as a single class, including approximately 96% of our outstanding Series B preferred stock. Our shares of common stock and our Series B Preferred Stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our board of directors and other class voting rights. Mr. Taubman’s son, Robert S. Taubman, serves as our Chairman of the Board, President and Chief Executive Officer. Mr. Taubman’s son, William S. Taubman, serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, Mr. A. Alfred Taubman and the members of his family may exercise significant influence with respect to the election of our board of directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our articles of incorporation impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, Mr. A. Alfred Taubman and the members of his family, as a practical matter, have the power to prevent a change in control of our company.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to many factors, including:

•	general market and economic conditions;

•	actual or anticipated variations in our operating results, funds from operations, cash flows, liquidity or distributions (including special distributions);

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the regional mall industry, and recommendations by financial analysts with respect to us or other REITs;

•
the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	any securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	risks we are taking in relation to our new developments and capital uses;

•	perceived risks in connection with our international development strategy;

•	the public announcement of proposed acquisitions and dispositions, developments and re-developments and the consummation thereof;

•	speculation in the press or investment community; and

•	continuing high levels of volatility in the capital and credit markets.

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

We issued common equity, both common shares and TRG partnership units, that had a dilutive effect on our earnings per diluted share and funds from operations per diluted share for the years ended December 31, 2012 and December 31, 2011. In addition, in 2013 and 2012, we issued additional shares of preferred stock which adversely affected the earnings per share available to our common shareholders. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. In most circumstances, shareholders will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2014, we had $2.0 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $2.9 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2014. Centers are owned in fee other than Beverly Center (Beverly), Cherry Creek Shopping Center, City Creek Center, and International Plaza, which are held under ground leases expiring between 2042 and 2104.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/14		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/14
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	886,000		1982		100%
Los Angeles, CA		562,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,032,000	(1)	1990/1998		50%
Denver, CO		538,000

City Creek Center	Macy's, Nordstrom	624,000		2012		100%
Salt Lake City, UT		344,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,396,000		2001/2007		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	671,000
	Cobb Theatres, Dave & Buster's,
	Marshalls, Neiman Marcus-Last Call,
	Saks Off 5th, Polo Ralph Lauren Factory Store,
	The Sports Authority

The Gardens on El Paseo/ El Paseo Village	Saks Fifth Avenue	236,000		1998/2010	2011	100%
Palm Desert, CA		186,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,354,000		1998		100%
Auburn Hills, MI	Lord & Taylor Outlet, Neiman Marcus-Last Call,	535,000
(Detroit Metropolitan Area)	Saks Off 5th

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	869,000		1955/2011	2011	100%
Nashville, TN		357,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,409,000		1980/1994/		100%
Short Hills, NJ	Nordstrom, Saks Fifth Avenue	546,000		1995

Taubman Prestige Outlets Chesterfield	Polo Ralph Lauren Factory Store,	307,000		2013		100%
Chesterfield, MO	Restoration Hardware	307,000
(St. Louis Metropolitan Area)

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,519,000		1977/1978/		100%
Novi, MI	Nordstrom, Sears	550,000		2007/2008
(Detroit Metropolitan Area)

	Total GLA	9,632,000
	Total Mall GLA	4,596,000
	TRG% of Total GLA	9,116,000
	TRG% of Total Mall GLA	4,327,000

Center	Anchors	Sq. Ft of GLA/ Mall GLA as o4 12/31/14		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/14
Unconsolidated Joint Ventures:
Fair Oaks	JCPenney, Lord & Taylor,	1,557,000		1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	561,000		1988/2000
(Washington, DC Metropolitan Area)

International Plaza	Dillard’s, Lifetime Athletic, Neiman Marcus,	1,221,000		2001		50%
Tampa, FL	Nordstrom	578,000

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,120,000		2002		50%
Orlando, FL		520,000

Stamford Town Center	Macy’s	765,000	(2)	1982/2007		50%
Stamford, CT		442,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,334,000		1967/1981	2002	50%
Concord, CA		494,000
(San Francisco Metropolitan Area)

The Mall at University Town Center	Dillard's, Macy's, Saks Fifth Avenue	859,000		2014		50%
Sarasota, FL		439,000

Waterside Shops	Nordstrom, Saks Fifth Avenue	336,000		1992/2006/	2003	50%
Naples, FL		196,000		2008

Westfarms	JCPenney, Lord & Taylor, Macy’s,	1,276,000		1974/1983/		79%
West Hartford, CT	Macy’s Men’s Store/Furniture Gallery,	506,000		1997
	Nordstrom

	Total GLA	8,468,000
	Total Mall GLA	3,736,000
	TRG% of Total GLA	4,604,000
	TRG% of Total Mall GLA	2,015,000

	Grand Total GLA	18,100,000
	Grand Total Mall GLA	8,332,000
	TRG% of Total GLA	13,720,000
	TRG% of Total Mall GLA	6,342,000

(1)	GLA includes the former Saks Fifth Avenue store, which closed in March 2011. This space is currently under development. See "Business - Potential for Growth - Internal Growth"

(2)	GLA includes the former Saks Fifth Avenue store, which closed in March 2014. Saks Fifth Avenue announced that a Saks Off 5th store is scheduled to open in this location in June 2015.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value and outlet centers) as of December 31, 2014:

Name	Number of Anchor Stores	GLA (in thousands of square feet)	% of GLA
Macy’s
Bloomingdale’s (1)	3	618
Macy’s	14	2,932
Macy’s Men’s Store/Furniture Gallery	1	80
Total	18	3,630	24.1%

Nordstrom	8	1,164	7.7%

Dillard’s	3	607	4.0%

JCPenney	4	745	5.0%

Sears	3	679	4.5%

Neiman Marcus (2)	4	405	2.7%

Lord & Taylor (3)	3	392	2.6%

Saks (4)	4	295	2.0%

Lifetime Athletic	1	56	0.4%

Total	48	7,973	53.0%	(5)

(1)	Excludes one Bloomingdale's Outlet store at a value center.

(2)	Excludes two Neiman Marcus-Last Call stores at value and outlet centers.

(3)	Excludes one Lord & Taylor Outlet store at an outlet center.

(4)	Excludes two Saks Off 5th stores at value and outlet centers.

(5)	Percentages in table may not add due to rounding.

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the centers as of December 31, 2014. All mortgage debt in the table below is nonrecourse to the Operating Partnership except for the TRG $65 million revolving credit facility and the debt encumbering The Mall of San Juan. The Operating Partnership has provided limited guarantees regarding the mortgage debt encumbering City Creek Center and The Mall at University Town Center. In addition, the entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under our $475 million corporate unsecured term loan and $1.1 billion unsecured primary revolving line of credit. See "Note 8 - Notes Payable - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees.

Centers Consolidated in TCO’s Financial Statements	Stated Interest Rate		Principal Balance as of 12/31/14 (thousands)		Annual Debt Service (thousands)		Maturity Date		Balance Due on Maturity (thousands)	Earliest Prepayment Date Without Penalty	(1)
Cherry Creek Shopping Center (50%)	5.24%		$280,000		Interest Only		6/8/2016		$280,000	3/8/2016
City Creek Center	4.37%		83,189		5,090	(2)	8/1/2023	(3)	68,575	5/1/2023	(4)
El Paseo Village	4.42%	(5)	15,932	(5)	1,024	(2)	12/6/2015		15,565	10/6/2015
The Gardens on El Paseo	6.10%	(6)	83,059	(6)	Interest Only		6/11/2016		81,480	3/11/2016
Great Lakes Crossing Outlets	3.60%		217,281		12,277	(2)	1/6/2023		177,038	9/6/2022	(7)
The Mall at Green Hills	LIBOR+1.60%		150,000		Interest Only		12/1/2018	(8)	150,000	12/1/2017	(9)
The Mall of San Juan	LIBOR+ 2.00%	(10)	163,779	(10)	Interest Only		4/2/2017	(10)	163,779	At Any Time
The Mall at Short Hills	5.47%		540,000		Interest Only		12/14/2015		540,000	9/15/2015	(11)

Other Consolidated Secured Debt
Taubman BHO Headquarters	5.90%	(12)	17,265	(12)	1,441	(2)	4/1/2015		16,974	2/1/2015
TRG $65M Revolving Credit Facility	LIBOR+1.40%	(13)	—		Interest Only		4/30/2016		—	At Any Time

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
Fair Oaks (50%)	LIBOR+1.70%	(14)	273,413		15,307	(14)	7/13/2018		257,516	At Any Time
International Plaza (50.1%)	4.85%		325,000		20,580	(2)	12/1/2021		285,503	9/2/2021	(11) (15)
International Plaza (50.1%)	LIBOR+1.75%	(16)	175,000		8,710	(16)	12/1/2021		151,267	12/1/2019	(17)
The Mall at Millenia (50%)	4.00%		350,000		Interest Only	(18)	10/15/2024		293,748	7/17/2024	(11)
Sunvalley (50%)	4.44%		183,097		11,471	(2)	9/1/2022		153,642	6/1/2022
Taubman Land Associates (50%)	3.84%		23,102		1,349	(2)	11/1/2022		19,001	6/1/2022	(19)
The Mall at University Town Center (50%)	LIBOR+1.70%	(20)	187,819	(20)	Interest Only	(20)	10/28/2016	(20)	187,819	At Any Time
Waterside Shops (50%)	5.54%		165,000		Interest Only		10/7/2016		165,000	4/7/2016
Westfarms (79%)	4.50%		307,116		19,457	(2)	7/1/2022		256,944	4/2/2022	(11)

(1)	All loans may be prepaid with penalty or defeased as of December 31, 2014 unless otherwise indicated.

(2)	Amortizing principal based on 30-years.

(3)
If the loan is not repaid on or before August 1, 2023, the loan may continue until April 1, 2024. If this occurs, the interest rate becomes the greater of (i) the stated 4.37% interest rate plus 5% and (ii) the then current 10-year treasury rate plus 5%.

(4)	Debt may be defeased on or after October 28, 2015, or debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 0.5% of principal prepaid until the date indicated.

(5)	Debt includes $0.1 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 4.42% to an effective rate of 3.89%.

(6)	Debt includes $1.6 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 6.10% to an effective rate of 4.64%.

(7)	Debt may not be defeased until March 2015.

(8)	A one-year extension option is available.

(9)
From December 2014 through November 2016, debt may be prepaid with a prepayment penalty of 0.5% of principal prepaid. From December 2016 through November 2017, the prepayment penalty decreases to 0.25% of principal prepaid. There is no prepayment fee thereafter.

(10)	$320 million construction facility. Rate decreases to LIBOR + 1.75% upon achieving certain performance measures. The loan has two one-year extension options available.

(11)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid until the date indicated.

(12)	Debt includes $0.2 million of purchase accounting premium from February 2014 acquisition which reduces the stated rate on the debt of 5.90% to an effective rate of 1.71%.

(13)	The facility is a $65 million revolving line of credit and is secured by an indirect interest in 40% of Short Hills.

(14)	The debt is swapped to an effective rate of 4.10% through April 2018. Principal payments are based on a 7.5% interest rate and 25-year amortization.

(15)	Debt may not be prepaid until April 2015.

(16)	The debt is swapped to an effective rate of 3.58% until maturity. Principal payments are based on a 4.0% interest rate and 30-year amortization.

(17)
Through mid-December 2016, debt may be prepaid with a prepayment penalty of 2.0% of principal prepaid. From mid-December 2016 through mid-December 2017, the prepayment penalty decreases to 1% of principal repaid and in mid-December 2017 it changes to 0.5% of the principal repaid until December 1, 2019 when it can be prepaid without penalty.

(18)
The loan is interest only until November 2016 at which time monthly principal payments are due based on a 30-year amortization. At our option on or before April 30, 2016, provided that The Mall at Millenia meets a required NOI for calendar year 2015, the interest only period may be extended until maturity.

(19)	Debt may not be defeased until February 2015.

(20)
$225 million construction facility. Rate decreases to LIBOR + 1.60% upon achieving certain performance measures. The loan has four one-year extension options. During each extension period, debt service payments also include principal payments based on a 6.0% interest rate and a 30-year amortization.

For additional information regarding the centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

In December 2014, we settled with two restaurant owners, their two restaurants, and their principal regarding tenant leases at The Pier Shops. No material losses were incurred as a result of the settlement. See “Note 15 – Commitments and Contingencies – Litigation” to our consolidated financial statements for information regarding outstanding litigation.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 23, 2015, the 63,315,227 outstanding shares of Common Stock were held by 451 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the Common Stock on the New York Stock Exchange on February 23, 2015 was $74.50.

The following table presents the dividends declared on our Common Stock and the range of closing share prices of our Common Stock for each quarter of 2014 and 2013:

	Market Quotations
2014 Quarter Ended	High	Low	Dividends
March 31	$71.02	$63.34	$0.54

June 30	76.80	70.40	0.54

September 30	76.98	72.27	0.54

December 31	80.06	72.75	0.54	(1)

(1) Amount excludes a special dividend of $4.75 per share, which was declared as a result of the sale of centers to Starwood in October 2014.

	Market Quotations
2013 Quarter Ended	High	Low	Dividends
March 31	$82.29	$75.02	$0.50

June 30	88.95	73.67	0.50

September 30	80.61	65.37	0.50

December 31	71.56	63.65	0.50

The restrictions on our ability to pay dividends on our Common Stock are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our Common Stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500 Index, and the S&P 400 MidCap Index for the period December 31, 2009 through December 31, 2014 (assuming in all cases, the reinvestment of dividends):

COMPARISON OF CUMULATIVE TOTAL RETURN
Taubman Centers Inc.
MSCI US REIT Index
FTSE NAREIT Equity Retail Index
S&P 500 Index
S&P 400 MidCap Index
280
260
240
220
200
180
160
140
120
100
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Taubman Centers Inc.	$100.00	$146.77	$186.26	$241.99	$202.06	$264.53
MSCI US REIT Index	100.00	128.48	139.65	164.46	168.52	219.72
FTSE NAREIT Equity Retail Index	100.00	133.41	149.69	189.71	193.24	246.61
S&P 500 Index	100.00	115.06	117.49	136.30	180.42	205.11
S&P 400 MidCap Index	100.00	126.64	124.45	146.69	195.77	214.83

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock on the open market or in privately negotiated transactions or otherwise. No stock repurchases were made during the fourth quarter of 2014. As of December 31, 2014, the Company repurchased 787,071 shares of our common stock on the open market at an average price of $66.45 per share, for a total of $52.3 million under the authorization. As of December 31, 2014, $147.7 million remained available for purchase under the program. All shares repurchased have been cancelled. For each share of stock repurchased, an equal number of Operating Partnership units were redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

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

	Year Ended December 31
	2014	2013	2012	2011	2010
	(in thousands, except per share and per square foot data)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$679,129	$767,154	$747,974	$644,918	$626,427
Income from continuing operations (1)	1,278,122	189,368	157,817	141,399	122,606
Discontinued operations (2)				145,999	(20,279)
Net income (1) (3)	1,278,122	189,368	157,817	287,398	102,327
Net income attributable to noncontrolling interests	(385,109)	(56,778)	(51,643)	(94,527)	(38,459)
Distributions to participating securities of TRG	(6,018)	(1,749)	(1,612)	(1,536)	(1,635)
Preferred dividends	(23,138)	(20,933)	(21,051)	(14,634)	(14,634)
Net income attributable to Taubman Centers, Inc. common shareowners	863,857	109,908	83,511	176,701	47,599
Net income per common share – diluted (1)	13.47	1.71	1.37	3.03	0.86
Dividends declared per common share (4)	2.16	2.00	1.85	1.76	1.68
Weighted average number of common shares outstanding –basic	63,267,800	63,591,523	59,884,455	56,899,966	54,569,618
Weighted average number of common shares outstanding – diluted	64,921,064	64,575,412	61,376,444	58,529,089	55,702,813
Number of common shares outstanding at end of period	63,324,409	63,101,614	63,310,148	58,022,475	54,696,054
Ownership percentage of TRG at end of period	72%	71%	71%	69%	68%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,262,505	4,485,090	4,246,000	4,020,954	3,528,297
Total assets	3,214,901	3,506,222	3,268,495	3,336,792	2,546,873
Total debt	2,025,505	3,058,053	2,952,030	3,145,602	2,656,560

SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO (1)(5)	200,356	236,662	197,671	285,400	160,138
Mall tenant sales - all centers (6)(7)(8)	4,969,462	6,180,095	6,008,265	5,164,916	4,619,896
Sales per square foot (6)(7)(8)(10)	809	819	708	641	564
Number of shopping centers at end of period	18	25	24	23	23
Ending Mall GLA in thousands of square feet	8,332	11,677	11,360	11,009	10,942
Leased space - all centers (7)(8)(9)(11)(12)	96.0%	96.7%	97.5%	96.8%	96.7%
Ending occupancy - all centers (7)(8)(9)(12)	94.1%	95.8%	96.6%	95.5%	95.1%
Average base rent per square foot (9):
Consolidated businesses (7)(8)(12)	$61.96	$59.88	$46.86	$45.53	$43.63
Unconsolidated Joint Ventures (12)	58.65	52.68	45.44	44.58	43.73
Combined (7)(8)(12)	60.58	57.33	46.42	45.22	43.66

(1)
In 2014, income from continuing operations and net income include a $629.7 million gain on the dispositions of the seven centers to Starwood and a $476.9 million gain, net of tax, from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project. In 2014, net income and Funds from Operations (FFO) include expenses related to the sale of seven centers to Starwood completed in October 2014. Specifically, these measures reflect charges of $36.4 million ($36.0 million at our beneficial share) related to the loss on extinguishment of debt certain of these centers; charges of $7.8 million ($7.4 million at our beneficial share) related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable; and a restructuring charge of $3.7 million and disposition costs of $3.3 million incurred related to the sale. FFO is defined and discussed in “MD&A – Results of Operations – Use of Non-GAAP Measures."

(2)
Discontinued operations includes the operations of Regency Square and The Pier Shops at Caesars (The Pier Shops). In 2011, discontinued operations includes the gains on extinguishment of debt of $174.2 million related to the dispositions of The Pier Shops and Regency Square. In 2014, we early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The operations of the centers sold to Starwood and the gain on disposition are included in continuing operations pursuant to the application of ASU Update 2014-08.

(3)
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

(4)
Amount excludes a special dividend of $4.75 per share in 2014, which was declared as a result of the sale of seven centers to Starwood, and $0.1834 per share in 2010, as a result of the taxation of a capital gain incurred from a restructuring of the Company’s ownership in International Plaza, including liquidation of the Operating Partnership’s private REIT.

(5)
Reconciliations of net income attributable to TCO common shareowners to FFO for 2014, 2013, and 2012 are provided in “MD&A – Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.” For 2011, net income attributable to TCO common shareowners of $176.7 million, adding back depreciation and amortization of $152.3 million, noncontrolling interests of $80.5 million, and distributions to participating securities of $1.5 million arrives at TRG’s FFO of $411.1 million, of which TCO’s share was $285.4 million. For 2010, net income attributable to TCO common shareowners of $47.6 million, adding back depreciation and amortization of $161.9 million, noncontrolling interests of $26.2 million, and distributions to participating securities of $1.6 million arrives at TRG’s FFO of $237.3 million, of which TCO’s share was $160.1 million.

(6)	Based on reports of sales furnished by mall tenants.

(7)
Amounts in 2014 have been adjusted to exclude the mall tenant sales of the centers sold to Starwood in October 2014. "All centers" statistics for 2013 and prior include sales for the Starwood sale portfolio.

(8)	Amounts in 2011 and 2010 exclude The Pier Shops and Regency Square.

(9)	See “MD&A – Rental Rates and Occupancy” for information regarding this statistic.

(10)
For all periods presented, this amount represents sales per square foot of comparable centers, which are defined as all centers that were owned and opened for the entire current and preceding period. This statistic for 2013 was restated for 2014 comparable centers.

(11)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(12)	Occupancy and leased space statistics include TILS and all prior periods presented have been restated to include TILs.

(13)	Amounts exclude spaces greater than 10,000 square feet.

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

The comparability of information used in measuring performance is affected by the opening of Taubman Prestige Outlets Chesterfield (Chesterfield) in August 2013, the opening of The Mall at University Town Center (University Town Center) in October 2014 (See "Results of Operations - U.S. Development"), the disposition of our interest in Arizona Mills in January 2014 (see "Results of Operations - Dispositions - Arizona Mills/Oyster Bay"), and the sale of seven centers to an affiliate of Starwood Capital Group (Starwood) in October 2014 (see "Disposition to Starwood Capital Group" below). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2013 have been restated to include comparable centers to 2014. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of operating results for Consolidated Businesses and Unconsolidated Joint Ventures period over period.

Disposition to Starwood Capital Group

In October 2014, we disposed of a portfolio of seven centers (see "Note 2 - Dispositions, Acquisitions, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements and "Results of Operations - Dispositions - Sale of Centers to Starwood"). The centers sold (Sale Centers) include MacArthur Center (MacArthur), Stony Point Fashion Park (Stony Point), Northlake Mall, The Mall at Wellington Green, The Shops at Willow Bend, The Mall at Partridge Creek, and Fairlane Town Center. This transaction, combined with our substantial development and redevelopment pipelines, is consistent with our strategy to recycle capital for growth. The remaining post-sale portfolio is expected to be significantly more productive on a relative basis, consisting of highly productive assets with average tenant sales higher by over $100 per square foot. Net Operating Income long-term growth in the post-sale portfolio is expected to improve by about 0.50%.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately seven and eight years during 2014 and 2013, respectively, excluding temporary leases. Therefore general economic trends most directly impact our tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers and increase rent per square foot.

For the fourth quarter of 2014, tenant sales per square foot increased 0.7% from the corresponding period in the prior year. For all of 2014, tenant sales per square foot were $809, a 1.2% decrease from 2013 (see "Mall Tenant Sales and Center Revenues").

Ending occupancy, which includes temporary in-line tenants (TILs), was 95.4% for comparable centers at December 31, 2014, down 0.9% from 2013. We anticipate 2015 year-end comparable center occupancy will be about 96%, including Chesterfield. Average rent per square foot increased 5.7% in 2014. We expect that average rents per square foot in 2015 will be up in comparison to 2014 by about 3.5%. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy.” The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations” and we provide information about transactions that affected the periods presented or will affect operations in the future.

In October 2014, we disposed of a portfolio of seven centers to Starwood (see "Results of Operations - Dispositions - Sale of Centers to Starwood").

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, which we had 100% ownership of as the result of acquiring a 49.9% ownership interest in 2012 (See "Results of Operations - Dispositions - International Plaza"). Also in January 2014, we sold our 50% interest in Arizona Mills and land in Syosset, New York related to our former Oyster Bay project (See "Results of Operations - Dispositions - Arizona Mills/Oyster Bay"). In 2012, we acquired an additional 25% interest in Waterside Shops (See "Results of Operations - U.S. Acquisitions").

We have been active in developing our U.S. shopping center portfolio, including the openings of University Town Center in October 2014, Chesterfield in 2013, and City Creek Center (City Creek) in 2012. We also have two U.S. development projects under construction: The Mall of San Juan, which is scheduled to open in March 2015, and International Market Place. In addition, we are progressing on our project in Miami, Florida (see "Results of Operations - U.S. Development" and "Liquidity and Capital Resources - Capital Spending - New Developments").

We also describe our growth activities in Asia with updates on our investments in new development projects, including CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square, as well as service agreements for IFC Mall in South Korea and the Studio City retail project in the Cotai region of Macau, China (see “Results of Operations – Taubman Asia”). In 2012, we sold assets of the Taubman TCBL business (see "Results of Operations - Taubman Asia").

We provide discussions of results of center operations and management, leasing, and development services, as well as provide expectations for NOI and net management, leasing, and development income in 2015 (See "Results of Operations - Center Operations" and "Results of Operations - Management, Leasing, and Development Services").

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations – Other Income.” Expectations about general and administrative and pre-development expenses in 2015 are discussed under "Results of Operations - Other Expenses."

We have been very active in managing our balance sheet and beneficial interest in debt, completing construction loans and other financings. We also discuss our expectation of our share of consolidated and unconsolidated interest expense in 2015 (see “Results of Operations – Debt Transactions”).

In addition, as a result of the Starwood sale in 2014, we prepaid or defeased our then outstanding loans on Northlake Mall, The Mall at Wellington Green, MacArthur Center, and The Mall at Partridge Creek (See "Result of Operations - Dispositions - Sale of Centers to Starwood").

During 2013, we repurchased $52.3 million of common stock under a share repurchase program. Also in 2013, we completed a preferred stock offering of $170 million of 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) (see "Results of Operations - Other Equity Transactions"). In 2012, we redeemed the Series G and H Cumulative Redeemable Preferred Stock (Series G and H Preferred Stock), completed a preferred stock offering of $192.5 million of 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock), and a common equity offering of 2,875,000 common shares (see "Results of Operations - Other Equity Transactions").

As information useful to understanding our results, we have described the reasons for our use of non-GAAP measures such as Beneficial Interest in EBITDA and Funds from Operations (FFO) under “Results of Operations – Use of Non-GAAP Measures.”

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2014, 2013, and 2012 under “Comparison of 2014 to 2013” and “Comparison of 2013 to 2012.” We then discuss our application of critical accounting policies and then provide reconciliations from net income and net income allocable to common shareowners to our non-GAAP measures.

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of our financial position as of December 31, 2014. We then discuss our capital activities and transactions that occurred in 2014. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

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

We have development projects including The Mall of San Juan, International Market Place, CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square, all of which are expected to open over the next few years. We also provide information on our capital spending in 2014 and 2013, as well as planned capital spending for 2015 and spending scheduled for all new center projects through their anticipated opening dates (see "Liquidity and Capital Resources - Capital Spending").

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under “Liquidity and Capital Resources – Dividends.” As a result of the sale of centers to Starwood, we paid a special dividend of $4.75 per share in 2014 (see "Liquidity and Capital Resources - Dividends").

Mall Tenant Sales and Center Revenues

Our mall tenants reported a 0.7% increase in sales per square foot in the fourth quarter of 2014 compared to the corresponding period in the prior year. For all of 2014, our tenant sales decreased 1.2% over 2013 to $809 per square foot.

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

Tenant sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in tenant sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. Over the last five years, percentage rent as a share of total rent has ranged from 4% to 7%.

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

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2014 (1) (2)	2013 (1)	2012 (1)
Mall tenant sales - all centers (in thousands)	$4,969,462	$6,180,095	$6,008,265
Mall tenant sales - comparable (in thousands)	4,871,423	4,991,010
Sales per square foot	809	819	708

Consolidated Businesses: (3)
Minimum rents	8.8%	8.3%	8.1%
Percentage rents	0.6	0.6	0.6
Expense recoveries	4.4	4.3	4.1
Mall tenant occupancy costs as a percentage of mall tenant sales	13.8%	13.2%	12.8%
Unconsolidated Joint Ventures: (3)
Minimum rents	8.6%	8.1%	7.7%
Percentage rents	0.5	0.5	0.5
Expense recoveries	4.2	4.0	4.0
Mall tenant occupancy costs as a percentage of mall tenant sales	13.3%	12.6%	12.2%
Combined: (3)
Minimum rents	8.8%	8.2%	8.0%
Percentage rents	0.5	0.5	0.5
Expense recoveries	4.3	4.3	4.2
Mall tenant occupancy costs as a percentage of mall tenant sales	13.6%	13.0%	12.7%

(1)	Based on reports of sales furnished by mall tenants.

(2)	Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio is not included in 2014 mall tenant sales or analyses of occupancy costs as a percentage of sales.

(3)	Occupancy costs as a percentage of sales statistics are based on mall tenant sales of all centers reported during that period.

Rental Rates and Occupancy

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. Average rent per square foot statistics reflect the contractual rental terms of the lease currently in effect and include the impact of rental concessions. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Average rent per square foot in 2015 is expected to be up about 3.5%. Rent per square foot information for centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2014 (1) (2)	2013 (1) (2)	2012 (1) (2)
Average rent per square foot:
Consolidated Businesses	$61.96	$59.88	$46.86
Unconsolidated Joint Ventures	58.65	52.68	45.44
Combined	60.58	57.33	46.42
Opening base rent per square foot:
Consolidated Businesses	$74.15	$62.41	$55.78
Unconsolidated Joint Ventures	63.19	62.07	54.95
Combined	69.47	62.27	55.59
Square feet of GLA opened:
Consolidated Businesses	420,326	489,165	932,775
Unconsolidated Joint Ventures	313,575	346,134	278,651
Combined	733,901	835,299	1,211,426
Closing base rent per square foot:
Consolidated Businesses	$57.19	$55.11	$45.94
Unconsolidated Joint Ventures	46.84	48.98	50.50
Combined	52.57	52.67	47.07
Square feet of GLA closed:
Consolidated Businesses	459,689	497,011	916,345
Unconsolidated Joint Ventures	371,391	327,608	301,724
Combined	831,080	824,619	1,218,069
Releasing spread per square foot:
Consolidated Businesses	$16.96	$7.30	$9.84
Unconsolidated Joint Ventures	16.35	13.09	4.45
Combined	16.90	9.60	8.52
Releasing spread per square foot growth:
Consolidated Businesses	29.7%	13.2%	21.4%
Unconsolidated Joint Ventures	34.9%	26.7%	8.8%
Combined	32.1%	18.2%	18.1%

(1) Statistics exclude non-comparable centers. Comparable center statistics for 2014 and 2013 exclude Arizona Mills, Taubman Prestige Outlets Chesterfield, The Mall at University Town Center, and the Sale Centers. Comparable center statistics for 2012 exclude City Creek Center.
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

Mall tenant ending occupancy and leased space rates including TILS are as follows:

	2014 (1)	2013 (1)	2012 (1)
Ending occupancy - all centers	94.1%	95.8%	96.6%
Ending occupancy - comparable centers	95.4	96.3%
Leased space - all centers	96.0	96.7	97.5
Leased space - comparable centers	96.7	97.5

(1) Beginning December 31, 2014, all occupancy and leased space statistics for all periods presented include TILs. Occupancy statistics also include anchor spaces at value and outlet centers (Arizona Mills, Dolphin Mall, Great Lakes Crossing Outlets, and Chesterfield). Arizona Mills is included in "all centers" prior to March 31, 2014 and Chesterfield is included in "all centers" for periods ending on or after September 30, 2013. "All centers" statistics as of December 31, 2013 and prior include the Sale Centers.

We expect 2015 year-end comparable center occupancy will be about 96%, including Chesterfield. Tenant bankruptcy filings as a percentage of the total number of tenant leases were 1.6% in 2014, compared to 0.3% in 2013, and 0.7% in 2012.

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

	2014
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales (1)
Comparable (2)	$4,871,423	$1,527,103	$1,111,848	$1,120,819	$1,111,653
All Centers (3)	4,969,462	1,601,162	1,121,619	1,129,184	1,117,497
Revenues and nonoperating income (expense):
Consolidated Businesses	636,322	118,842	176,935	164,664	175,881
Unconsolidated Joint Ventures	337,995	99,830	80,649	80,289	77,227
Ending occupancy (4):
Comparable	95.4%	95.4%	94.1%	93.8%	93.9%
All Centers	94.1	94.1	93.0	92.6	93.0
Leased Space (2):
Comparable	96.7%	96.7%	96.5%	96.4%	96.6%
All centers	96.0	96.0	95.3	95.3	95.5

(1)	Based on reports of sales furnished by mall tenants.

(2)	Statistics for all periods exclude the Sale Centers, Taubman Prestige Outlets Chesterfield, University Town Center, and Arizona Mills.

(3)	Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio was excluded for all periods presented.

(4)	Occupancy and leased space statistics include TILs. Prior period occupancy and leased space statistics have been restated to include TILs.

Because the seasonality of sales contrasts with the generally fixed nature of minimum rents and recoveries, mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales are considerably higher in the first three quarters than they are in the fourth quarter.

	2014 (1)
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
Consolidated Businesses:
Minimum rents	8.8%	6.8%	9.6%	9.5%	9.7%
Percentage rents	0.6	1.0	0.5	0.1	0.5
Expense recoveries	4.4	3.5	4.8	4.6	4.7
Mall tenant occupancy costs	13.8%	11.4%	15.0%	14.3%	15.0%
Unconsolidated Joint Ventures:
Minimum rents	8.6%	7.5%	9.6%	9.6%	9.0%
Percentage rents	0.5	0.8	0.4	0.2	0.4
Expense recoveries	4.2	4.0	4.5	4.4	4.2
Mall tenant occupancy costs	13.3%	12.3%	14.5%	14.2%	13.6%
Combined:
Minimum rents	8.8%	7.1%	9.6%	9.6%	9.4%
Percentage rents	0.5	0.9	0.5	0.2	0.5
Expense recoveries	4.3	3.8	4.7	4.5	4.5
Mall tenant occupancy costs	13.6%	11.7%	14.8%	14.2%	14.5%

(1)
Based on reports of sales furnished by mall tenants of all centers reported during that period. Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio was excluded from all periods presented.

(2)	Amounts in this table may not add due to rounding.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in 2014, 2013, and 2012, or are expected to affect operations in the future.

Dispositions

Sale of Centers to Starwood

In October 2014, we completed the disposition of a portfolio of seven centers (Sale Centers) to Starwood for consideration of $1.4 billion. A gain of $630 million ($606 million at our beneficial share) was recognized as a result of the transaction, which represented the excess of the sales price over our book value basis in the centers sold. As part of the sale, we defeased or prepaid loans including accrued interest, totaling $623 million secured by Northlake Mall, The Mall at Wellington Green, MacArthur Center, and The Mall at Partridge Creek. See "Note 2 - Dispositions, Acquisitions, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information on the sale.

During 2014, in connection with the sale, we recognized debt extinguishment costs of $36.4 million ($36.0 million at our beneficial share), and incurred $7.8 million of expenses ($7.4 million at our beneficial share) related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable. We also incurred disposition costs of $3.3 million related to the sale. These costs were classified as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. In addition, we incurred a restructuring charge of $3.7 million related to a reduction in our workforce as a result of the sale, separately classified as a Restructuring Charge on the Consolidated Statement of Operations and Comprehensive income. As a result of the sale, we paid a special dividend of $4.75 per share on December 31, 2014 (See "Liquidity and Capital Resources - Dividends").

In 2014, we early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The operations of the centers sold to Starwood and the gain on disposition are included in continuing operations pursuant to the application of ASU Update 2014-08.

International Plaza

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. A gain of $368 million (net of tax of $9.7 million) was recognized on the transaction, which represented the excess of the sales price over our book basis in the interests sold. Our book basis in the interests was not impacted by the December 2012 acquisition of an additional interest in the center, which was accounted for as an equity transaction (see Note 2 - "Dispositions, Acquisitions, and Developments" to our consolidated financial statements). The disposition decreased our ownership in the center to a noncontrolling 50.1% interest. We now account for our remaining interest in International Plaza under the equity method of accounting.

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

The gains on the dispositions described above are excluded from FFO. See "Use of Non-GAAP Measures" for the definition of FFO.

U.S. Development

In October 2014, The Mall at University Town Center opened in Sarasota, Florida over 90% leased. We expect an 8% to 8.5% unlevered stabilized return on our share of the approximately $315 million total project cost.

In August 2013, a new outlet center, Taubman Prestige Outlets Chesterfield, opened in the western St. Louis suburb of Chesterfield, Missouri. In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business, increasing our ownership to 100%. Also, City Creek Center, a mixed-use project in Salt Lake City, Utah, opened in March 2012.

Our United States development currently includes two projects that are under construction: The Mall of San Juan, which is scheduled to open in March 2015, and International Market Place. In addition, we are progressing on our project in Miami, Florida. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

In 2015, we are expecting approximately $0.08 per share of FFO contribution from The Mall at University Town Center. This return is expected to be offset by approximately $0.07 of negative FFO from The Mall of San Juan. After considering the impact of depreciation, these centers will impact net income attributable to common shareholders (EPS) by approximately $(0.23). At The Mall of San Juan, we expect to be 80% leased at opening, with occupancy building over the months following opening, and we believe we will have no net operating income from this center in 2015.

U.S. Acquisitions

In December 2012, we acquired an additional 49.9% interest in International Plaza, located in Tampa, Florida, bringing our ownership in the shopping center to 100%. The $437 million purchase price for the outside partner's interest in the consolidated joint venture that owns the center consisted of $275 million of cash and approximately $162 million of beneficial interest in debt. The excess of the purchase price over the net book value of the interest acquired was accounted for as a reduction of additional paid-in-capital and equity of the noncontrolling partners in TRG. Subsequently, in January 2014, we sold 49.9% of our interests in the entity that owns the center (See "Results of Operations - Dispositions - International Plaza").

Also in December 2012, we acquired an additional 25% interest in Waterside Shops, which brought our ownership interest in the center to 50%. The $155 million purchase price for 50% of the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. Our share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. Our share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was $52.7 million, which was allocated to land, buildings, improvements, and equipment. Beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction of interest expense over the remaining term of the debt and had a $1.8 million balance at December 31, 2014.

Taubman Asia

We currently have two joint ventures with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The first joint venture will own a 60% controlling interest in and manage CityOn.Xi'an, an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. We will beneficially own a 30% interest in CityOn.Xi'an, which is scheduled to open in late 2015. The second joint venture with Wangfujing owns a majority interest in and will manage a 65% majority interest in CityOn.Zhengzhou, a shopping center in Zhengzhou, China. We beneficially own a 32% interest in the 1.0 million square foot shopping center, which is scheduled to open in spring 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Also, we have invested in a shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have formed a joint venture with Shinsegae Group (Shinsegae), South Korea's largest retailer. In August 2014, Taubman Asia partnered with a major institution in Asia to acquire an additional interest in the project, bringing our effective ownership to 34.3% (See "Liquidity and Capital Resources - Capital Spending - New Developments").

In August 2012, IFC Mall opened in Yeouido, South Korea. We provide management and leasing services for the 0.4 million square foot mall. We recognized the first installment of the leasing success fee in 2011, the second installment in 2012, and the final installment in September 2013.

We are providing management, leasing, and development services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China. We have no ownership interest in the center.

In November 2012, we sold assets of Taubman TCBL, which eliminated our ownership of the third party business of this company. The assets were sold for $15.5 million, an amount approximately equal to our investment in Taubman TCBL. The purchase price was adjusted for certain working capital and other costs. In connection with the sale, we incurred People's Republic of China (PRC) taxes of $3.2 million.

Center Operations

For the year ended December 31, 2014, NOI excluding lease cancellation income was up 2.7% from 2013. We estimate that NOI of our comparable centers, excluding lease cancellation income, will be up about 3% in 2015. We expect that this growth will be driven primarily by increases in minimum rents. See “Results of Operations – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

Management, Leasing and Development Services

Net management, leasing, and development income was approximately $6 million in 2014, a decrease from about $11 million in 2013, largely due to the final leasing fee for IFC Mall recognized in 2013. We expect such income to be about $7 million to $7.5 million in 2015. See "Taubman Asia" above regarding the IFC Mall service fees, service fees for Studio City and the disposition of Taubman TCBL's third party business. Our management and leasing services to Woodfield Mall in Schaumburg, Illinois were terminated in November 2012.
Other Income
We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center related revenues include parking, sponsorship, and other income. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly. In 2014, our share of lease cancellation income was $10.9 million, an increase of $5.8 million from 2013. Our share of lease cancellation income over the last five years ranged from 2011's $2.6 million to 2010’s $21.6 million. In 2015, we are currently estimating our share of lease cancellation income to be $3 million to $4 million.

Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with potential purchasers of land, as well as the economy and the timing of the transactions. In February 2013, we closed on a peripheral land sale with a $0.9 million gain. There were no sales of peripheral land in 2014. We are not expecting peripheral land sale gains, if any, in 2015 to be significant.

	2014		2013		2012
	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures	Consolidated Businesses	Unconsolidated Joint Ventures
	(Operating Partnership’s share in millions)
Other income:
Shopping center related revenues	$22.3	$3.9	$26.6	$3.5	$25.7	$3.1
Lease cancellation revenue	8.6	2.3	4.2	0.8	3.3	0.8
	$30.8	$6.3	$30.8	$4.3	$29.1	$3.8

Nonoperating income (expense):
Early extinguishment of debt charge (2)	$(36.0)
Discontinuation of hedge accounting - MacArthur (2)	(7.4)
Disposition costs related to the Starwood sale (2)	(3.3)
Dividend income	2.4
Gain on sale of marketable securities			$1.3
Gains on sales of peripheral land			0.9
Interest income	1.4		0.2		$0.3
Other nonoperating income (expense)	0.8		(1.0)
	$(42.1)		$1.3		$0.3

(1)	Amounts in this table may not add due to rounding.

(2)	Refer to "Dispositions - Sale of Centers to Starwood" for further details.

Other Expenses

During 2014, we incurred $48.3 million of general and administrative expenses. Our 2015 quarterly general and administrative expense run rate is expected to average between $12 million and $13 million, including both U.S. and Asia costs.

We expense all costs relating to a potential development, including payroll, until it is considered probable the development of the project will go forward. In 2014, we incurred $4.2 million of pre-development costs. In 2015, we expect pre-development expense, including that for both the U.S. and Asia, to be in the range of $5 million to $6 million.

In 2013, we began classifying certain Asia expenses in general and administrative expense, as opposed to pre-development expense. We moved from mainly a pursuit and third party business to one that is primarily executing investments in new projects. This is consistent with the presentation of our U.S. business.

Debt Transactions

A series of debt financings were completed in the three-year period ended December 31, 2014 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date(1)
		(in millions)
International Plaza	December 2014	$175	LIBOR + 1.75% (2)	December 2021
TRG primary revolving credit facility (3)	November 2014	1,100	LIBOR + 1.15% (3)	February 2019
The Mall of San Juan	April 2014	320 (4)	LIBOR + 2.00% (4)	April 2017
TRG secondary revolving credit facility	March 2014	65	LIBOR + 1.40%	April 2016
TRG term loan (5)	November 2013	475	LIBOR + 1.35% (5)	February 2019
The Mall at Green Hills	November 2013	150	LIBOR + 1.60%	December 2018
The Mall at University Town Center	October 2013	225	LIBOR + 1.70% (6)	October 2016
City Creek Center	July 2013	85	4.37%	August 2023
TRG primary revolving credit facility	February 2013	1,100	LIBOR + 1.45%	March 2017
Great Lakes Crossing Outlets	January 2013	225	3.60%	January 2023
Taubman Land Associates	November 2012	24	3.84%	November 2022
The Mall at Millenia (7)	October 2012	350	4.00%	October 2024
Sunvalley	August 2012	190	4.44%	September 2022
Westfarms	June 2012	320	4.50%	July 2022
TRG secondary revolving credit facility	April 2012	65	LIBOR + 1.40%	April 2014

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).

(2)	The loan has been swapped to an effective rate of 3.58% through maturity.

(3)
The loan includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion, if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2014, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.15% to LIBOR plus 1.70% based on our total leverage ratio.

(4)	The interest rate may decrease to LIBOR plus 1.75% upon achieving certain performance measures.

(5)
The $475 million unsecured term loan includes an accordion feature that would increase the borrowing capacity up to $600 million, if fully exercised. subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2014, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on our total leverage ratio. The LIBOR interest rate is swapped to 1.65% until maturity.

(6)	The interest rate decreases to LIBOR + 1.60% upon the achievement of certain performance measures.

(7)	Since the refinancing of this loan was earlier than allowed under the agreement, the joint venture incurred a $3.2 million defeasance charge, of which $1.6 million was our share.

In October 2014, as part of the sale of centers to Starwood, we prepaid or defeased our then outstanding loans on Northlake Mall, The Mall at Wellington Green, MacArthur, and The Mall at Partridge Creek. See "Note 2 - Dispositions, Acquisitions, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further details.

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

In November 2013, we used proceeds from the unsecured term loan to pay off the $305 million mortgage payable on Beverly Center.

In December 2012, our beneficial interest in debt of International Plaza increased by $162 million upon the acquisition of a 49.9% additional interest in this center, but decreased in January 2014 by this same amount upon the disposition of a total of 49.9% of our interests. As of December 31, 2013, International Plaza was consolidated in our financial statements; therefore, the center's $325 million mortgage debt was presented at 100% in our consolidated balance sheet as of these dates.

Also in December 2012, we assumed $41.3 million of additional beneficial interest in debt as part of our purchase of an additional 25% interest in the Unconsolidated Joint Venture Waterside Shops (see "Results of Operations - U.S. Acquisitions").

Our beneficial share of consolidated and unconsolidated interest expense for 2015 is expected to be between $100 million to $105 million, which includes the interest expense impacts from the openings of University Town Center and The Mall of San Juan.

Other Equity Transactions

In September 2013, we began repurchasing common shares under a $200 million share repurchase program. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit. As of December 31, 2014, we repurchased 787,071 shares of our common stock at an average price of $66.45 per share, for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, an equal number of our Operating Partnership units were redeemed. As of December 31, 2014, $147.7 million remained of the August 2013 authorization.

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

We sold 2,875,000 of our common shares in August 2012. The proceeds from the offering were used to acquire an equal number of Operating Partnership units and the Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds of $208.9 million to reduce outstanding borrowings under our revolving lines of credit.

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

We may also present adjusted versions of NOI, Beneficial Interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2014, FFO was adjusted for expenses related to the sale of seven centers to Starwood completed in October 2014. Specifically, these measures were adjusted for the loss on early extinguishment of debt at certain centers sold to Starwood; charges related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable; and a restructuring charge and disposition costs incurred related to the sale. In 2012, FFO was adjusted for the charge upon redemption of our Series G and H Preferred Stock, the PRC tax on sale of assets of Taubman TCBL, and the loss on extinguishment of debt related to the refinancing of The Mall at Millenia. FFO was not adjusted in 2013.

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

Comparison of 2014 to 2013

The following table sets forth operating results for 2014 and 2013, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2014		2013
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$371.5	$198.0	$417.7	$172.3
Percentage rents	22.9	11.0	28.5	10.3
Expense recoveries	239.8	118.1	272.5	104.2
Management, leasing, and development services	12.3		16.1
Other	32.6	11.0	32.3	8.0
Total revenues	$679.1	$338.0	$767.2	$294.7

EXPENSES:
Maintenance, taxes, utilities, and promotion	$190.1	$84.0	$215.8	$75.0
Other operating	65.1	19.1	71.2	15.4
Management, leasing, and development services	6.2		5.3
General and administrative	48.3		50.0
Restructuring charge	3.7
Interest expense	90.8	73.7	130.0	67.9
Depreciation and amortization (2)	120.2	49.9	155.8	39.3
Total expenses	$524.5	$226.7	$628.2	$197.7
Nonoperating income (expense) (3)	(42.8)	—	1.3	—
		$111.3		$97.0
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$111.8		$140.3
Income tax expense	(2.3)		(3.4)
Equity in income of Unconsolidated Joint Ventures (3)	62.0		52.5
	171.6		189.4
Gain on dispositions, net of tax (4)	1,106.6
Net income	$1,278.1		$189.4
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(34.2)		(10.3)
Noncontrolling share of income of TRG	(350.9)		(46.4)
Distributions to participating securities of TRG (5)	(6.0)		(1.7)
Preferred stock dividends	(23.1)		(20.9)
Net income attributable to Taubman Centers, Inc. common shareowners	$863.9		$109.9
SUPPLEMENTAL INFORMATION (6):
EBITDA - 100% (7)	$1,439.1	$234.9	$426.1	$204.3
EBITDA - outside partners' share	(46.8)	(102.2)	(24.1)	(89.4)
Beneficial interest in EBITDA (7)	$1,392.4	$132.7	$402.0	$114.9
Beneficial share of the gain on dispositions	(1,092.9)
Beneficial interest expense	(82.7)	(40.4)	(121.4)	(37.6)
Beneficial income tax expense - TRG and TCO	(2.3)		(3.4)
Beneficial income tax expense - TCO	0.4		0.2
Non-real estate depreciation	(3.5)		(3.0)
Preferred dividends and distributions	(23.1)		(20.9)
Funds from Operations contribution	$188.3	$92.2	$253.5	$77.4

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. International Plaza's operations were consolidated through the disposition date. Subsequent to the disposition, our remaining 50.1% interest is accounted for under the equity method of accounting within Unconsolidated Joint Ventures. In addition, Arizona Mills' operations were accounted for under equity method accounting through the disposition in January 2014.

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $4.7 million in 2014 and $4.9 million in 2013. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.9 million in both 2014 and 2013.

(3)
Nonoperating income (expense) for the year ended December 31, 2014 includes $36.4 million for the loss on the early extinguishment of debt, $7.8 million in connection with the discontinuation of hedge accounting related to the MacArthur interest rate swap, and $3.3 million of disposition costs related to the sale of seven centers to Starwood.

(4)
Amount represents the gain on dispositions of interests in International Plaza, Arizona Mills, land in Syosset, New York related to the former Oyster Bay project, and the sale of centers to Starwood. The gain reported is net of income tax expense of $9.7 million.

(5)	During the year ended December 31, 2014, the distributions to participating securities of TRG include the special dividend of $4.75 per deferred unit.

(6)	See “Results of Operations– Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(7)
For the year ended December 31, 2014, EBITDA includes our $486.6 million (before tax) gain from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project and $629.7 million, $606.2 million at our beneficial share, related to the gain from the sale of centers to Starwood.

(8)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the year ended December 31, 2014 were $679.1 million, a $88.1 million or 11.5% decrease from 2013. Minimum rents decreased due to the reclassification of International Plaza into Unconsolidated Joint Ventures, the Starwood sale, and a decrease in occupancy, partially offset by an increase in average rent per square foot, and the full year's operations of Chesterfield. Percentage rents decreased due to the reclassification of International Plaza and decreases in tenant sales at various centers, as well as the Starwood sale. Expense recoveries decreased due to the reclassification of International Plaza, as well as the Starwood sale, partially offset by Chesterfield and an increase in recoveries for property taxes and other recoverable expenses. Management, leasing, and development income decreased primarily due to an incentive fee in 2013 for our leasing of IFC Mall in Seoul, South Korea, as well as decreases in reimbursable costs, partially offset by increases in fees for the Macau contract. Other income increased as a result of increased lease cancellation revenue, partially offset by the reclassification of International Plaza and the Starwood sale.

Total expenses were $524.5 million, a $103.7 million or 16.5% decrease from 2013. Maintenance, taxes, utilities, and promotion expense decreased primarily due to the reclassification of International Plaza and the Starwood sale, partially offset by Chesterfield and increased snow removal and other maintenance costs at certain centers in 2014. Other operating expense decreased due to a reduction in pre-development expenses, the reclassification of International Plaza, and the Starwood sale, partially offset by increased professional services fees, Chesterfield, and increased bad debt expense. General and administrative expense decreased due to reduced rental expense as a result of the acquisition of our U.S. headquarters building, as well as certain reductions of Asia administrative expenses. In 2014, we incurred a restructuring charge related to a reduction in our workforce as a result of the Starwood sale. Interest expense decreased primarily as a result of the reclassification of International Plaza, the Starwood sale, payoffs of our loans on Beverly Center and Stony Point with lower cost debt, interest capitalization on U.S. development projects, and the refinancing of the loan at The Mall at Green Hills. These decreases were partially offset by increased interest upon the opening of Chesterfield. Depreciation expense decreased primarily due to the Starwood sale, as well as the reclassification of International Plaza, partially offset by Chesterfield.

Net nonoperating income (expense) in 2014 included expenses related to the early extinguishment of debt related to the Starwood sale, discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, and disposition costs related to the Starwood sale (see "Dispositions - Sale of Centers to Starwood"), offset by distributions on the SPG partnership units received as a result of the Arizona Mills/Oyster Bay sale. In 2013, nonoperating income included a gain on sale of marketable securities and the gain on sale of peripheral land.

In 2014, we recognized a $629.7 million gain on the disposition of the sale of centers to Starwood. Also in 2014, we recognized a $476.9 million gain on the dispositions of a total of 49.9% of our interest in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land.

In 2014, consolidated non-comparable centers contributed total operating revenues of $136.8 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $70.4 million. In 2013, consolidated non-comparable centers contributed total operating revenues of $173.7 million, and incurred operating expenses, excluding interest expense and depreciation, of $82.2 million.

Unconsolidated Joint Ventures

Total revenues for the year ended December 31, 2014 were $338.0 million, a $43.3 million or 14.7% increase over 2013. Minimum rents increased primarily due to the reclassification of International Plaza into Unconsolidated Joint Ventures, an increase in average rent per square foot, and the opening of University Town Center, partially offset by the sale of Arizona Mills and a decrease in occupancy. Expense recoveries increased primarily due to the reclassification of International Plaza, University Town Center, and increases in recoverable expenses and property taxes at certain centers, partially offset by Arizona Mills. Other revenue increased due to the reclassification of International Plaza as well as increased lease cancellation revenue, partially offset by Arizona Mills.

Total expenses increased by $29.0 million or 14.7%, to $226.7 million for the year ended December 31, 2014. Maintenance, taxes, utilities, and promotion expense increased due to the reclassification of International Plaza, University Town Center, and increased snow removal, utilities, property taxes, and other maintenance costs at certain centers, partially offset by Arizona Mills. Other operating expense and interest expense both increased primarily due to the reclassification of International Plaza, as well as University Town Center, partially offset by Arizona Mills. Other operating expense also increased due to increased bad debt expense. Depreciation expense increased due to the reclassification of International Plaza, as well as University Town Center, partially offset by Arizona Mills and, in 2013, the depreciation of abandoned fixed assets at certain centers.

In 2014, unconsolidated non-comparable centers contributed total operating revenues of $9.9 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $3.6 million. In 2013, unconsolidated non-comparable centers contributed total operating revenues of $40.8 million, and incurred operating expenses, excluding interest expense and depreciation, of $13.1 million.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $14.3 million to $111.3 million. Our equity in income of the Unconsolidated Joint Ventures was $62.0 million, a $9.5 million increase from 2013.

Net Income

Net income increased by $1.1 billion for the year ended December 31, 2014. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to common shareowners for 2014 was $863.9 million compared to $109.9 million in 2013.

FFO and FFO per Share

Our FFO was $280.5 million for 2014 compared to $330.8 million for 2013. FFO per diluted share was $3.11 in 2014 compared to $3.65 in 2013. Adjusted FFO in 2014, which excludes the loss on early extinguishment of debt, charges related to the discontinuation of hedge accounting on the MacArthur interest rate swap, and a restructuring charge and disposition costs incurred as a result of the sale of centers, was $330.8 million. See “Results of Operations – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.”

Comparison of 2013 to 2012

The following table sets forth operating results for 2013 and 2012, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	2013		2012
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$417.7	$172.3	$398.3	$161.8
Percentage rents	28.5	10.3	28.0	10.7
Expense recoveries	272.5	104.2	258.3	102.5
Management, leasing, and development services	16.1		31.8
Other	32.3	8.0	31.6	7.1
Total revenues	$767.2	$294.7	$748.0	$282.1

EXPENSES:
Maintenance, taxes, utilities, and promotion	$215.8	$75.0	$201.6	$73.0
Other operating	71.2	15.4	73.2	14.9
Management, leasing, and development services	5.3		27.4
General and administrative	50.0		39.7
Interest expense (2)	130.0	67.9	142.6	68.8
Depreciation and amortization (3)	155.8	39.3	149.5	38.3
Total expenses	$628.2	$197.7	$634.0	$195.0
Nonoperating income (expense)	1.3	—	0.3	—
		$97.0		$87.2
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$140.3		$114.3
Income tax expense (4)	(3.4)		(5.0)
Equity in income of Unconsolidated Joint Ventures (3)	52.5		48.5
Net income	$189.4		$157.8
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(10.3)		(11.9)
Noncontrolling share of income of TRG	(46.4)		(39.7)
Distributions to participating securities of TRG	(1.7)		(1.6)
Preferred stock dividends (5)	(20.9)		(21.1)
Net income attributable to Taubman Centers, Inc. common shareowners	$109.9		$83.5
SUPPLEMENTAL INFORMATION (6):
EBITDA - 100%	$426.1	$204.3	$406.4	$194.3
EBITDA - outside partners' share	(24.1)	(89.4)	(38.3)	(87.2)
Beneficial interest in EBITDA	$402.0	$114.9	$368.2	$107.0
Beneficial interest expense (2)	(121.4)	(37.6)	(126.0)	(35.9)
Beneficial income tax expense - TRG and TCO	(3.4)		(4.9)
Beneficial income tax expense - TCO	0.2
Non-real estate depreciation	(3.0)		(2.7)
Preferred dividends and distributions (5)	(20.9)		(21.1)
Funds from Operations contribution	$253.5	$77.4	$213.5	$71.2

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

Consolidated Businesses

Total revenues for the year ended December 31, 2013 were $767.2 million, a $19.2 million or 2.6% increase over 2012. Minimum rents increased primarily due to increases in average rent per square foot and average occupancy, as well as City Creek and Chesterfield. Expense recoveries increased primarily due to an increase in recoverable property taxes, an increase in fixed CAM revenue, and City Creek and Chesterfield. Management, leasing, and development revenue decreased primarily due to the elimination of the third party business of Taubman TCBL, the loss of the Woodfield Mall contract, and a decrease in reimbursable costs, partially offset by our final leasing success fee for our leasing of IFC Mall in Seoul, South Korea and our services for Studio City in the Cotai region of Macau, China.

Total expenses were $628.2 million, a $5.8 million or 0.9% decrease from 2012. Maintenance, taxes, utilities, and promotion expense increased due to increased property taxes and maintenance costs at certain centers, as well as City Creek and Chesterfield. Other operating expense decreased due to the reclassification of certain Asia costs to general and administrative expense (see "Results of Options - Taubman Asia"), partially offset by an increase in pre-development expense and City Creek and Chesterfield. Management, leasing and development expenses decreased primarily due to the elimination of the third party business of Taubman TCBL, the loss of the Woodfield Mall contract, and a decrease in reimbursable costs. General and administrative expense increased due to the reclassification of certain Asia costs to general and administrative expense. Interest expense decreased due to the 2012 and the 2013 equity offerings, capitalization of U.S. and Asia development projects, the payoff of the Beverly Center loan, and the refinancing of our loan on The Mall at Green Hills. These decreases in interest expense were partially offset by interest on borrowings for our acquisitions, the financing of City Creek Center, and the write-off of original deferred financing costs upon the refinancing of our primary revolving line of credit. Depreciation expense increased primarily due to write-offs of fixed assets at certain centers and changes in depreciable lives of tenant allowances in connection with early terminations.

In 2013, City Creek and Chesterfield contributed total operating revenues of $28.7 million, and incurred operating expenses, excluding interest, depreciation, and amortization, of $18.4 million. In 2012, City Creek and Chesterfield contributed total operating revenues of $19.7 million, and incurred operating expenses of $11.4 million.

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

No impairment charges were recognized in 2014, 2013 or 2012. As of December 31, 2014, the consolidated net book value of our properties was $2.3 billion, representing approximately 71% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $1.0 billion. These amounts include certain development costs that are described in the policy that follows.

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

As of December 31, 2014, our beneficial interest in construction work in process was $746.5 million, primarily representing our share of capitalized project costs for our current U.S. and Asia development projects and ongoing redevelopments at certain operating centers (See "Liquidity and Capital Resources - Capital Spending").

Pre-development charges in 2014, 2013, and 2012 were $4.2 million, $10.6 million, and $18.4 million, respectively. Of these amounts, $0.7 million, $1.0 million, and $0.2 million related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $14.0 million in connection with construction and development projects in 2014, $13.8 million in 2013, and $5.9 million in 2012.

New Accounting Pronouncement

Refer to "Note 21 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of the recently issued Accounting Standards Update addressing revenue recognition, to be adopted in 2017.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2014			2013			2012
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - Basic	$863.9	63,267,800	$13.65	$109.9	63,591,523	$1.73	$83.5	59,884,455	$1.39
Distributions to participating securities	6.0	871,262
Add impact of share-based compensation	4.9	782,002		0.5	983,889		0.7	1,491,989
Net income attributable to TCO common shareowners - Diluted	$874.8	64,921,064	$13.47	$110.4	64,575,412	$1.71	$84.2	61,376,444	$1.37
Add depreciation of TCO’s additional basis	6.7		0.10	6.9		0.11	6.9		0.11
Add TCO's additional basis in assets disposed	11.9		0.18
Add TCO's additional income tax expense	0.4		0.01	0.2		—
Net income attributable to TCO common shareowners, excluding TCO additional basis items and additional income tax expense	$893.7	64,921,064	$13.77	$117.5	64,575,412	$1.82	$91.1	61,376,444	$1.48
Add:
Noncontrolling share of income of TRG	350.9	25,141,042		46.4	25,231,483		39.7	26,421,801
Distributions to participating securities of TRG				1.7	871,262		1.6	871,262
Net income attributable to partnership unitholders and participating securities	$1,244.6	90,062,106	$13.82	$165.6	90,678,157	$1.83	$132.4	88,669,507	$1.49
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	120.2		1.33	155.8		1.72	149.5		1.69
Depreciation of TCO’s additional basis	(6.7)		(0.07)	(6.9)		(0.08)	(6.9)		(0.08)
Noncontrolling partners in consolidated joint ventures	(4.4)		(0.05)	(5.1)		(0.06)	(9.7)		(0.11)
Share of Unconsolidated Joint Ventures	30.2		0.34	24.9		0.27	22.7		0.26
Non-real estate depreciation	(3.5)		(0.04)	(3.0)		(0.03)	(2.7)		(0.03)
Less TCO's additional basis in assets disposed	(11.9)		(0.13)
Less beneficial share of gain on dispositions	(1,083.1)		(12.03)
Less impact of share-based compensation	(4.9)		(0.05)	(0.5)		(0.01)	(0.7)		(0.01)
Funds from Operations	$280.5	90,062,106	$3.11	$330.8	90,678,157	$3.65	$284.7	88,669,507	$3.21
TCO's average ownership percentage of TRG	71.6%			71.6%			69.4%
Funds from Operations attributable to TCO, excluding additional income tax expense	$200.7		$3.11	$236.8		$3.65	$197.7
Less TCO's additional income tax expense	(0.4)		—	(0.2)		—
Funds from Operations attributable to TCO	$200.4		$3.11	$236.7		$3.65	$197.7		$3.21

Funds from Operations	$280.5	90,062,106	$3.11	$330.8	90,678,157	$3.65	$284.7	88,669,507	$3.21
Beneficial share of early extinguishment of debt charge (2)	36.0		0.40				1.6		0.02
Beneficial share of disposition costs related to the Starwood sale	3.3		0.04
Beneficial share of discontinuation of hedge accounting - MacArthur	7.4		0.08
Restructuring charge	3.7		0.04
Series G and H Preferred Stock redemption charges							6.4		0.07
PRC taxes on sale of Taubman TCBL assets							3.2		0.04
Adjusted Funds from Operations	$330.8	90,062,106	$3.67	$330.8	90,678,157	$3.65	$295.8	88,669,507	$3.34
TCO's average ownership percentage of TRG	71.6%			71.6%			69.4%
Adjusted Funds from Operations attributable to TCO, excluding additional income tax expense	$236.8		$3.67	$236.8		$3.65	$205.4
Less TCO's additional income tax expense	(0.4)		—	(0.2)		—
Adjusted Funds from Operations attributable to TCO	$236.4		$3.67	$236.7		$3.65	$205.4		$3.34

(1)	Depreciation includes $19.4 million, $23.4 million, and $23.7 million of mall tenant allowance amortization for the 2014, 2013, and 2012, respectively.

(2)
2014 amount includes charges related to the loss on early extinguishment of debt related to loans on Northlake Mall, The Mall at Wellington Green, MacArthur, and the Mall at Partridge Creek as a result of the sale of centers to Starwood. 2012 amount includes charges related to the early extinguishment of debt on The Mall at Millenia.

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Beneficial Interest in EBITDA

	2014	2013	2012
	(in millions, except as indicated)
Net income	$1,278.1	$189.4	$157.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	120.2	155.8	149.5
Noncontrolling partners in consolidated joint ventures	(4.4)	(5.1)	(9.7)
Share of Unconsolidated Joint Ventures	30.2	24.9	22.7

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	90.8	130.0	142.6
Noncontrolling partners in consolidated joint ventures	(8.1)	(8.7)	(16.6)
Share of unconsolidated joint ventures	40.4	37.6	35.9
Share of income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay	9.7
Other income tax expense (1)	2.3	3.4	4.9
Less noncontrolling share of income of consolidated joint ventures	(34.2)	(10.3)	(11.9)

Beneficial interest in EBITDA	$1,525.0	$516.9	$475.2

Add TCO's additional basis in assets disposed	11.9

Beneficial interest in EBITDA, before additional basis in assets disposed	$1,536.9	$516.9	$475.2

TCO’s average ownership percentage of TRG	71.6%	71.6%	69.4%

Beneficial interest in EBITDA attributable to TCO, before additional basis in assets disposed	$1,099.8	$370.1	$329.9

Less TCO's additional basis in assets disposed	(11.9)

Beneficial interest in EBITDA attributable to TCO	$1,087.9	$370.1	$329.9

(1)	Income tax expense for 2012 includes $3.2 million of PRC taxes in connection with the sale of assets of the Taubman TCBL business.

(2)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	2014	2013	2012
	(in millions)
Net income	$1,278.1	$189.4	$157.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	120.2	155.8	149.5
Noncontrolling partners in consolidated joint ventures	(4.4)	(5.1)	(9.7)
Share of Unconsolidated Joint Ventures	30.2	24.9	22.7

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	90.8	130.0	142.6
Noncontrolling partners in consolidated joint ventures	(8.1)	(8.7)	(16.6)
Share of Unconsolidated Joint Ventures	40.4	37.6	35.9
Share of income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay	9.7
Other income tax expense (1)	2.3	3.4	4.9

Less noncontrolling share of income of consolidated joint ventures	(34.2)	(10.3)	(11.9)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	46.8	24.1	38.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	102.2	89.4	87.2

EBITDA at 100%	$1,674.0	$630.4	$600.7

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	48.3	50.0	39.7
Management, leasing, and development services, net	(6.1)	(10.8)	(4.4)
Straight-line of rents	(5.4)	(7.3)	(6.5)
Gain on dispositions	(1,116.3)
Early extinguishment of debt charge	36.4
Discontinuation of hedge accounting - MacArthur	7.8
Restructuring charge	3.7
Disposition costs related to the Starwood sale	3.3
Gain on sale of peripheral land		(0.9)
Gain on sale of marketable securities		(1.3)
Dividend income	(2.4)
Interest income	(1.4)	(0.2)	(0.3)
Other nonoperating expense (income)	(0.8)	1.0
Non-center specific operating expenses and other	19.9	24.4	31.4
Net Operating Income at 100% - all centers	$660.9	$685.3	$660.5
Less - Net Operating Income of non-comparable centers (2)	(72.3)	(119.3)	(8.0)
Net Operating Income at 100% - comparable centers	$588.6	$566.0	$652.5
Lease cancellation income	(12.6)	(5.3)	(4.9)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (3)	$576.1	$560.7	$647.6

(1)	Income tax expense for 2012 includes $3.2 million of PRC taxes in connection with the sale of assets of the Taubman TCBL business.

(2)
Includes The Mall at University Town Center, Taubman Prestige Outlets Chesterfield, Arizona Mills, and the Sale Centers in 2014. Includes City Creek Center and Taubman Prestige Outlets Chesterfield for 2013. Includes City Creek Center for 2012.

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

Cash and Revolving Lines of Credit

As of December 31, 2014, we had a consolidated cash balance of $276.4 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of December 31, 2014, after considering then outstanding loan balances and outstanding letters of credit, was $1.161 billion. Seventeen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2014, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. In November 2014, we amended our primary revolving line of credit. The line now matures in February 2019, with a one-year extension option. The amended agreement provides for a lower credit spread and facility fees that will vary based on our total leverage ratio. As of December 31, 2014, the leverage ratio resulted in a rate of LIBOR plus 1.15%.

During the second half of 2015, we expect to complete a refinancing of the loan on The Mall at Short Hills. The existing $540.0 million, 5.47% fixed rate loan is scheduled to mature in December 2015 and is prepayable without penalty in September 2015. Also in 2015, we expect to complete a refinancing of the U.S headquarters building loan. The existing $17.3 million, 5.9% fixed rate loan is scheduled to mature in April 2015.

The $15.9 million, 4.42% fixed rate loan on El Paseo Village matures in December 2015. We expect to pay off the loan in October 2015, the earliest prepayment date without penalty.

Construction Financings

In addition to the lines of credit described above, we have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of December 31, 2014, $37.2 million was available under the construction facility. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The facility has four, one-year extension options.

We also have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of December 31, 2014, $156.2 million was available under the construction facility. The facility, which matures in April 2017 and has two one-year extension options, is interest only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures.

Refer to "Note 8 - Notes Payable" to our consolidated financial statements for further details of our construction financings and related guarantees.

Term Loan

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2014, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. As of December 31, 2014, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%.

Dispositions

In October 2014, we disposed of a portfolio of seven centers to Starwood (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). As a result of the Starwood sale, we used the excess proceeds from the sale to pay down borrowings on our primary revolving line of credit and pay a special dividend of $4.75 per common share (see "Dividends"). The remaining net proceeds are included in Cash and Cash Equivalents on our Consolidated Balance Sheet.

In early 2014, we completed two dispositions that served as sources of additional capital. In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza (see "Results of Operations - Dispositions - International Plaza"). A portion of the proceeds were used to pay off the $99.5 million loan on Stony Point, which was scheduled to mature in June 2014. Also in January 2014, we sold our 50% interest in an entity that owns Arizona Mills as well as land in Syosset, New York related to the former Oyster Bay project (see "Results of Operations - Dispositions - Arizona Mills/Oyster Bay").

Summaries of 2014 Capital, Debt, and Equity Activities and Transactions

See "Results of Operations - Dispositions - Sale of Centers to Starwood" for information regarding our prepayment or defeasance of the then-outstanding loans on Northlake Mall, The Mall at Wellington Green, MacArthur, and The Mall at Partridge Creek. Also, see "Results of Operations - Debt Transactions" for a summary of debt financings in 2014.

Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $363.7 million in 2014, compared to $371.4 million in 2013 and $324.3 million in 2012. See “Results of Operations” for descriptions of 2014, 2013, and 2012 transactions affecting operating cash flow.

Investing Activities

Net cash provided by investing activities was $1.3 billion in 2014, compared to $371.4 million used in 2013 and $126.3 million provided in 2012. Additions to properties in 2014 and 2013 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. In 2014, additions also include the acquisition of our headquarters building. Additions to properties in 2012 related primarily to the costs of the new centers under development, $75 million paid upon the opening of City Creek Center, tenant improvements at existing centers, and other capital items. A tabular presentation of 2014 and 2013 capital spending is shown in “Capital Spending.” Cash escrowed or deposited in connection with certain construction projects was $70.6 million in 2014. Proceeds from the Starwood and January 2014 dispositions, net of transaction costs, were $1.8 billion in 2014.

Restricted cash in 2012 was used to repay the $281.5 million of installment notes that were issued as part of the consideration for the acquisition of The Mall at Green Hills, The Gardens on El Paseo, and El Paseo Village in 2011. Collection of the remaining consideration from the sale of assets of the Taubman TCBL business provided $12.9 million in 2013. We collected $4.4 million in 2012 from the sale.

Contributions to Unconsolidated Joint Ventures in 2014 of $46.0 million primarily consisted of funding our Taubman Asia project costs, including the acquisition of additional interests in Hanam Union Square (see "Capital Spending - New Developments"). Contributions to Unconsolidated Joint Ventures in 2013 of $108.9 million primarily consisted of funding of our University Town Center and Taubman Asia project costs (see "Capital Spending - New Developments"). In 2012, we contributed $146.5 million primarily for funding of our Taubman Asia project costs and acquiring an additional 25% in Waterside Shops. Distributions in excess of income from Unconsolidated Joint Ventures was $68.4 million in 2014 and $220.7 million in 2012. The 2012 amount included $216.7 million of excess proceeds from refinancings at certain centers.

Financing Activities

Net cash used in financing activities was $1.4 billion in 2014 with significant uses of cash in 2014 related to the Starwood transaction, as further described in the following paragraphs, compared to $9.0 million provided in 2013 and $442.7 million used in 2012. In 2014, $658.1 million was paid to extinguish debt in connection with the Starwood transaction. Other payments of debt and issuance costs, net of proceeds from the issuance of debt were $109.3 million in 2014. Proceeds from the issuance of debt, net of payments and issuance costs, were $102.9 million in 2013 and $89.6 million in 2012. In 2012, we repaid installments notes used in connection with the acquisitions of centers in 2011.

In 2013, $52.3 million was paid to repurchase common stock. In 2012, $208.9 million was received from issuing new shares of common stock, net of offering costs. In 2014, $0.9 million was paid in connection with incentive plans compared to $1.6 million paid in 2013 and $6.5 million received in 2012. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock. In 2012, we used the $186.2 million of net proceeds from the issuance of Series J Preferred Stock to redeem the $187.0 million Series G and H Preferred Stock.

Borrowings of $275 million from our revolving line of credit were used to acquire the noncontrolling interest in International Plaza in 2012. Total dividends and distributions paid were $674.8 million, $208.0 million, and $195.1 million in 2014, 2013, and 2012, respectively. Included in 2014 dividends and distributions was a special dividend of $4.75 per common share and a corresponding distribution to partnership unitholders (see "Dividends"). Contributions from noncontrolling interests were $22.3 million in 2014 compared to $4.7 million in 2013 and $4.8 million in 2012. Contributions in 2014 included funds for a redevelopment project at Cherry Creek Shopping Center.

Beneficial Interest in Debt

At December 31, 2014, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $2,938.7 million, with an average interest rate of 3.99% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.10% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $746.5 million as of December 31, 2014, which includes $729.5 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2014:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$1,864.4	4.66%	(1)	(3)

Floating rate debt:
Swapped through April 2018	136.7	4.10%
Swapped through February 2019	475.0	3.00%
Swapped through November 2021	87.7	3.58%
	699.4	3.28%	(1)

Floating month to month	374.9	1.92%	(1)
Total floating rate debt	$1,074.3	2.81%	(1)

Total beneficial interest in debt	$2,938.7	3.99%	(1)

Amortization of financing costs (2)		0.28%
Average all-in rate		4.27%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(3)	Includes non-cash amortization of premiums related to acquisitions.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2014, a one percent increase on this floating rate debt would decrease cash flows by approximately $3.7 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $2.5 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $0.6 million, and due to the effect of capitalized interest, increase annual earnings by approximately $0.4 million. Based on our consolidated debt and interest rates in effect at December 31, 2014, a one percent increase in interest rates would decrease the fair value of debt by approximately $29.6 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $31.2 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2014 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2015)	1-3 years (2016-2017)	3-5 years (2018-2019)	More than 5 years (2020+)
	(in millions)
Debt (1)	$2,023.7	$578.8	$537.6	$638.4	$268.9
Interest payments (1)	238.0	86.3	75.9	43.2	32.6
Operating leases	817.3	9.9	26.1	25.9	755.3
Purchase obligations:
Planned capital spending (2)	609.3	500.5	108.8
Other purchase obligations (3)	3.7	1.6	1.7	0.4
Other long-term liabilities and commitments (4)	56.4	5.0	6.0	6.8	38.5
Total	$3,748.3	$1,182.1	$756.1	$714.8	$1,095.3

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2014. Debt excludes $1.8 million in unamortized debt premiums related to the acquisitions of The Gardens on El Paseo, El Paseo Village, and our U.S. headquarters building.

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

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of December 31, 2014, the corporate minimum fixed charge coverage ratio is the most restrictive covenant. We are in compliance with all of our covenants and loan obligations as of December 31, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 8 - Notes Payable - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

New Developments

The Mall at University Town Center in Sarasota, Florida opened in October 2014. The 0.9 million square foot center is anchored by Saks Fifth Avenue, Macy's, and Dillard's (See "Results of Operations - U.S. Development").

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

The Mall of San Juan, part of a mixed-use development anticipated to include a hotel/casino and retail, is under construction in San Juan, Puerto Rico. The 0.7 million square foot of retail will be anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. We expect a March 2015 opening. We are responsible for management, leasing, and development of the retail portion of the center. We had capitalized costs of $384.4 million in the project as of December 31, 2014. We have an 80% interest in the retail portion of the project and are now expecting an after-tax unlevered stabilized return of about 6% on the approximately $475 million total project cost. The remaining spending on the project is generally expected to be funded using the $320 million construction facility (see "Liquidity and Capital Resources - Construction Financings").

International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We are responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is expected to open in spring 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $107.6 million in the project as of December 31, 2014. We now expect total project costs of $465 million, reducing the expected return on our share of costs to about 7%. This project is subject to a participating ground lease.

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

Our joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in late 2015 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. As of December 31, 2014, our share of total project costs was $75.1 million, as increased by $0.6 million of cumulative currency translation adjustments. Our total anticipated investment will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Our second joint venture with Wangfujing owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is expected to open in spring 2016. As of December 31, 2014, our share of total project costs was $41.2 million, including an immaterial impact of cumulative currency translation adjustments. Our total anticipated investment will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

We have invested with Shinsegae Group (Shinsegae), South Korea's largest retailer, in a 1.7 million square foot shopping mall project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square). The center is scheduled to open in late 2016. In August 2014, Taubman Asia partnered with a major institution in Asia to acquire an additional 19% interest from Shinsegae. This partnership now has a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%, an increase from our previous 30% share. As of December 31, 2014, our share of total project costs was $132.3 million, as decreased by $1.0 million of cumulative currency translation adjustments. Our total anticipated investment including capitalized interest will be about $380 million for our 34.3% equity interest in the retail portion of the project. We are expecting a 7% to 7.5% unlevered return at stabilization.

Sales growth rates are expected to be in excess of 10% in China. Combined with shorter lease terms than the U.S., returns on our investments in China are expected to equal those earned in the U.S. by the seventh or eighth year. Estimates of total project costs in Asia exclude fluctuations in foreign currency exchange rates.

2014 and 2013 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2014 is summarized in the following table:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$320.8	$271.4	$144.9	$76.1
New development projects - Asia (3) (4)			62.6	62.6
Existing Centers:
Projects with incremental GLA or anchor replacement	46.8	38.9	8.8	4.4
Projects with no incremental GLA and other	21.6	21.5	3.7	1.8
Mall tenant allowances	9.9	9.9	7.3	3.9
Asset replacement costs recoverable from tenants	29.1	27.7	31.1	18.3
Corporate office building and improvements, technology, equipment, and other (5)	22.6	22.6
Total	$450.7	$391.9	$258.3	$167.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $7.2 million of net unfavorable translation adjustments.

(5)	Includes acquisition of U.S. headquarters building.

(6)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2014:

(in millions)
Consolidated Businesses’ capital spending	$450.7
Acquisition of U.S. headquarters building - non-cash	(17.6)
Other differences between cash and accrual basis	9.9
Additions to properties	443.0

Capital spending during 2013 is summarized in the following table:

	2013 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$204.9	$182.2	$171.7	$85.7
New development projects - Asia (3) (4)			61.3	61.3
Existing Centers:
Projects with incremental GLA or anchor replacement	5.2	4.7	—	—
Projects with no incremental GLA and other	16.5	15.6	5.6	3.0
Mall tenant allowances	15.9	15.5	7.3	4.0
Asset replacement costs recoverable from tenants	33.2	26.6	19.9	12.9
Corporate office improvements, technology, equipment, and other	5.2	5.2
Total	$281.0	$249.9	$266.0	$166.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, Taubman Prestige Outlets Chesterfield, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $4.1 million in net favorable currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments and expansion space, was $10.74 in 2014 and $12.26 in 2013. In the past five years, average tenant allowances per square foot have ranged from a low of $10.74 in 2014 and a high of $37.56 in 2010. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed. Our share of capitalized leasing and tenant coordination costs excluding new developments was $7.6 million in 2014 and $10.6 million in 2013, or $6.24 and $6.62, in 2014 and 2013, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2015:

	2015 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$334.2	$301.7	$3.7	$1.8
New development projects - Asia (3) (4)			205.1	205.1
Existing Centers:
Projects with incremental GLA or anchor replacement	106.7	88.3	24.8	12.4
Projects with no incremental GLA and other	29.7	28.6	3.4	1.7
Mall tenant allowances	12.5	12.0	13.6	7.1
Asset replacement costs reimbursable by tenants	13.6	13.2	10.5	5.5
Corporate office improvements, technology, equipment, and other	3.8	3.8
Total	$500.5	$447.6	$261.0	$233.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center. Excludes costs related to The Mall at Miami Worldcenter.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

We anticipate that our share of costs incurred for new center development projects included in the table above will be $260 million in 2016.

We have planned redevelopment or expansion projects at Beverly Center, Cherry Creek Shopping Center, Dolphin Mall, The Mall at Green Hills, International Plaza, and Sunvalley that will add approximately 343,000 square feet of incremental GLA with completion dates ranging from 2015 to 2018. Our share of these projects will cost a total of approximately $275 million, and we expect a weighted average return of 7.5% to 8% on the projects.

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

On December 2, 2014, we declared a quarterly dividend of $0.54 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on December 31, 2014 to shareowners of record on December 15, 2014.
As no synergistic assets for a Section 1031 exchange were identified for the centers sold in October 2014 (see "Results of Operations - Dispositions - Sale of Centers to Starwood"), a special dividend of $4.75 per share was declared on December 2, 2014, which was paid on December 31, 2014 to shareowners of record on December 15, 2014. A corresponding distribution was also made to Operating Partnership unitholders.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2014 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2015 Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Board Matters – Committees of the Board,” "Board Matters – Corporate Governance,” “Executive Officers,” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2015 Proxy Statement under the captions "Board Matters – Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Named Executive Officer Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				1,487,277	(1)
Performance Share Units (2) (3)	877,874		(4)
Restricted Share Units (3)	293,651		(4)
1992 Incentive Option Plan (3) (5)	521,293	$39.20
	1,692,818			1,487,277
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (6)	113,839		(7)		(8)
	1,806,657	$39.20		1,487,277

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

(2)
Amount represents 140,730 and 113,921 performance share units (PSU) at their maximum payout ratio of 300% and 400%, respectively. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSU that may ultimately vest will range from 0- 300% and 0-400% based on the Company’s total shareholder return relative to that of a peer group.

(3)
See "Note 13 - Share-Based Compensation and Other Employee Plans" to our consolidated financial statements for further details related to the modification of grants in 2014 as a result of the payment of the $4.75 special dividend per share of common stock.

(4)	Excludes restricted stock units and performance share units issued under the Omnibus Plan because they are converted into common stock on a one-for-one basis at no additional cost.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2015 Proxy Statement under the caption “Related Person Transactions,” and "Proposal 1 – Election of Directors – Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2015 Proxy Statement under the caption “Audit Committee Matters.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2014 and 2013	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	F-6
	Consolidated Statement of Changes in Equity for the years ended December 31, 2014, 2013, and 2012	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013, and 2012	F-9
	Notes to Consolidated Financial Statements	F-10

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012	F-53
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014	F-54

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
2.3	Purchase and Sale Agreement, dated June 17, 2014, by and among the Parties listed in Exhibit A (Sellers) and SRP TM Holdings, L.P. (Purchaser).	8-K		2.1	June 18, 2014
2.4	Purchase and Sale Agreement, dated June 17, 2014, by and among Partridge Creek Fashion Park LLC and Purchaser.	8-K		2.2	June 18, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.2	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.3	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.4	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.5	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.6	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.6.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.6.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014
4.7	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.7.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.1	October 20, 2014
4.8	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.8.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014
4.9	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.9.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	October 20, 2014
4.10	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.10.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.10.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.11	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.12	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	Fifth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K				X
*10.1.6	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.6.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2013.	10-K	December 31, 2012	10.12.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.12.1	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2015.					X
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.15.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.					X
*10.15.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.					X
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Partnership Interest Purchase Agreement dated as of December 17, 2012 between CSAT, L.P., and Woodland Shopping Center Limited Partnership.	8-K		10	December 20, 2012
*10.18	Amended and Restated Employment Agreement dated April 30, 2014 between Taubman Asia Management Limited and René Tremblay.	8-K		10.2	May 5, 2014
*10.19	Employment Agreement between The Taubman Company LLC and David Joseph.	10-K	December 31, 2013	10.20
*10.20	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.	10-K	December 31, 2013	10.21

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.20.1	Amendment to Change of Control Employment Agreement, dated March 17, 2014, by and among Taubman Centers Inc., The Taubman Realty Group Limited Partnership, and David Joseph.	8-K		10.1	March 20, 2014
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
**
Certain exhibits and schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

Note: The Company has not filed certain instruments with respect to long-term debt that did not exceed 10% of the Company’s total assets on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.

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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2014.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2014. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report has issued their report on the Company’s system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Taubman Centers, Inc. has changed its method for reporting discontinued operations in 2014 due to the adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of reporting discontinued operations.

/s/ KPMG LLP
Chicago, Illinois
February 24, 2015

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2014	2013
Assets:
Properties (Notes 4 and 8)	$3,262,505	$4,485,090
Accumulated depreciation and amortization	(970,045)	(1,516,982)
	$2,292,460	$2,968,108
Investment in Unconsolidated Joint Ventures (Notes 2 and 5)	370,004	327,692
Cash and cash equivalents	276,423	40,993
Restricted cash (Note 8)	37,502	5,046
Accounts and notes receivable, less allowance for doubtful accounts of $2,927 and $1,934 in 2014 and 2013 (Note 6)	49,245	73,193
Accounts receivable from related parties (Note 12)	832	1,804
Deferred charges and other assets (Note 7)	188,435	89,386
Total Assets	$3,214,901	$3,506,222

Liabilities:
Notes payable (Note 8)	$2,025,505	$3,058,053
Accounts payable and accrued liabilities	292,802	292,280
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	476,651	371,549
	$2,794,958	$3,721,882
Commitments and contingencies (Notes 2, 8, 9, 10, 11, 13, and 15)

Equity:
Taubman Centers, Inc. Shareowners’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,117,000 and 25,151,069 shares issued and outstanding at December 31, 2014 and 2013	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at December 31, 2014 and 2013
Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at December 31, 2014 and 2013
Common Stock, $0.01 par value, 250,000,000 shares authorized, 63,324,409 and 63,101,614 shares issued and outstanding at December 31, 2014 and 2013	633	631
Additional paid-in capital	815,961	796,787
Accumulated other comprehensive income (loss) (Note 19)	(15,068)	(8,914)
Dividends in excess of net income	(483,188)	(908,656)
	$318,363	$(120,127)
Noncontrolling interests (Note 9)	101,580	(95,533)
	$419,943	$(215,660)
Total Liabilities and Equity	$3,214,901	$3,506,222

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2014	2013	2012
Revenues:
Minimum rents	$371,454	$417,729	$398,306
Percentage rents	22,929	28,512	28,026
Expense recoveries	239,782	272,494	258,252
Management, leasing, and development services	12,349	16,142	31,811
Other	32,615	32,277	31,579
	$679,129	$767,154	$747,974
Expenses:
Maintenance, taxes, utilities, and promotion	$190,119	$215,825	$201,552
Other operating	65,142	71,235	73,203
Management, leasing, and development services	6,220	5,321	27,417
General and administrative	48,292	50,014	39,659
Restructuring charge (Note 2)	3,706
Interest expense	90,803	130,023	142,616
Depreciation and amortization	120,207	155,772	149,517
	$524,489	$628,190	$633,964
Nonoperating income (expense) (Notes 2 and 10)	(42,807)	1,348	277
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$111,833	$140,312	$114,287
Income tax expense (Note 3)	(2,267)	(3,409)	(4,964)
Equity in income of Unconsolidated Joint Ventures (Note 5)	62,002	52,465	48,494
Income before gain on dispositions, net of tax	$171,568	$189,368	$157,817
Gain on dispositions, net of tax (Note 2)	1,106,554
Net income	$1,278,122	$189,368	$157,817
Net income attributable to noncontrolling interests (Note 9)	(385,109)	(56,778)	(51,643)
Net income attributable to Taubman Centers, Inc.	$893,013	$132,590	$106,174
Distributions to participating securities of TRG (Note 13)	(6,018)	(1,749)	(1,612)
Preferred stock dividends (Note 14)	(23,138)	(20,933)	(21,051)
Net income attributable to Taubman Centers, Inc. common shareowners	$863,857	$109,908	$83,511

Net income	$1,278,122	$189,368	$157,817
Other comprehensive income (Note 19):
Unrealized gain (loss) on interest rate instruments and other	(18,004)	8,817	(4,506)
Cumulative translation adjustment	(7,193)	4,407	2,644
Reclassification adjustment for amounts recognized in net income	16,729	5,583	793
	(8,468)	18,807	(1,069)
Comprehensive income	$1,269,654	$208,175	$156,748
Comprehensive income attributable to noncontrolling interests	(382,825)	(62,443)	(51,238)
Comprehensive income attributable to Taubman Centers, Inc.	$886,829	$145,732	$105,510

Basic earnings per common share (Note 16)	$13.65	$1.73	$1.39

Diluted earnings per common share (Note 16)	$13.47	$1.71	$1.37

Weighted average number of common shares outstanding – basic	63,267,800	63,591,523	59,884,455

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2012	33,941,958	$26	58,022,475	$580	$673,923	$(27,613)	$(863,040)	$(124,324)	$(340,448)
Issuance of common stock, net of offering costs (Note 14)			2,875,000	29	208,910				208,939
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(1,132,359)	(1)	1,132,424	11	(10)
Issuance of Series J Preferred Stock, net of offering costs (Note 14)	7,700,000				186,215				186,215
Redemption of Series G and H Preferred Stock (Note 14)	(7,480,000)				(180,588)				(180,588)
Share-based compensation under employee and director benefit plans (Note 13)			1,280,249	13	19,833				19,846
Tax impact of share-based compensation (Note 3)					1,020				1,020
Expiration of redemption feature on redeemable noncontrolling interests (Note 9)					72,035				72,035
Acquisition of additional ownership interest in International Plaza					(339,170)			64,170	(275,000)
Adjustments of noncontrolling interests (Notes 2 and 9)	(1,900)				14,903	6,212		(21,115)
Contributions from noncontrolling interests (excludes $231 of contributions attributable to redeemable noncontrolling interests) (Note 9)								4,567	4,567
Dividends and distributions (excludes $2,456 of dividends attributable to redeemable noncontrolling interests) (Note 9)							(134,277)	(64,868)	(199,145)
Other							(140)		(140)
Net income (excludes $976 of net loss attributable to redeemable noncontrolling interests) (Note 9)							106,174	52,619	158,793
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other (excludes $49 of other comprehensive loss attributable to redeemable noncontrolling interests) (Note 9)						(3,117)		(1,340)	(4,457)
Cumulative translation adjustment						1,888		756	2,644
Reclassification adjustment for amounts recognized in net income						566		227	793
Balance, December 31, 2012	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(176,630)		176,640	2	(2)
Issuance of Series K Preferred Stock, net of offering costs (Note 14)	6,800,000				164,395				164,395
Repurchase of common stock (Note 14)			(786,805)	(8)	(52,279)				(52,287)
Share-based compensation under employee and director benefit plans (Note 13)			401,631	4	13,051				13,055
Tax impact of share-based compensation (Note 3)					472				472
Adjustments of noncontrolling interests (Note 9)					15,129	8		(15,137)
Contributions from noncontrolling interests								4,729	4,729
Dividends and distributions							(149,787)	(58,260)	(208,047)
Other					(1,050)		(176)		(1,226)
Net income							132,590	56,778	189,368
Other comprehensive income (Note 19):
Unrealized gain on interest rate instruments and other						6,117		2,700	8,817
Cumulative translation adjustment						3,150		1,257	4,407
Reclassification adjustment for amounts recognized in net income						3,875		1,708	5,583
Balance, December 31, 2013	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(35,500)		35,500
Repurchase of common stock (Note 14)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 13)			187,561	2	18,930				18,932
Tax impact of share-based compensation (Note 3)					87				87
Adjustments of noncontrolling interests (Note 9)					83	30		(113)
Contributions from noncontrolling interests								22,345	22,345
Dividends and distributions							(466,731)	(207,954)	(674,685)
Other	1,431				91		(814)	10	(713)
Net income							893,013	385,109	1,278,122
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(12,783)		(5,221)	(18,004)
Cumulative translation adjustment						(5,148)		(2,045)	(7,193)
Reclassification adjustment for amounts recognized in net income						11,747		4,982	16,729
Balance, December 31, 2014	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$1,278,122	$189,368	$157,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,207	155,772	149,517
Provision for bad debts	2,900	489	1,397
Gain on dispositions (Note 2)	(1,116,287)
Debt extinguishment costs (Note 2)	36,372
Discontinuation of hedge accounting (Note 10)	7,763
Income from Unconsolidated Joint Ventures in excess of distributions		(3,076)
Other	18,728	11,315	12,165
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(595)	(12,053)	(24,445)
Accounts payable and other liabilities	16,476	29,557	27,898
Net Cash Provided By Operating Activities	$363,686	$371,372	$324,349

Cash Flows From Investing Activities:
Additions to properties	$(442,991)	$(283,864)	$(247,637)
Cash in escrow or deposits related to center construction projects (Notes 7 and 8)	(70,607)
Proceeds from dispositions, net of transaction costs (Note 2)	1,776,394
Release of restricted cash (Note 2)			289,389
Collection and release of TCBL related proceeds (Note 2)		12,903	4,414
Contributions to Unconsolidated Joint Ventures (Note 2)	(45,974)	(108,918)	(146,458)
Distributions from Unconsolidated Joint Ventures in excess of income	68,388		220,662
Other	$7,329	$8,446	$5,974
Net Cash Provided By (Used In) Investing Activities	$1,292,539	$(371,433)	$126,344

Cash Flows From Financing Activities:
Debt proceeds	$163,779	$429,745	$105,740
Extinguishment of debt (Note 2)	(658,092)
Other debt payments	(264,884)	(317,365)	(11,462)
Repayment of installment notes			(281,467)
Debt issuance costs	(8,208)	(9,479)	(4,711)
Repurchase of common stock (Note 14)	(17)	(52,287)
Issuance of common stock, net of offering costs			208,939
Issuance of common stock and/or partnership units in connection with incentive plans	(943)	(1,644)	6,503
Issuance of Series K Preferred Stock, net of offering costs		164,395
Issuance of Series J Preferred Stock, net of offering costs			186,215
Redemptions of Series G and H Preferred Stock			(187,000)
Acquisition of noncontrolling interest in International Plaza			(275,000)
Distributions to noncontrolling interests	(207,954)	(58,260)	(67,325)
Distributions to participating securities of TRG (Note 2)	(6,018)	(1,749)	(1,612)
Contributions from noncontrolling interests	22,345	4,729	4,798
Cash dividends to preferred shareowners	(23,138)	(20,933)	(14,639)
Cash dividends to common shareowners (Note 2)	(437,665)	(127,105)	(111,543)
Other		(1,050)	(105)
Net Cash Provided By (Used In) Financing Activities	$(1,420,795)	$8,997	$(442,669)

Net Increase In Cash and Cash Equivalents	$235,430	$8,936	$8,024

Cash and Cash Equivalents at Beginning of Year	40,993	32,057	24,033

Cash and Cash Equivalents at End of Year	$276,423	$40,993	$32,057

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2014 included 18 urban and suburban shopping centers operating in 10 states.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s operations and developments in China and South Korea, is headquartered in Hong Kong.

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

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a variable interest entity and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have participating rights over annual operating budgets, capital spending, refinancing, or sale of the property.

The Operating Partnership

At December 31, 2014 and December 31, 2013, the Operating Partnership’s equity included two classes of preferred equity (Series J and K Preferred Equity) and the net equity of the partnership unitholders (Note 14). Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and K Preferred Equity are owned by the Company and are eliminated in consolidation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31(1)	TRG units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest % in TRG
2014	88,459,859	63,324,409	25,135,450	72%	72%
2013	88,271,133	63,101,614	25,169,519	71	72
2012	88,656,297	63,310,148	25,346,149	71	69

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2014 consisted of 25,117,000 shares of Series B Preferred Stock (Note 14) and 63,324,409 shares of Common Stock.

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

Depreciation and Amortization

Buildings, improvements, and equipment are primarily depreciated on straight-line bases over the estimated useful lives of the assets, which generally range from 3 to 50 years. Capital expenditures that are recoverable from tenants are generally depreciated over the estimated recovery period. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Tenant allowances are depreciated on a straight-line basis over the shorter of the useful life of the leasehold improvements or the lease term. Deferred leasing costs are amortized on a straight-line basis over the lives of the related leases. In the event of early termination of such leases, the unrecoverable net book values of the assets are recognized as depreciation and amortization expense in the period of termination.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. The Company deposits cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Included in cash equivalents at December 31, 2014 was $251.0 million that is not insured or guaranteed by the FDIC or any other government agency. The majority of the $251.0 million was invested across three separate financial institutions as of December 31, 2014.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of December 31, 2014 and December 31, 2013, the Company’s cash balances restricted for these uses were $37.5 million and $5.0 million, respectively. As of December 31, 2014, $33.6 million of the $37.5 million of restricted cash was required under certain debt agreements to be in escrow for certain major construction projects. Included in restricted cash is $36.1 million at December 31, 2014 on deposit in excess of the FDIC insured limit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest Rate Hedging Agreements

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects income. Ineffective portions of changes in the fair value of a cash flow hedge are recognized in the Company’s income generally as interest expense (Note 10).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company operates in such a manner as to qualify as a REIT under the applicable provisions of the Internal Revenue Code. To qualify as a REIT, the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to its shareowners and meet certain other requirements. As a REIT, the Company is entitled to a dividends paid deduction for the dividends it pays to its shareowners. Therefore, the Company will generally not be subject to federal income taxes as long as it currently distributes to its shareowners an amount equal to or in excess of its taxable income. REIT qualification reduces but does not eliminate the amount of state and local taxes paid by the Company. In addition, a REIT may be subject to certain excise taxes if it engages in certain activities.
No provision for federal income taxes for consolidated partnerships has been made, as such taxes are the responsibility of the individual partners. There are certain state income taxes incurred which are provided for in the Company’s financial statements.
The Company has made Taxable REIT Subsidiary (TRS) elections for all of its corporate subsidiaries pursuant to section 856 (I) of the Internal Revenue Code. The TRSs are subject to corporate level income taxes, including federal, state, and certain foreign income taxes for foreign operations, which are provided for in the Company’s financial statements.
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

Foreign Currency Translation
The Company has certain entities in Asia for which the functional currency is the local currency. The assets and liabilities of the entities are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transaction. The Company's share of unrealized gains and losses resulting from the translation of the entities' financial statements are reflected in shareholders' equity as a component of Accumulated Other Comprehensive Income (loss) in the Company's Consolidated Balance Sheet (Note 19).
Discontinued Operations

Prior to 2014, the Company reclassified to discontinued operations any material operations and gains or losses on disposal related to properties that are held for sale or disposed of during the period in accordance with the applicable accounting standards. In 2014 the Company early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board (FASB). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The Company applied the revised definition to all disposals on a prospective basis beginning January 1, 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No single retail company represents 10% or more of the Company's revenues. Although the Company does business in China and South Korea, there are not yet any material revenues from customers or long-lived assets attributable to a country other than the United States of America. At December 31, 2014, the Company's investments in Asia are in Unconsolidated Joint Ventures and accounted for under the equity method.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -	Dispositions, Acquisitions, and Developments

Dispositions

Sale of Centers to Starwood

In October 2014, the Company completed the disposition of a portfolio of seven centers to an affiliate of the Starwood Capital Group (Starwood). The following centers (Sale Centers) were included in the agreements: MacArthur Center in Norfolk, Virginia, Stony Point Fashion Park in Richmond, Virginia, Northlake Mall in Charlotte, North Carolina, The Mall at Wellington Green in Wellington, Florida, The Shops at Willow Bend in Plano, Texas, The Mall at Partridge Creek in Clinton Township, Michigan, and Fairlane Town Center in Dearborn, Michigan.

In connection with the sale, the Company received consideration of $1.4 billion. The proceeds were used to prepay or defease $623 million of property-level debt and accrued interest and to pay $51.2 million of transaction and debt extinguishment costs. The net cash proceeds were used to pay $424.3 million to shareholders and unitholders as a special dividend (Note 3). The debt extinguished consisted of four loans secured by Northlake Mall, The Mall at Wellington Green, MacArthur Center, and The Mall at Partridge Creek (Note 8).

The Company recognized a gain of $629.7 million ($606.2 million at TRG's beneficial share) as a result of the disposition of the Sale Centers. In addition, the Company recorded debt extinguishment costs of $36.4 million, ($36.0 million at TRG's beneficial share) which were classified as Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income.

In 2014, the Company incurred $7.8 million of expenses ($7.4 million at TRG's beneficial share) related to the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur Center note payable. In addition, the Company incurred $3.3 million of disposition costs related to the Sale Centers. These expenses are included in Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income.

As a result of the sale, the Company underwent a restructuring plan to reduce its workforce across various areas of the organization. In 2014, the Company incurred $3.7 million of expenses related to the reduction in workforce. These expenses are classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2014, $1.7 million of restructuring costs were unpaid and remained accrued.

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

Arizona Mills/Oyster Bay

In January 2014, the Company completed the sale of its 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group (SPG). The consideration, excluding transaction costs, consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units received was determined based on a value of $154.91 per unit. The fair value of the partnership units recognized for accounting purposes was $77.7 million, after considering the one-year restriction on the sale of these partnership units (Note 17). The number of partnership units subsequently increased to 590,124, in lieu of the Company's participation in a distribution of certain partnership units of another entity by SPG and Simon Property Group Limited Partnership. The increase in the number of partnership units was neutral to the market value of the Company's holdings as of the transaction date. The Company's investment in the partnership units is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. As a result of the sale, the Company was relieved of its $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. A gain of $109 million was recognized as a result of the transaction.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TCBL

In November 2012, assets of the Taubman TCBL business were sold for $15.5 million. Additionally, the purchase price was adjusted for certain working capital and other transition costs. The total sale consideration was approximately equal to Taubman's investment in the business. As part of the sale, the non-controlling owners in Taubman TCBL relinquished the capital that was credited to them in connection with the Company's 2011 acquisition of Taubman TCBL. In connection with the sale, the Company received cash of approximately $4.4 million, while the remaining consideration consisted of approximately $3.6 million held in an escrow account pending receipt of consideration in an equivalent amount of Chinese Renminbi, a note receivable of approximately $8.5 million, and other receivables of approximately $0.8 million. Additionally, the Company incurred a tax liability of $3.2 million, which is included within Income Tax Expense on the Consolidated Statement of Operations and Comprehensive Income during 2012. In 2013, the Company collected the remaining consideration from the sale.

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

International Plaza

In December 2012, the Company acquired an additional 49.9% interest in International Plaza from CSAT, LP, which increased the Company's ownership in the center to 100%. The $437 million purchase price for CSAT, LP's interest in the center consisted of $275 million of cash and approximately $162 million of beneficial interest in debt. The acquisition of the additional interest in a consolidated subsidiary was accounted for as an equity transaction. Consequently, the difference of $339.2 million between the consideration paid for the interest and the book value of the noncontrolling interest was recognized as an adjustment to additional paid-in-capital and the noncontrolling partners in TRG.

Waterside Shops

In December 2012, the Company acquired an additional 25% interest in Waterside Shops, which brought the Company's ownership interest in the center to 50%. The acquisition of the additional interest was accomplished by purchasing an affiliate of Oregon PERS' 50% interest in the center on a pari passu basis with an affiliate of The Forbes Company. The $155.0 million purchase price for Oregon PERS' interest in the center consisted of $72.5 million of cash and $82.5 million of beneficial interest in debt. The Company's share of the consideration for the additional interest was $77.5 million, which consisted of cash and beneficial interest in debt of $36.3 million and $41.3 million, respectively. After the acquisition, the Company continues to recognize its investment in Waterside Shops in Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. The Company's share of the difference between the purchase price and the net book value of the additional interest in the Unconsolidated Joint Venture was $52.7 million, which was allocated to land, buildings, improvements, and equipment. In addition, beneficial interest in debt was increased by a $3.9 million purchase accounting premium to record the debt at fair value. The premium is being amortized as a reduction to interest expense over the remaining term of the debt and had a balance of $1.8 million as of December 31, 2014.

The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village

In 2011 cash was drawn from the Company's revolving lines of credit primarily to collateralize the $281.5 million in installment notes that were issued as part of the consideration for the acquisition of The Mall at Green Hills, The Gardens on El Paseo and El Paseo Village. In 2012, the installment notes were repaid.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Development

International Market Place

International Market Place, a 0.4 million square foot center is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is expected to open in spring 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of December 31, 2014, the Company's capitalized costs for the project were $107.6 million ($100.8 million at TRG's share).

The Mall of San Juan

The Mall of San Juan, a 0.7 million square foot center, is under construction in San Juan, Puerto Rico. The Company owns 80% of the project. The center will be anchored by Nordstrom and Saks Fifth Avenue and is expected to open in March 2015. As of December 31, 2014, the Company had capitalized costs of $384.4 million ($309.5 million at TRG's share).

The Mall at University Town Center

The Mall at University Town Center, a 0.9 million square foot center in Sarasota, Florida, opened in October 2014. The Company owns a 50% interest in the project. As of December 31, 2014, the Company's share of project costs were $161.4 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Asia Development

CityOn.Zhengzhou

In 2013, the Company formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains. The joint venture owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center (CityOn.Zhengzhou) under construction in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in spring 2016. As of December 31, 2014, the Company's share of project costs were $41.2 million, as decreased for immaterial cumulative currency translation adjustments. The investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Xi'an

In 2012, the Company formed a joint venture with Wangfujing. The joint venture will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center (CityOn.Xi'an) located at Xi'an Saigao City Plaza, a large-scale mixed-use development under construction in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in late 2015. As of December 31, 2014, the Company's share of project costs were $75.1 million, as increased by $0.6 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Hanam Union Square

In 2011, the Company formed a joint venture with Shinsegae Group, South Korea's largest retailer, to develop an approximately 1.7 million square foot shopping mall (Hanam Union Square) under construction in Hanam, Gyeonggi Province, South Korea, which is scheduled to open in late 2016. In August 2014, the Company partnered with a major institution in Asia to acquire an additional 19% interest from Shinsegae Group, increasing the partnership ownership interest to 49%. The new institutional partner owns 14.7% of the project, bringing the Company's effective ownership to 34.3%, an increase from the Company's previous 30% share. As of December 31, 2014, the Company's share of project costs were $132.3 million, as decreased by $1.0 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense for the years ended December 31, 2014, 2013, and 2012 consisted of the following:

	2014	2013	2012
State current	$1,361	$230	$205
State deferred	(3)	(77)	(13)
Federal current	8,036	547	1,011
Federal deferred	1,354	632	257
Foreign current	1,300	2,193	3,324	(1)
Foreign deferred	(48)	(116)	180	(1)
	$12,000	$3,409	$4,964
Less income tax expense allocated to Gain on Dispositions (2)	9,733
Total income tax expense	$2,267	$3,409	$4,964

(1)
The Company recognized $3.2 million of income tax expense related to the sale of Taubman TCBL's assets (Note 2), of which $2.8 million is included in foreign current tax expense and $0.4 million is included in foreign deferred tax expense.

(2)
Amount represents the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The tax on the sale is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income.

Net Operating Loss Carryforwards

As of December 31, 2014, the Company had a foreign net operating loss carryforward of $5.1 million. Of the $5.1 million, $0.7 million had a carryforward period of 10 years and $4.4 million had an indefinite carryforward period.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Federal	$1,382	$2,746
Foreign	1,806	1,821
State	471	527
Total deferred tax assets	$3,659	$5,094
Valuation allowances	(1,703)	(1,831)
Net deferred tax assets	$1,956	$3,263
Deferred tax liabilities:
Federal	$592	$602
Foreign	473	449
State	89	107
Total deferred tax liabilities	$1,154	$1,158

The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager's profitability, the timing and amounts of gains on peripheral land sales, the profitability of Taubman Asia's operations, and other factors affecting the results of operations of the Taxable REIT Subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

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

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2014, 2013, and 2012 may not be indicative of future periods.

Year	Dividends per common share declared		Return of capital	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2014	$4.7500	(1)	$0.7057	$0.0000	$1.8748	(2)	$2.1695	(2)
2014	2.1600		0.3208	1.7773	0.0287	(2)	0.0332	(2)
2013	2.0000		0.2636	1.7364	0.0000		0.0000
2012	1.8500		0.5429	1.3071	0.0000		0.0000

(1)
Includes a special dividend of $4.75 per share of common stock declared and paid during December 2014, which was declared as a result of the Company's disposition of a portfolio of seven centers to Starwood in October 2014 (Note 2).

(2)
The portion of the per share common dividends paid on December 31, 2014 designated as capital gain (long term and unrecaptured Sec. 1250) dividends for tax purposes is $0.0619 per share of the $0.54 dividend and $4.0443 per share of the $4.75 dividend).

Year	Dividends per Series G Preferred share declared	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$1.350	$1.350	$0.0000	$0.0000

Year	Dividends per Series H Preferred share declared	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2012	$1.28672	$1.28672	$0.0000	$0.0000

Year	Dividends per Series J Preferred share declared	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2014	$1.6250	$0.49072	$0.52580	(1)	$0.60848	(1)
2013	1.6250	1.6250	0.0000		0.0000
2012	0.6184	0.6184	0.0000		0.0000

(1)
The portion of the per share Series J preferred dividends designated as capital gain (long term and unrecaptured Sec. 1250) for tax purposes is as follows; $0.32178 per share of the $0.40625 paid on June 30, 2014, 0.40625 per share of the $0.40625 paid on September 30, 2014, and $0.40625 per share of the $0.40625 paid on December 31, 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Dividends per Series K Preferred share declared	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2014	$1.56250	$0.47185	$0.50558	(1)	$0.58507	(1)
2013	1.24132	1.24132	0.0000		0.0000

(1)
The portion of the per share Series K preferred dividends designated as capital gain (long term and unrecaptured Sec. 1250) for tax purposes is as follows; $0.30939 per share of the $0.39063 paid on June 30, 2014, $0.39063 per share of the $0.39063 paid on September 30, 2014, and $0.39063 per share of the $0.39063 paid on December 31, 2014.

Tax Benefits

During the years ended December 31, 2014, 2013, and 2012, the Company realized a $0.1 million, $0.5 million, and $1.0 million tax benefit, respectively, as additional paid-in capital relating to the redemption of certain share-based compensation awards. This benefit represents the amount of reduced Federal income tax attributed to the tax deduction that exceeds the recognized deferred tax asset relating to the awards, which was based on their cumulative book compensation cost. This excess tax deduction is due to changes in the fair value of the Company's shares between the grant date (the measurement date for book purposes) and the exercise date (the measurement date for tax purposes) of the awards.

Uncertain Tax Positions

The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2014. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2014, 2013, and 2012 or in the Consolidated Balance Sheet as of December 31, 2014 and 2013. As of December 31, 2014, returns for the calendar years 2011 through 2014 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 4 - Properties

Properties at December 31, 2014 and December 31, 2013 are summarized as follows:

	2014	2013
Land	$226,252	$336,360
Buildings, improvements, and equipment	2,457,660	3,896,401
Construction in process and pre-development costs	578,593	252,329
	$3,262,505	$4,485,090
Accumulated depreciation and amortization	(970,045)	(1,516,982)
	$2,292,460	$2,968,108

Depreciation expense for 2014, 2013, and 2012 was $110.1 million, $142.5 million, and $134.9 million, respectively.

The charge to operations in 2014, 2013, and 2012 for domestic and non-U.S. pre-development activities was $4.2 million, $10.6 million, and $19.8 million, respectively.

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

Shopping Center	Ownership as of December 31, 2014 and 2013
Arizona Mills (Note 2)	0/50%
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50
Hanam Union Square (under construction)	Note 2
International Plaza (Note 2)	50.1/100
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center (Note 2)	50
Waterside Shops	50
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2014 and December 31, 2013 exclude the balances of Hanam Union Square, CityOn.Xi'an, and CityOn.Zhengzhou, which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	December 31 2014	December 31 2013
Assets:
Properties	$1,580,926	$1,305,658
Accumulated depreciation and amortization	(548,646)	(478,820)
	$1,032,280	$826,838
Cash and cash equivalents	49,765	28,782
Accounts and notes receivable, less allowance for doubtful accounts of $1,590 and $977 in 2014 and 2013	38,788	33,626
Deferred charges and other assets	33,200	28,095
	$1,154,033	$917,341

Liabilities and accumulated deficiency in assets:
Mortgage notes payable	$1,989,546	$1,551,161
Accounts payable and other liabilities	103,161	70,226
TRG's accumulated deficiency in assets	(525,759)	(412,204)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(412,915)	(291,842)
	$1,154,033	$917,341

TRG's accumulated deficiency in assets (above)	$(525,759)	$(412,204)
TRG's investment in projects under development (Note 2)	232,091	193,306
TRG basis adjustments, including elimination of intercompany profit	132,058	118,132
TCO's additional basis	54,963	56,909
Net Investment in Unconsolidated Joint Ventures	$(106,647)	$(43,857)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	476,651	371,549
Investment in Unconsolidated Joint Ventures	$370,004	$327,692

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2014	2013	2012
Revenues	$338,017	$294,720	$282,136
Maintenance, taxes, utilities, promotion, and other operating expenses	$106,249	$92,901	$91,094
Interest expense	74,806	68,998	68,760
Depreciation and amortization	47,377	36,644	37,342
Total operating costs	$228,432	$198,543	$197,196
Nonoperating income (expense)	(22)		18
Net income	$109,563	$96,177	$84,958

Net income attributable to TRG	$60,690	$53,166	$47,763
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	3,258	1,245	2,677
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Equity in income of Unconsolidated Joint Ventures	$62,002	$52,465	$48,494

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$132,652	$114,939	$107,044
Interest expense	(40,416)	(37,554)	(35,862)
Depreciation and amortization	(30,234)	(24,920)	(22,688)
Equity in income of Unconsolidated Joint Ventures	$62,002	$52,465	$48,494
Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $1.7 million, $0.6 million, and $0.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Deferred charges and other assets of $33.2 million at December 31, 2014 were comprised of leasing costs of $37.2 million, before accumulated amortization of $(16.6) million, net deferred financing costs of $9.6 million, and other net charges of $3.0 million. Deferred charges and other assets of $28.1 million at December 31, 2013 were comprised of leasing costs of $34.0 million, before accumulated amortization of $(17.7) million, net deferred financing costs of $9.0 million, and other net charges of $2.8 million.

In December 2014, an additional $175 million financing was completed on International Plaza, a 50.1% owned Unconsolidated Joint Venture. The loan has a seven-year term and bears interest at LIBOR plus 1.75%. In connection with this financing, the Unconsolidated Joint Venture also entered into an interest rate swap to fix the rate on the loan at 3.58% (Note 10).

The estimated fair value of the Unconsolidated Joint Ventures’ mortgage notes payable was $2.0 billion and $1.5 billion at December 31, 2014 and 2013, respectively. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 17).

Depreciation expense on properties for 2014, 2013, and 2012 was $40.9 million, $35.6 million, and $31.1 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2014 and December 31, 2013 are summarized as follows:

	2014	2013
Trade	$24,757	$32,162
Notes	2,037	9,407
Straight-line rent and recoveries	25,378	33,558
	$52,172	$75,127
Less: Allowance for doubtful accounts	(2,927)	(1,934)
	$49,245	$73,193

Notes receivable as of December 31, 2013 included a $7.4 million note related to a February 2013 sale of peripheral land. In January 2014, the $7.4 million note was repaid in full.

Note 7 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2014 and December 31, 2013 are summarized as follows:

	2014	2013
Leasing costs	$27,454	$39,529
Accumulated amortization	(10,659)	(16,807)
	$16,795	$22,722
In-place leases, net	11,765	16,651
Investment in SPG partnership units (Notes 2 and 17)	77,711
Deferred financing costs, net	15,815	16,319
Insurance deposit (Note 17)	13,059	12,225
Deposits	40,257	4,320
Prepaid expenses	5,496	4,952
Deferred tax asset, net	1,956	3,263
Other, net	5,581	8,934
	$188,435	$89,386

As of December 31, 2014, the Company had $37.0 million in restricted deposits related to its Asia investments.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable

Notes payable at December 31, 2014 and December 31, 2013 consist of the following:

	2014		2013		Stated Interest Rate		Maturity Date		Balance Due on Maturity	Facility Amount
Cherry Creek Shopping Center	$280,000		$280,000		5.24%		06/08/16		$280,000
City Creek Center	83,189	(1)	84,560	(1)	4.37%		08/01/23		68,575
El Paseo Village	15,932	(2)	16,322	(2)	4.42%		12/06/15		15,565
The Gardens on El Paseo	83,059	(3)	84,197	(3)	6.10%		06/11/16		81,480
Great Lakes Crossing Outlets	217,281		221,541		3.60%		01/06/23		177,038
The Mall at Green Hills	150,000		150,000		LIBOR+1.60%		12/01/18	(4)	150,000
International Plaza			325,000	(5)	4.85%
MacArthur Center			129,205	(6)	LIBOR + 2.35%
Northlake Mall			215,500	(6)	5.41%
The Mall at Partridge Creek			79,162	(6)	6.15%
The Mall of San Juan	163,779	(7)			LIBOR + 2.00%		04/02/17	(7)	163,779	$320,000
The Mall at Short Hills	540,000		540,000		5.47%		12/14/15		540,000
Stony Point Fashion Park			99,526	(8)	6.24%
The Mall at Wellington Green			200,000	(6)	5.44%
U.S. Headquarters Building	17,265	(9)			5.90%		04/01/15		16,974
$65M Revolving Credit Facility					LIBOR + 1.40%		04/30/16			65,000	(10)
$65M Revolving Credit Facility			33,040		LIBOR + 1.40%		04/30/14	(10)	33,040	65,000
$1.1B Revolving Credit Facility		(11) (12)			LIBOR + 1.15%	(11)	02/28/19	(11)		1,100,000	(11)
$1.1B Revolving Credit Facility			125,000	(11)	LIBOR + 1.45%	(11)	03/29/17		125,000	1,100,000
$475M Unsecured Term Loan	475,000	(12) (13)	475,000	(13)	LIBOR + 1.35%	(13)	02/28/19		475,000
	$2,025,505		$3,058,053

(1)
The Operating Partnership has provided a limited guarantee of the repayment of the City Creek loan, which could be triggered only upon a decline in center occupancy to a level that the Company believes is remote.

(2)
Balance includes purchase accounting adjustment of $0.1 million and $0.2 million premium in 2014 and 2013, respectively, for an above market interest rate upon acquisition of the center in December 2011.

(3)
Balance includes purchase accounting adjustment of $1.6 million and $2.7 million premium in 2014 and 2013, respectively, for an above market interest rate upon acquisition of the center in December 2011.

(4)	Has a one-year extension option.

(5)	In January 2014, the Company sold a total of 49.9% of its interests in the entity that owns International Plaza (Note 2).

(6)	In October 2014, the remaining debt on the center was prepaid or defeased in connection with the Company's disposition of a portfolio of seven centers to Starwood (Note 2).

(7)	The Operating Partnership has provided an unconditional guaranty of the principal balance and all accrued but unpaid interest during the term of the loan. Loan has two one-year extension options.

(8)	In January 2014, the Company paid off the mortgage note payable on Stony Point Fashion Park.

(9)	Balance includes purchase accounting adjustment of $0.2 million for an above market interest rate upon acquisition of the building in February 2014 (Note 2).

(10)
In March 2014, the maturity date on the Company's $65 million secondary revolving line of credit was extended through April 2016. The unused borrowing capacity at December 31, 2014 was $60.8 million, after considering $4.2 million of letters of credit outstanding on the facility.

(11)
TRG is the borrower under the $1.1 billion unsecured revolving credit facility with an accordion feature to increase the borrowing capacity to $1.5 billion, subject to certain conditions including having the borrowing capacity based on the unencumbered asset pool EBITDA and obtaining lender commitments. As of December 31, 2014, the Company cannot fully utilize the accordion feature unless additional assets are added to the unencumbered asset pool. The facility bears interest at a range of LIBOR plus 1.15% to LIBOR plus 1.70% and a facility fee of 0.20% to 0.30% based on the Company's total leverage ratio. Prior to the amendment of the facility in November 2014, the interest rate was at a range of LIBOR plus 1.45% to LIBOR plus 1.85%. The facility has a one-year extension option. The unused borrowing capacity at December 31, 2014 was $1.1 billion.

(12)
As of December 31, 2014, the entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under the $475 million unsecured term loan and the $1.1 billion unsecured revolving credit facility.

(13)
TRG is the borrower under the $475 million unsecured term loan with an accordion feature to increase the borrowing capacity to $600 million, subject to certain conditions including having the borrowing capacity based on the unencumbered asset pool EBITDA and obtaining lender commitments. As of December 31, 2014, the Company cannot fully utilize the accordion feature unless additional assets are added to the unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on the Company's total leverage ratio. From January 2014 until maturity, the LIBOR rate is swapped to a fixed rate of 1.65%, resulting in an effective rate in the range of 3.00% to 3.55% (Note 10).

Notes payable are collateralized by properties with a net book value of $1.4 billion at December 31, 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on notes payable as of December 31, 2014:

2015	$578,790
2016	367,527
2017	170,095	(1)
2018	156,563	(2)
2019	481,820
Thereafter	268,874
Total principal maturities	$2,023,669
Net unamortized debt premiums	1,836
Total notes payable	$2,025,505

(1)	Includes 163.8 million with two one-year extension options.

(2)	Includes $150.0 million with one-year extension option.

2015 Maturities

During the second half of 2015, the Company expects to complete a refinancing of the loan on The Mall at Short Hills. The existing $540.0 million, 5.47% fixed rate loan is scheduled to mature in December 2015 and is prepayable without penalty beginning September 2015. Also in 2015, the Company expects to complete a refinancing on the U.S headquarters building loan. The existing $17.3 million, 5.9% fixed rate loan on the U.S. headquarters building is scheduled to mature in April 2015.

The $15.9 million, 4.42% fixed rate loan on El Paseo Village matures in December 2015. The Company expects to pay off the loan in October 2015, the earliest prepayment date without penalty.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of December 31, 2014, the corporate minimum fixed charge coverage ratio is the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of December 31, 2014. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets

In connection with the financing of the construction facility at The Mall at University Town Center, owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The maximum amount of the construction facility is $225 million. The outstanding balance of the Mall at University Town Center construction financing facility as of December 31, 2014 was $187.8 million. Accrued but unpaid interest as of December 31, 2014 was $0.3 million. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. The Company believes the likelihood of a payment under the guarantee to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The outstanding balance of The Mall of San Juan construction financing facility as of December 31, 2014 was $163.8 million. Accrued but unpaid interest as of December 31, 2014 was $0.2 million. The center is expected to open in March 2015 and the Company believes the likelihood of a payment under the guarantees to be remote.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the December 2014 additional $175 million financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of December 31, 2014, the interest rate swap was in an asset position and had unpaid interest of $0.1 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of December 31, 2014 and December 31, 2013, the Company's cash balances restricted for these uses were $37.5 million and $5.0 million, respectively. The Company is required under certain debt agreements to escrow cash for certain major construction projects. As of December 31, 2014, $33.6 million of the $37.5 million of restricted cash was required under certain debt agreements to be in escrow for certain major construction projects.

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

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2014	$2,025,505		$1,989,546	$1,852,749	$1,085,991
December 31, 2013	3,058,053		1,551,161	2,891,592	868,942

Capitalized interest:
Year Ended December 31, 2014	$27,255	(1)	$3,121	$26,227	$1,578
Year Ended December 31, 2013	16,385	(1)	587	15,839	320

Interest expense:
Year Ended December 31, 2014	$90,803		$74,806	$82,702	$40,416
Year Ended December 31, 2013	130,023		68,998	121,353	37,554

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In April 2014, the Taubman Asia operating agreement was amended to provide that so long as the Taubman Asia President is employed by Taubman Asia on April 1, 2016, then during the month ended April 30, 2016, he will have the right to exercise an option to put up to 40% of his ownership interest for cash in December 2016 at a valuation determined as of October 31, 2016. In addition, under the amended agreement, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at December 31, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at December 31, 2014 and December 31, 2013. Any adjustments to the redemption value are recorded through equity.

Partnership Units Issued in Connection with 2011 Acquisition

In December 2011, the Company acquired The Mall at Green Hills and The Gardens on El Paseo and El Paseo Village from affiliates of Davis Street Properties, LLC (Note 2). The purchase price consideration included 1.3 million Operating Partnership units determined based on a value of $55 per unit. These partnership units became eligible to be converted into the Company's common shares in December 2012 pursuant to the Continuing Offer (Note 15). Prior to that date, the holders had the ability to put the units back to the Operating Partnership for cash at the lesser of the current market price of the Company's common shares or $55 per share. Considering the redemption provisions, the Company accounted for these Operating Partnership units as a redeemable noncontrolling interest through December 2012 when they became subject to the Continuing Offer. In December 2012, upon the expiration of the redemption right of these redeemable noncontrolling interests, the carrying value of these units were classified within Noncontrolling Interests on the Consolidated Balance Sheet. As of December 31, 2014, of the 1.3 million Operating Partnership units originally issued as consideration, approximately 1.0 million units were tendered under the Continuing Offer.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interests

2012
Balance January 1	$84,235
Contributions	231
Distributions	(2,456)
Allocation of net income (loss)	(976)
Allocation of other comprehensive income (loss)	(49)
Capital relinquished in connection with TCBL disposition (Note 2)	(8,855)
Transfer to nonredeemable equity	(72,035)
Adjustments of redeemable noncontrolling interests	(95)
Balance December 31	$—

There was no significant activity regarding redeemable noncontrolling interests during the years ended December 31, 2014 or December 31, 2013.

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of December 31, 2014 and December 31, 2013 includes the following:

	2014	2013
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(14,796)	$(37,191)
Noncontrolling interests in partnership equity of TRG	116,376	(58,342)
	$101,580	$(95,533)

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the years ended December 31, 2014, 2013, and 2012 includes the following:

	2014	2013	2012
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$34,239	$10,344	$14,867
Noncontrolling share of income of TRG	350,870	46,434	37,752
	$385,109	$56,778	$52,619
Redeemable noncontrolling interests			(976)
	$385,109	$56,778	$51,643

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Net income attributable to Taubman Centers, Inc. common shareowners	$863,857	$109,908	$83,511
Transfers (to) from the noncontrolling interest:
Increase (Decrease) in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	83	15,129	14,903
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership interest in International Plaza			(339,170)
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership interest in an outlet joint venture		(1,050)
Net transfers (to) from noncontrolling interests	83	14,079	(324,267)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$863,940	$123,987	$(240,756)

(1)
In 2014, 2013, and 2012, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 13), issuances of stock pursuant to the continuing offer (Note 15), issuances of common stock in 2012 (Note 14), the acquisition of additional ownership interest in International Plaza in 2012, redemption of the outlet joint venture partner's interest in 2013, 2013 stock repurchases (Note 14), issuances of Operating Partnership units in connection with the acquisition of centers (Note 2), and redemptions of certain redeemable Operating Partnership Units.

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2014, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $430 million at December 31, 2014, compared to a book value of $(23.0) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (2)	50%	136,706	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (2)	50%	136,706	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50.1%	175,000	1.83%	1.75%		3.58%		December 2021

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

(2)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance of the loan on Fair Oaks Mall.

(3)	The notional amount on this swap is equal to the outstanding principal balance of the floating rate loan on International Plaza, which begins amortizing in February 2015 (Note 5).

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

In June 2014, in connection with entering into the Starwood Purchase and Sale Agreement, the Company discontinued hedge accounting on the MacArthur Center swap and accelerated the reclassification of amounts in Accumulated Other Comprehensive Income (Loss) (AOCI) to earnings as a result of it becoming probable that the center's debt would be early extinguished and the hedged interest payments would not occur. The accelerated amount was a loss of $4.9 million recorded as a component of Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income. The Company also recorded a loss of $2.9 million to Nonoperating Expense for the year ended December 31, 2014 for changes in the fair value of this swap subsequent to the June 2014 discontinuation of hedge accounting. In October 2014, this swap was terminated and the debt was paid off with the proceeds from the sale to Starwood (Note 2). As of December 31, 2014, the Company does not have any derivatives not designated as hedging instruments.

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

The Company expects that approximately $10.5 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2014, 2013, and 2012. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

During the year ended December 31, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center (prior to discontinuation of hedge accounting), which was classified as Nonoperating Income on the Consolidated Statement of Operations and Comprehensive Income. For the years ended December 31, 2013, and December 31, 2012 the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2014	2013	2012		2014	2013	2012
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries (1)				Nonoperating Expense (1)	$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$(7,362)	$9,990	$(2,821)	Interest Expense (1)	$(8,663)	$(3,221)	$(3,190)
Interest rate contracts – UJVs	893	5,083	(1,976)	Equity in Income of UJVs	(3,186)	(3,080)	(3,600)
Total derivatives in cash flow hedging relationships	$(6,469)	$15,073	$(4,797)		$(16,729)	$(6,301)	$(6,790)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiaries				Interest Expense		$(605)	$(605)
Interest rate contract – UJVs				Equity in Income of UJVs			(188)
Total realized losses on settled cash flow hedges					$—	$(605)	$(793)

(1) Includes the MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2014 and 2013.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2014	December 31 2013
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets		$1,543
Interest rate contracts - UJVs	Investment in UJVs	$109
Total assets designated as hedging instruments		$109	$1,543
Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(4,044)	$(3,418)
Interest rate contracts – UJVs	Investment in UJVs	(5,154)	(5,938)
Total liabilities designated as hedging instruments		$(9,198)	$(9,356)

Contingent Features

Two of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. One of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. Three of the Company’s outstanding derivatives contain provisions that state if the Operating Partnership defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. As of December 31, 2014, the Company is not in default on any indebtedness that would trigger a credit risk related default on its current outstanding derivatives.

As of December 31, 2014 and 2013, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $9.2 million and $9.4 million, respectively. As of December 31, 2014 and 2013, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 17 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2014 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2015	$282,484
2016	260,605
2017	233,552
2018	207,722
2019	182,095
Thereafter	535,127

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2104. In addition, one center has an option to extend the term for three 10-year periods and another center has the option to extend the lease term for one additional 10-year period. Ground rent is recognized on a straight-line basis over the lease terms.

The Company also leases certain of its office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2019.

Rental expense on a straight-line basis under operating leases was $12.6 million in 2014, $13.4 million in 2013, and $12.0 million in 2012. Included in these amounts are related party office rental expense of $2.5 million in 2013 and $2.2 million in 2012. As a result of the Company's purchase of the U.S. headquarters building in February 2014 (Note 2), which was previously rented from an affiliate of the Taubman family, related party office rental expense decreased to $0.2 million in 2014. Contingent rent expense under operating leases was $1.7 million in 2014, $1.4 million in 2013, and $0.9 million in 2012. Payables representing straight-line rent adjustments under lease agreements were $44.8 million and $41.2 million, as of December 31, 2014, and 2013, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2015	$9,935
2016	12,834
2017	13,240
2018	13,200
2019	12,737
Thereafter	755,342

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

A. Alfred Taubman and certain of his affiliates receive various management services from the Manager. For such services, Mr. Taubman and affiliates paid the Manager approximately $2.9 million, $3.1 million, and $3.2 million in 2014, 2013, and 2012, respectively. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

Other related party transactions are described in Note 13 and Note 15.

Note 13 - Share-Based Compensation and Other Employee Plans

The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which is shareowner approved, provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted shares or Operating Partnership units, and other awards to acquire up to an aggregate of 8.5 million Company common shares or Operating Partnership units. In addition, non-employee directors have the option to defer their compensation under a deferred compensation plan.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $17.1 million, $12.9 million, and $11.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $2.0 million, $1.6 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification of Grants for Special Dividend

In December 2014, the Company paid a special dividend of $4.75 per share of common stock to all shareholders of record as of the close of business on December 15, 2014. In connection with this special dividend, the Board of Directors approved award adjustments to all outstanding PSU and RSU grants and to options that had not been exercised prior to the ex-dividend date for the special dividend to ensure that the holders were in a neutral economic position after giving effect to the payment of the special dividend.
The number of units subject to each such PSU and RSU grant was increased and for option holders, the exercise price was decreased, so that each grant or option had the same intrinsic value to the holder before and after giving effect to the payment of the special dividend.
The total additional compensation related to the award adjustments was approximately $4.5 million, which will be recognized over the remaining vesting period, if any, of the grants. Amounts relating to vested options were recognized immediately.
Options

Options are granted to purchase units of limited partnership interest in the Operating Partnership, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 15). The options have ten-year contractual terms.

A summary of option activity for the years ended December 31, 2014, 2013, and 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2012	1,321,990	$37.13	4.8	$13.83	-	$55.90
Exercised	(632,188)	31.28
Outstanding at December 31, 2012	689,802	$42.50	3.8	$24.74	-	$55.90
Exercised	(126,366)	36.67
Outstanding at December 31, 2013	563,436	$43.81	2.6	$31.31	-	$55.90
Exercised	(42,143)	42.16
Outstanding at December 31, 2014	521,293	$39.20	1.6	$26.56	-	$51.15	(1)

Fully vested options at December 31, 2014	521,293	$39.20	1.6

(1) Range of exercise prices as of December 31, 2014 reflects adjustments to the exercise price as a result of the grant modification in December 2014.

As of December 31, 2014 and 2013, all options outstanding were fully vested and there was no unrecognized compensation cost related to options.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $19.4 million as of December 31, 2014.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $1.4 million, $4.8 million, and $28.7 million, respectively. Cash received from option exercises for the years ended December 31, 2014, 2013, and 2012 was $1.8 million, $4.6 million, and $19.8 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under both the prior option plan and the 2008 Omnibus Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company’s chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Operating Partnership pays distributions, the deferred option units receive their proportionate share of the distributions, including the special distribution, in the form of cash payments. Under an amendment executed in January 2011, beginning in December 2017 (unless Mr. Taubman retires earlier), the deferred partnership units will be issued in ten annual installments. The deferred units are accounted for as participating securities of the Operating Partnership.

In December 2014, the Company modified all outstanding option awards to ensure that holders were in a neutral economic position after giving effect to the payment of the special dividend by decreasing the exercise price of each award by $4.75. With the exception of the decrease to the exercise price, all terms of the modified awards remained the same as the original awards. The Company estimated the incremental fair values of the modification as of the modification date using a Black-Scholes valuation model considering: the Company’s common stock price at the modification date; before and after modification exercise prices ranging from $31.31 to $55.90 and $26.56 to $51.15, respectively; expected volatility of 13.62% to 19.14%, expected dividend yield of 2.70%, remaining contractual term (in years) of 0.46 to 3.24, and a risk-free interest rate of 0.07% to 0.98%. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect on the modification date.
Performance Share Units

In 2014, 2013, and 2012 the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The vesting date is March 2017, March 2016, and March 2015, for the 2014, 2013, and 2012 grants, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the PSU granted in 2014, 2013, and 2012 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting periods, historical returns of the Company and the peer group of companies, and risk-free interest rates and measurement periods existing at the grant dates. Specific assumptions and the valuation results are shown below.

	Grant Dates
	2014	2013	2012

Risk-free interest rate	0.70%	0.30% to 0.40%	0.35% to 0.45%
Measurement period	3 years	3 years	3 years
Weighted average grant-date fair value	$93.07	$103.37	$107.45

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2014, the Company modified all outstanding PSU grants to ensure that holders were in a neutral economic position after giving effect to the payment of the special dividend by increasing the number of PSU granted in each award. With the exception of the number of PSU granted, all terms of the modified awards remained the same as the original awards. The Company estimated the incremental fair values of the modification as of the modification date using a Monte Carlo simulation, considering the Company’s common stock price at the modification date less the special dividend and the present value of the expected dividends during the remaining vesting periods, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.03% to 0.65%, and a measurement period of 0.24 to 2.25 years.
A summary of PSU activity for the years ended December 31, 2014, 2013, and 2012 is presented below:

	Number of Performance Stock Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	$326,151		$38.20
Granted (three-year vesting)	50,041		107.45
Granted (five-year vesting)	108,224		189.23
Forfeited	(24,733)		123.41
Vested	(196,943)	(1)	15.60
Outstanding at December 31, 2012	$262,740		$122.52
Granted (three-year vesting)	42,178		103.37
Granted (four-year vesting)	15,444		171.05
Forfeited	(12,240)		140.49
Vested	(73,259)	(1)	65.29
Outstanding at December 31, 2013	$234,863		$139.18
Granted	49,157		93.07
Forfeited	(771)		160.09
Vested	(43,858)	(1)	85.40
Special dividend adjustment (2)	15,260		57.00
Outstanding at December 31, 2014	$254,651		$132.86

(1) Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2014, 2013, and 2012 equaled 172%, 300%, and 240%, respectively, of the number of PSU awards vested in the table above.
(2) Represents an adjustment made to the PSU as a result of the grant modification in December 2014.

The total intrinsic value of PSU vested during the years ended December 31, 2014, 2013, and 2012 was $5.3 million, $16.9 million, and $32.8 million, respectively.

None of the PSU outstanding at December 31, 2014 were vested. As of December 31, 2014, there was $14.6 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.93 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

In 2014, 2013, and 2012, restricted share units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The vesting date is March 2017, March 2016, and March 2015 for the 2014, 2013, and 2012 grants, respectively, if continuous service has been provided through that period, or upon retirement or certain other events if earlier. No dividends accumulate during the vesting period.
The Company estimated the values of the RSU granted in 2014 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting periods using a risk-free rate of 0.70%. The result of the Company’s valuations was a weighted average grant-date fair value of $63.95 per RSU granted during 2014. The Company estimated the value of the RSU granted in 2013 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.30% to 0.49%. The result of the Company’s valuations was a weighted average grant-date fair value of $71.67 per RSU granted during 2013. The Company estimated the value of the RSU granted in 2012 using the Company's common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free interest rate of 0.35% to 0.50%. The result of the Company's valuation was a weighted average grant-date fair value of $65.14 per RSU granted 2012.
In 2014, Restricted Share Units (RSU) were granted under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The units vest in March 2017, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period. The Company estimated the values of these RSU using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting periods using a risk-free interest rate of 0.70%. The result of the Company’s valuation was a weighted average grant-date fair value of $63.95 per RSU.

In 2014, the Company also granted a limited number of additional RSU that represent the right to receive upon vesting one share of the Company’s common stock. The units have staggered vesting dates from March 2015 to March 2017, if continuous service has been provided through those periods, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting periods. The Company estimated the value of these additional RSU using the Company's common stock price at the grant date deducting the present value of expected dividends during the vesting periods using a risk-free interest rate of 0.13% to 0.71%. The result of the Company's valuation was a weighted average grant-date fair value of $66.19 per RSU.

In 2013, the Company also granted a limited number of additional RSU that represent the right to receive upon vesting one share of the Company’s common stock. The units have staggered vesting dates from March 2014 to March 2015, if continuous service has been provided through those periods, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting periods. The Company estimated the value of these additional RSU using the Company's common stock price at the grant date deducting the present value of expected dividends during the vesting periods using a risk-free interest rate of 0.10% to 0.19%. The result of the Company's valuation was a weighted average grant-date fair value of $81.38 per RSU.

In December 2014, the Company modified all outstanding RSU grants to ensure that holders were in a neutral economic position after giving effect to the payment of the special dividend by increasing the number of RSU granted in each award. With the exception of the number of RSU granted, all terms of the modified awards remained the same as the original awards. The Company estimated the incremental fair values of the modification as of the modification date using the Company’s common stock price at the modification date less the special dividend and the present value of the expected dividends during the remaining vesting periods using a risk free interest rate of 0.03% to 0.65% and a measurement period of 0.24 to 2.25 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of RSU activity for the years ended December 31, 2014, 2013, and 2012 is presented below:

	Number of Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2012	$605,927	$22.06
Granted	107,653	65.14
Forfeited	(26,665)	46.48
Vested	(364,610)	9.90
Outstanding at December 31, 2012	$322,305	$48.19
Granted (three-year vesting)	92,103	71.67
Granted (staggered vesting)	5,197	81.38
Forfeited	(11,678)	57.60
Vested	(138,028)	37.03
Outstanding at December 31, 2013	$269,899	$62.00
Granted (three-year vesting)	106,540	63.95
Granted (staggered vesting)	8,505	66.19
Forfeited	(4,843)	65.44
Vested	(104,302)	51.96
Special dividend adjustment (1)	17,852	72.27
Outstanding at December 31, 2014	$293,651	$67.00
.
(1) Represents an adjustment made to the RSU as a result of the grant modification in December 2014.

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of approximately 2.02% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2014, 2013, and 2012 was $7.4 million, $10.6 million, and $25.2 million, respectively.

None of the RSU outstanding at December 31, 2014 were vested. As of December 31, 2014, there was $7.9 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.58 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan provides a quarterly grant to each non-employee director of the Company shares of the Company's common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $120,000 in 2014 and 2013, and $70,000 in 2012. As of December 31, 2014, 11,106 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, including special dividends, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the Company’s common stock on the business day immediately before the record date of the applicable dividend payment. There were 113,839 restricted stock units outstanding under the DCP at December 31, 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Employee Plans

As of December 31, 2014 and 2013, the Company had fully vested awards outstanding for 11,508 and 10,536 notional shares of stock, respectively, under a previous long-term performance compensation plan. These awards will be settled in cash based on a twenty day average of the market value of the Company's common stock. The liability for the eventual payout of these awards is marked to market quarterly based on the twenty day average of the Company's stock price. The Company recorded compensation costs related to the plan of $0.2 million for the year ended December 31, 2014, $0.1 million in 2013, and $0.3 million in 2012. In 2012, $0.7 million was paid out under this plan. No awards under this plan were paid out during 2014 or 2013.

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2012 (the Plan). The Company believes the Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $3.3 million in 2014, $3.2 million in 2013, and $3.0 million in 2012.

Note 14 - Common and Preferred Stock and Equity of TRG

Common Stock

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of December 31, 2014, the Company repurchased 787,071 shares of its common stock at an average price of $66.45 per share for a total of $52.3 million under the authorization. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

In August 2012, the Company sold 2,875,000 of its common shares. The proceeds were used by the Company to acquire an equal number of Operating Partnership units. The Operating Partnership paid all offering costs. The Operating Partnership used the net proceeds, after offering costs, of $208.9 million to reduce outstanding borrowings under its revolving lines of credit. No common shares were sold in 2014 or 2013.

Preferred Stock

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2014, 2013, and 2012, 35,500 shares, 176,630 shares, and 1,132,359 shares of Series B Preferred Stock, respectively, were converted to one share, 10 shares, and 65 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

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

In September 2012, the Company redeemed the 8% Series G Cumulative Redeemable Preferred Stock (Series G Preferred Stock) and 7.625% Series H Cumulative Redeemable Preferred Stock (Series H Preferred Stock) at prices per share of $25.35 and $25.33, respectively, which include accrued and unpaid dividends. The Company previously had 4,000,000 shares (par value $100 million) of its Series G Preferred Stock outstanding and 3,480,000 shares (par value $87 million) of its Series H Preferred Stock outstanding. As a result of the redemptions in 2012, the Company recognized charges of $3.3 million and $3.1 million, representing the difference between the carrying values and the redemption prices of its Series G Preferred Stock and Series H Preferred Stock, respectively. These charges are included within Preferred Stock Dividends on the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2012. The Series G Preferred Stock had no stated maturity, sinking fund, or mandatory redemption requirements. Dividends were cumulative and payable on the last day of each calendar quarter. The Series H Preferred Stock had no stated maturity, sinking fund, or mandatory redemption requirements. Dividends were cumulative and payable in arrears on or before the last day of each calendar quarter.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on a market value at December 31, 2014 of $76.42 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.8 billion. The purchase of these interests at December 31, 2014 would have resulted in the Company owning an additional 27% interest in the Operating Partnership.

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

Litigation

In December 2014, the Company settled a previously ongoing litigation in the United States District Court for the Eastern District of Pennsylvania (Case No. 09-CV-01619 and Case No. 11-CV-05676) related to The Pier Shops. No material losses were incurred as a result of the settlement.

The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to personal injury claims. We believe the Company's insurance policy terms and conditions and limits are appropriate and adequate given the relative risk of loss and industry practice. However, there are certain types of losses, such as punitive damage awards, that may not be covered by insurance, and not all potential losses are insured against.

Other

See Note 8 for the Operating Partnership's guarantees of certain notes payable, including guarantees relating to Unconsolidated Joint Ventures, Note 9 for contingent features relating to certain joint venture agreements, Note 10 for contingent features relating to derivative instruments, and Note 13 for obligations under existing share-based compensation plans.

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

	Year Ended December 31
	2014	2013	2012
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$863,857	$109,908	$83,511
Impact of additional ownership of TRG	10,933	497	672
Diluted	$874,790	$110,405	$84,183

Shares (Denominator) – basic	63,267,800	63,591,523	59,884,455
Effect of dilutive securities	1,653,264	983,889	1,491,989
Shares (Denominator) – diluted	64,921,064	64,575,412	61,376,444

Earnings per common share - basic	$13.65	$1.73	$1.39
Earnings per common share - diluted	$13.47	$1.71	$1.37

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

	Year Ended December 31
	2014	2013	2012
Weighted average noncontrolling partnership units outstanding	4,351,727	4,428,624	5,063.736
Unissued partnership units under unit option deferral elections		871,262	871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2014 Using		Fair Value Measurements as of December 31, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$13,059		$12,225
Derivative interest rate contracts (Note 10)				$1,543
Total assets	$13,059	$—	$12,225	$1,543

Derivative interest rate contracts (Note 10)		$(4,044)		$(3,418)
Total liabilities		$(4,044)		$(3,418)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of December 31, 2014, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership (Note 2). The fair value of the partnership units, derived from SPG's common stock price after considering the one-year restriction on the sale of the units, and therefore falling into Level 2 of the fair value hierarchy, was $105.2 million at December 31, 2014. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at December 31, 2014.

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2014 and 2013, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed from acquisitions, an additional 0.75% and 1.00% credit spread was added to the discount rate at December 31, 2014 and December 31, 2013, respectively, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2014 or 2013. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at December 31, 2014 and 2013 were as follows:

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,025,505	$2,056,474	$3,058,053	$3,107,119

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2014 by $29.6 million or 1.4%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2014, 2013, and 2012, net of amounts capitalized of $27.3 million, $16.4 million, and $3.6 million, respectively, was $88.5 million, $128.2 million, and $142.0 million, respectively. In 2014, $11.9 million of income taxes were paid. Income tax payments in 2013 and 2012 were immaterial. The following non-cash investing and financing activities occurred during 2014, 2013, and 2012. This table excludes any non-cash adjustments of noncontrolling interests as a result of equity transactions (Note 9).

	2014	2013	2012
Issuance of a note receivable in connection with the sale of peripheral land		$7,411
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)	$77,711
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)	91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)	18,215
Issuance of note and other receivable in connection with the sale of Taubman TCBL's assets (Note 2)			$9,353
Receipt of escrow in connection with the sale of Taubman TCBL (Note 2)			3,550
Relinquishment of redeemable equity in connection with disposition of Taubman TCBL (Note 2)			8,855
Other non-cash additions to properties	24,315	14,030	19,952

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2012		$(27,613)	$(27,613)		$9,113	$9,113
Current Period Other Comprehensive Income	$1,888	(2,551)	(663)	$756	(1,162)	(406)
Amounts due to changes in ownership		6,212	6,212		(6,212)	(6,212)
December 31, 2012	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income/(loss) before reclassifications	3,150	6,117	9,267	1,257	2,700	3,957
Amounts reclassified from AOCI		3,875	3,875		1,708	1,708
Net current period other comprehensive income	3,150	9,992	13,142	1,257	4,408	5,665
Adjustments due to changes in ownership	2	6	8	(2)	(6)	(8)
December 31, 2013	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income/(loss) before reclassifications	(5,148)	(12,783)	(17,931)	(2,045)	(5,221)	(7,266)
Amounts reclassified from AOCI		11,747	11,747		4,982	4,982
Net current period other comprehensive income/(loss)	(5,148)	(1,036)	(6,184)	(2,045)	(239)	(2,284)
Adjustments due to changes in ownership	7	23	30	(7)	(23)	(30)
December 31, 2014	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838

The following table presents reclassifications out of AOCI for the year ended December 31, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Discontinuation of hedge accounting - consolidated subsidiary	$4,880	Nonoperating Expense
Realized loss on interest rate contracts - consolidated subsidiaries	8,663	Interest Expense
Realized loss on interest rate contracts - UJVs	3,186	Equity in Income in UJVs
Total reclassifications for the period	$16,729

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the year ended December 31, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$3,826	Interest Expense
Realized loss on interest rate contracts - UJVs	3,080	Equity in Income of UJVs
Realized gain on sale of securities	(1,323)	Nonoperating Income
Total reclassifications for the period	$5,583

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2014 and 2013:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$174,778	$169,985	$176,044	$158,322
Equity in income of Unconsolidated Joint Ventures	12,068	14,675	14,479	20,780
Net income	526,157	39,054	56,637	656,274
Net income attributable to TCO common shareowners	369,125	21,344	33,682	439,706
Earnings per common share – basic	$5.84	$0.34	$0.53	$6.94
Earnings per common share – diluted	$5.74	$0.33	$0.53	$6.86

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$183,257	$178,187	$193,938	$211,772
Equity in income of Unconsolidated Joint Ventures	10,346	11,481	12,220	18,418
Net income	46,356	33,603	43,243	66,166
Net income attributable to TCO common shareowners	27,744	17,842	24,488	39,834
Earnings per common share – basic	$0.44	$0.28	$0.38	$0.63
Earnings per common share – diluted	$0.43	$0.28	$0.38	$0.62

During the first quarter of 2014, the Company recognized a $476.9 million gain, net of tax, from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project. Subsequent to the disposition, International Plaza was accounted for as an Unconsolidated Joint Venture and included in Equity in income of Unconsolidated Joint Ventures.

During the fourth quarter of 2014, the Company recognized a $629.7 million gain on the dispositions of the seven centers to Starwood. Also in the fourth quarter as a result of the Starwood disposition, the Company recognized an expense charge of $36.4 million related to the loss on extinguishment of debt at MacArthur Center, Northlake Mall, The Mall at Partridge Creek, and The Mall at Wellington Green.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - New Accounting Pronouncement

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

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2014, 2013, and 2012
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year Ended December 31, 2014
Allowance for doubtful receivables	$1,934	$2,900		$(1,145)	$(762)	(1)	$2,927
Year Ended December 31, 2013
Allowance for doubtful receivables	$3,424	$489		$(1,979)			$1,934
Year Ended December 31, 2012
Allowance for doubtful receivables	$3,303	$1,397		$(1,276)			$3,424

(1)	Amount represents balances associated with portfolio of seven centers sold to Starwood that were sold in the fourth quarter of 2014.

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Year Opened / Expanded	Year Acquired	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$209,093	$93,915		$303,008	$303,008		$169,849	$133,159			1982		40 years
Cherry Creek Shopping Center Denver, CO		99,087	140,160		239,247	239,247		141,297	97,950	$280,000		1990 / 1998		40 years
City Creek Shopping Center Salt Lake City, UT		75,229	873		76,102	76,102		7,569	68,533	83,189		2012		30 years
Dolphin Mall, Miami, FL	$34,881	222,301	68,401	$34,881	290,702	325,583		103,066	222,517			2001 / 2007		50 years
The Gardens on El Paseo/ El Paseo Village Palm Desert, CA	23,500	131,858	6,073	23,500	137,931	161,431		11,793	149,638	83,059 / 15,932	(1)	1998 / 2010	2011	40 Years / 48 Years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773	46,465	15,506	235,238	250,744		122,375	128,369	217,281		1998		50 years
The Mall at Green Hills Nashville, TN	48,551	332,261	13,506	48,551	345,767	394,318		31,358	362,960	150,000		1955 / 2011	2011	40 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	166,243	25,114	333,838	358,952		175,565	183,387	540,000		1980 / 1994 / 1995		40 years
Taubman Prestige Outlets Chesterfield Chesterfield, MO	16,079	108,934	757	16,079	109,691	125,770		7,075	118,695			2013		50 years
Twelve Oaks Mall Novi, MI	25,410	190,455	89,471	25,410	279,926	305,336		144,332	161,004			1977 / 1978 / 2007 / 2008		50 years
Other:

Office Facilities	5,123	12,519	34,058	5,123	46,577	51,700		27,440	24,260	17,265	(2)		2014	35 years
Peripheral Land	28,120			28,120		28,120			28,120
Construction in Process and Development - pre-construction costs	33,382	466,601	78,610	33,382	545,211	578,593			578,593	163,779
Assets under CDD Obligations	3,969	58,512		3,969	58,512	62,481		27,583	34,898
Other		1,120			1,120	1,120		743	377
Total	$259,635	$2,264,338	$738,532	$259,635	$3,002,870	$3,262,505	(3)	$970,045	$2,292,460

Schedule III

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2014, 2013, and 2012 are as follows:

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

	Total Real Estate Assets					Accumulated Depreciation
	2014		2013	2012		2014		2013	2012
Balance, beginning of year	$4,485,090		$4,246,000	$4,020,954	Balance, beginning of year	$(1,516,982)		$(1,395,876)	$(1,271,943)
Acquisitions	17,642	(4)			Depreciation	(110,129)		(142,458)	(134,858)
New development and improvements	448,462		280,972	237,877	Disposals/Write-offs	530,916	(5)	21,352	10,925
Disposals/Write-offs	(1,308,529)	(5)	(35,964)	(11,972)	Transfers (In)/Out	126,150	(6)
Transfers In/(Out)	(380,160)	(6)	(5,918)	(859)	Balance, end of year	$(970,045)		$(1,516,982)	$(1,395,876)
Balance, end of year	$3,262,505		$4,485,090	$4,246,000

(1)
Balances represent the two different mortgage notes held separately on The Gardens on El Paseo and El Paseo Village for $83.1 million and $15.9 million, respectively, which include $1.6 million and $0.1 million, respectively, of purchase accounting premiums.

(2)	Balance includes purchase accounting adjustment of $0.2 million.

(3)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2014 was $3.513 billion.

(4)	Primarily represents the book value of the Company's acquisition of the U.S. Headquarters building in February 2014 (Note 2).

(5)	Primarily represents the book balances of the Sale Centers that were sold to Starwood in the fourth quarter of 2014 (Note 2).

(6)
Primarily represents the book balances of International Plaza. In January 2014, the Company sold a total of 49.9% of its interests in the entity that owns International Plaza. The disposition decreased the Company's ownership in the center to a noncontrolling 50.1% interest. Subsequent to the disposition, International Plaza is accounted for as an Unconsolidated Joint Venture.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	February 24, 2015	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 24, 2015
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman, Chief Financial	February 24, 2015
Lisa A. Payne	Officer, and Director (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 24, 2015
William S. Taubman	and Director

/s/ Esther R. Blum	Senior Vice President, Controller, and	February 24, 2015
Esther R. Blum	Chief Accounting Officer

/s/ Graham Allison	Director	February 24, 2015
Graham Allison

/s/ Jerome A. Chazen	Director	February 24, 2015
Jerome A. Chazen

/s/ Craig M. Hatkoff	Director	February 24, 2015
Craig M. Hatkoff

/s/ Peter Karmanos, Jr.	Director	February 24, 2015
Peter Karmanos, Jr.

/s/ William U. Parfet	Director	February 24, 2015
William U. Parfet

/s/ Ronald W. Tysoe	Director	February 24, 2015
Ronald W. Tysoe

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
2.3	Purchase and Sale Agreement, dated June 17, 2014, by and among the Parties listed in Exhibit A (Sellers) and SRP TM Holdings, L.P. (Purchaser).	8-K		2.1	June 18, 2014
2.4	Purchase and Sale Agreement, dated June 17, 2014, by and among Partridge Creek Fashion Park LLC and Purchaser.	8-K		2.2	June 18, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Amended and Restated Promissory Note A-1, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.1	December 16, 2005
4.2	Amended and Restated Promissory Note A-2, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	December 16, 2005
4.3	Amended and Restated Promissory Note A-3, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.3	December 16, 2005
4.4	Amended and Restated Mortgage, Security Agreement and Fixture Filings, dated December 14, 2005 by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.4	December 16, 2005
4.5	Amended and Restated Assignment of Leases, dated December 14, 2005, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.5	December 16, 2005
4.6	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.6.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.6.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014
4.7	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.7.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.1	October 20, 2014
4.8	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.8.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014
4.9	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.9.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	October 20, 2014
4.10	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.10.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.10.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.11	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.12	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.1.5	Fifth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K				X
*10.1.6	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.6.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2013.	10-K	December 31, 2012	10.12.1
*10.12.1	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2015.					X
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.15.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.					X
*10.15.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.					X
*10.16	The Form of Fair Competition Agreement, by and between the Company and various officers of the Company.	10-Q	September 30, 2009	10(a)
10.17	Partnership Interest Purchase Agreement dated as of December 17, 2012 between CSAT, L.P., and Woodland Shopping Center Limited Partnership.	8-K		10	December 20, 2012
*10.18	Amended and Restated Employment Agreement dated April 30, 2014 between Taubman Asia Management Limited and René Tremblay.	8-K		10.2	May 5, 2014
*10.19	Employment Agreement between The Taubman Company LLC and David Joseph.	10-K	December 31, 2013	10.20

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.20	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.	10-K	December 31, 2013	10.21
*10.20.1	Amendment to Change of Control Employment Agreement, dated March 17, 2014, by and among Taubman Centers Inc., The Taubman Realty Group Limited Partnership, and David Joseph.	8-K		10.1	March 20, 2014
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
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