Form 10-Q
period 2015-03-31
TAUBMAN CENTERS INC
filed 2015-05-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015
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

☐ Yes ☒ No

As of April 30, 2015, there were outstanding 61,809,208 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2015	December 31 2014
Assets:
Properties	$3,392,167	$3,262,505
Accumulated depreciation and amortization	(989,649)	(970,045)
	$2,402,518	$2,292,460
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	386,986	370,004
Cash and cash equivalents	105,539	276,423
Restricted cash (Note 5)	28,042	37,502
Accounts and notes receivable, less allowance for doubtful accounts of $3,258 and $2,927 in 2015 and 2014	45,498	49,245
Accounts receivable from related parties	3,223	832
Deferred charges and other assets	190,646	188,435
Total Assets	$3,162,452	$3,214,901

Liabilities:
Notes payable (Note 5)	$2,057,403	$2,025,505
Accounts payable and accrued liabilities	306,883	292,802
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Notes 2 and 4)	475,794	476,651
	$2,840,080	$2,794,958
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,044,939 and 25,117,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at March 31, 2015 and December 31, 2014

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at March 31, 2015 and December 31, 2014

Common Stock, $0.01 par value, 250,000,000 shares authorized, 62,307,024 and 63,324,409 shares issued and outstanding at March 31, 2015 and December 31, 2014	623	633
Additional paid-in capital	757,125	815,961
Accumulated other comprehensive income (loss) (Note 13)	(21,124)	(15,068)
Dividends in excess of net income	(488,849)	(483,188)
	$247,800	$318,363
Noncontrolling interests (Note 7)	74,572	101,580
	$322,372	$419,943
Total Liabilities and Equity	$3,162,452	$3,214,901

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2015	2014
Revenues:
Minimum rents	$74,567	$97,890
Percentage rents	2,930	4,662
Expense recoveries	43,912	62,709
Management, leasing, and development services	2,957	2,505
Other	4,623	7,012
	$128,989	$174,778
Expenses:
Maintenance, taxes, utilities, and promotion	$31,633	$47,941
Other operating	13,218	15,496
Management, leasing, and development services	1,130	1,285
General and administrative	11,925	11,537
Interest expense	13,525	26,130
Depreciation and amortization	24,041	35,118
	$95,472	$137,507
Nonoperating income, net	1,246	1,103
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$34,763	$38,374
Income tax expense (Note 3)	(838)	(699)
Equity in income of Unconsolidated Joint Ventures (Note 4)	17,075	12,068
Income before gain on dispositions, net of tax	$51,000	$49,743
Gain on dispositions, net of tax (Note 2)		476,414
Net income	$51,000	$526,157
Net income attributable to noncontrolling interests (Note 7)	(15,102)	(150,780)
Net income attributable to Taubman Centers, Inc.	$35,898	$375,377
Distributions to participating securities of TRG (Note 9)	(492)	(468)
Preferred stock dividends	(5,784)	(5,784)
Net income attributable to Taubman Centers, Inc. common shareowners	$29,622	$369,125

Net income	$51,000	$526,157
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other	(9,389)	(5,512)
Cumulative translation adjustment	(1,917)	(3,186)
Reclassification adjustment for amounts recognized in net income	2,893	3,304
	(8,413)	(5,394)
Comprehensive income	$42,587	$520,763
Comprehensive income attributable to noncontrolling interests	(12,690)	(149,212)
Comprehensive income attributable to Taubman Centers, Inc.	$29,897	$371,551

Basic earnings per common share (Note 11)	$0.47	$5.84

Diluted earnings per common share (Note 11)	$0.47	$5.74

Cash dividends declared per common share	$0.5650	$0.5400

Weighted average number of common shares outstanding – basic	63,039,777	63,165,611

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(25,250)		25,250						—
Repurchase of common stock (Note 6)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 9)			135,447	2	1,798				1,800
Adjustments of noncontrolling interests (Note 7)					(6)	21		(15)	—
Contributions from noncontrolling interests								22,345	22,345
Dividends and distributions							(40,424)	(15,161)	(55,585)
Other	1,431				143		(52)	10	101
Net income							375,377	150,780	526,157
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(3,882)		(1,630)	(5,512)
Cumulative translation adjustment						(2,280)		(906)	(3,186)
Reclassification adjustment for amounts recognized in net income						2,336		968	3,304
Balance, March 31, 2014	39,627,250	$25	63,262,045	$633	$798,705	$(12,719)	$(573,755)	$60,858	$273,747

Balance, January 1, 2015	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(72,061)		72,065	1	(1)				—
Repurchase of common stock (Note 6)			(1,153,230)	(12)	(84,970)				(84,982)
Share-based compensation under employee and director benefit plans (Note 9)			63,780	1	2,808				2,809
Adjustments of noncontrolling interests (Note 7)					23,324	(55)		(23,269)	—
Dividends and distributions							(41,460)	(16,429)	(57,889)
Other					3		(99)		(96)
Net income							35,898	15,102	51,000
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(6,698)		(2,691)	(9,389)
Cumulative translation adjustment						(1,367)		(550)	(1,917)
Reclassification adjustment for amounts recognized in net income						2,064		829	2,893
Balance, March 31, 2015	39,544,939	$25	62,307,024	$623	$757,125	$(21,124)	$(488,849)	$74,572	$322,372

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2015	2014
Cash Flows From Operating Activities:
Net income	$51,000	$526,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,041	35,118
Provision for bad debts	456	240
Gain on dispositions		(486,620)
Income from Unconsolidated Joint Ventures in excess of distributions	(1,448)
Other	517	4,138
Decrease in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(2,696)	(2,802)
Accounts payable and accrued liabilities	(20,385)	(13,717)
Net Cash Provided By Operating Activities	$51,485	$62,514

Cash Flows From Investing Activities:
Additions to properties	$(97,414)	$(64,845)
Cash drawn from (provided to) escrow related to center construction projects (Note 5)	7,784	(44,992)
Proceeds from dispositions, net of transaction costs (Note 2)		385,598
Contributions to Unconsolidated Joint Ventures	(20,242)	(11,767)
Distributions from Unconsolidated Joint Ventures in excess of income		9,350
Other	323	7,345
Net Cash Provided By (Used In) Investing Activities	$(109,549)	$280,689

Cash Flows From Financing Activities:
Payments on revolving line of credit, net		$(69,150)
Debt proceeds	$51,031
Other debt payments	(18,645)	(101,256)
Debt issuance costs	(182)
Repurchase of common stock	(84,982)	(17)
Issuance of common stock and/or partnership units in connection with incentive plans	(2,153)	(2,395)
Distributions to noncontrolling interests	(16,429)	(15,161)
Distributions to participating securities of TRG	(492)	(468)
Contributions from noncontrolling interests		22,345
Cash dividends to preferred shareowners	(5,784)	(5,784)
Cash dividends to common shareowners	(35,184)	(34,172)
Net Cash Used In Financing Activities	$(112,820)	$(206,058)

Net Increase (Decrease) In Cash and Cash Equivalents	$(170,884)	$137,145

Cash and Cash Equivalents at Beginning of Period	276,423	40,993

Cash and Cash Equivalents at End of Period	$105,539	$178,138

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2015 included 19 urban and suburban shopping centers operating in 10 states and Puerto Rico.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s operations and developments in China and South Korea, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of March 31, 2015. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

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

Outstanding voting securities of the Company at March 31, 2015 consisted of 25,044,939 shares of Series B Preferred Stock and 62,307,024 shares of common stock.

The Operating Partnership

At March 31, 2015, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at March 31, 2015 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the three months ended March 31, 2015 and 2014 was 72%. At March 31, 2015, the Operating Partnership had 87,370,413 partnership units outstanding, of which the Company owned 62,307,024 units.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Dispositions, Acquisition, and Developments

Dispositions

Sale of Centers to Starwood

In October 2014, the Company completed the disposition of a portfolio of seven centers to an affiliate of the Starwood Capital Group (Starwood). The following centers were sold: MacArthur Center in Norfolk, Virginia, Stony Point Fashion Park in Richmond, Virginia, Northlake Mall in Charlotte, North Carolina, The Mall at Wellington Green in Wellington, Florida, The Shops at Willow Bend in Plano, Texas, The Mall at Partridge Creek in Clinton Township, Michigan, and Fairlane Town Center in Dearborn, Michigan. The results of the seven centers are in the Company's continuing operations for all periods prior to the October 2014 sale, pursuant to the Company's previous adoption of ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" beginning January 1, 2014.

As a result of the sale, the Company underwent a restructuring plan to reduce its workforce across various areas of the organization. As of March 31, 2015, substantially all of the restructuring costs were paid.

International Plaza

In January 2014, the Company sold a total of 49.9% of the Company's interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. During the three months ended March 31, 2014, a gain of $367 million (net of tax of $10.2 million) was recognized as a result of the transaction. The Company's ownership in the center decreased to a noncontrolling 50.1% interest, which is accounted for under the equity method subsequent to the disposition.

Arizona Mills/Oyster Bay

In January 2014, the Company completed the sale of its 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group (SPG). The consideration, excluding transaction costs, consisted of $60 million of cash and 555,150 partnership units in Simon Property Group Limited Partnership. The number of partnership units received was determined based on a value of $154.91 per unit. The fair value of the partnership units recognized for accounting purposes was $77.7 million, after considering the one-year restriction on the sale of these partnership units (Note 12). The number of partnership units subsequently increased to 590,124, in lieu of the Company's participation in a distribution of certain partnership units of another entity by SPG and Simon Property Group Limited Partnership. The increase in the number of partnership units was neutral to the market value of the Company's holdings as of the transaction date. The Company's investment in the partnership units is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. As a result of the sale, the Company was relieved of its $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. A gain of $109 million was recognized as a result of the transaction.

Acquisition

Purchase of U.S. Headquarters Building

In February 2014, the Company purchased the U.S. headquarters building located in Bloomfield Hills, Michigan for approximately $16.1 million from an affiliate of the Taubman family. In exchange for the building, the Company assumed the $17.4 million, 5.90% fixed rate loan on the building, issued 1,431 Operating Partnership units (and a corresponding number of shares of Series B Preferred Stock), and received $1.4 million in escrowed and other cash from the affiliate. In March 2015, the Company refinanced the loan on the building (Note 5).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Development

International Market Place

International Market Place, a 0.4 million square foot center is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is expected to open in August 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of March 31, 2015, the Company's capitalized costs for the project were $136.2 million ($127.5 million at TRG's share).

The Mall of San Juan

The Mall of San Juan, a 0.6 million square foot center in San Juan, Puerto Rico opened in March 2015. The center is anchored by Nordstrom and Saks Fifth Avenue. As of March 31, 2015, the Company owned an 80% interest in the project. In April 2015, the Company acquired an additional 15% interest, bringing the Company's ownership interest to 95%. The additional interest was acquired at cost. As of March 31, 2015, the Company had capitalized costs of $454.9 million ($432.5 million at TRG's increased share).

Asia Development

CityOn.Xi'an

The Company has a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, which will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development under construction in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in spring 2016. As of March 31, 2015, the Company's share of total project costs were $86.7 million, as increased by $0.6 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Zhengzhou

The Company also has a second joint venture with Wangfujing which owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center, CityOn.Zhengzhou, under construction in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in spring 2016. As of March 31, 2015, the Company's share of total project costs were $52.4 million, as increased by immaterial cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Hanam Union Square

The Company's joint venture with Shinsegae Group, South Korea's largest retailer, is developing an approximately 1.7 million square foot shopping center, Hanam Union Square, under construction in Hanam, Gyeonggi Province, South Korea, which is scheduled to open in early fall 2016. The Company has partnered with a major institution in Asia for a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing the Company's effective ownership to 34.3%. As of March 31, 2015, the Company's share of total project costs were $148.1 million, as decreased by $3.0 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three months ended March 31, 2015 and 2014 consisted of the following:

	2015	2014
Federal current	$496	$8,905
Federal deferred	(85)	193
Foreign current	274	217
Foreign deferred	29	(4)
State current	120	1,594
State deferred	4
	$838	$10,905
Less income tax expense allocated to Gain on Dispositions (1)		(10,206)
Total income tax expense	$838	$699

(1)
Amount represents the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The tax on the sale is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income and was subsequently adjusted to $9.7 million during the quarter ended June 30, 2014.

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014 were as follows:

	2015	2014
Deferred tax assets:
Federal	$1,501	$1,382
Foreign	1,761	1,806
State	432	471
Total deferred tax assets	$3,694	$3,659
Valuation allowances	(1,633)	(1,703)
Net deferred tax assets	$2,061	$1,956
Deferred tax liabilities:
Federal	$626	$592
Foreign	486	473
State	135	89
Total deferred tax liabilities	$1,247	$1,154

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the sole direct or indirect managing general partner or managing member of Fair Oaks, International Plaza, Stamford Town Center, Sunvalley, The Mall at University Town Center, and Westfarms. The Operating Partnership also provides certain management, leasing, and/or development services to the other shopping centers noted below.

Shopping Center	Ownership as of March 31, 2015 and December 31, 2014
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50%
Hanam Union Square (under construction)	Note 2
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

The estimated fair value of the Unconsolidated Joint Ventures’ mortgage notes payable was $2.0 billion at both March 31, 2015 and December 31, 2014. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of March 31, 2015 and December 31, 2014 excluded the balances of Hanam Union Square, CityOn.Xi'an, and CityOn.Zhengzhou, which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	March 31 2015	December 31 2014
Assets:
Properties	$1,593,495	$1,580,926
Accumulated depreciation and amortization	(559,503)	(548,646)
	$1,033,992	$1,032,280
Cash and cash equivalents	39,262	49,765
Accounts and notes receivable, less allowance for doubtful accounts of $2,156 and $1,590 in 2015 and 2014	37,413	38,788
Deferred charges and other assets	40,044	33,200
	$1,150,711	$1,154,033

Liabilities and accumulated deficiency in assets:
Notes payable	$2,002,957	$1,989,546
Accounts payable and other liabilities	84,279	103,161
TRG's accumulated deficiency in assets	(524,082)	(525,759)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(412,443)	(412,915)
	$1,150,711	$1,154,033

TRG's accumulated deficiency in assets (above)	$(524,082)	$(525,759)
TRG's investment in properties under construction (Note 2)	250,116	232,091
TRG basis adjustments, including elimination of intercompany profit	130,682	132,058
TCO's additional basis	54,476	54,963
Net investment in Unconsolidated Joint Ventures	$(88,808)	$(106,647)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	475,794	476,651
Investment in Unconsolidated Joint Ventures	$386,986	$370,004

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2015	2014
Revenues	$91,914	$77,225
Maintenance, taxes, utilities, promotion, and other operating expenses	$26,995	$24,998
Interest expense	21,229	18,147
Depreciation and amortization	12,752	10,858
Total operating costs	$60,976	$54,003
Nonoperating income, net	8	2
Net income	$30,946	$23,224

Net income attributable to TRG	$17,053	$12,758
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	508	(203)
Depreciation of TCO's additional basis	(486)	(487)
Equity in income of Unconsolidated Joint Ventures	$17,075	$12,068

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$36,506	$29,090
Interest expense	(11,363)	(9,844)
Depreciation and amortization	(8,068)	(7,178)
Equity in income of Unconsolidated Joint Ventures	$17,075	$12,068

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%) and The Mall of San Juan (20% as of March 31, 2015), as well as the noncontrolling interests in The Mall at Wellington Green (10%) and MacArthur Center (5%) through the disposition of the centers in October 2014 (Note 2).

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
March 31, 2015	$2,057,403		$2,002,957	$1,876,841	$1,092,023
December 31, 2014	2,025,505		1,989,546	1,852,749	1,085,991

Capitalized interest:
Three Months Ended March 31, 2015	$8,672	(1)	$56	$8,335	$28
Three Months Ended March 31, 2014	5,392	(1)	768	5,173	384

Interest expense:
Three Months Ended March 31, 2015	$13,525		$21,229	$11,871	$11,363
Three Months Ended March 31, 2014	26,130		18,147	24,066	9,844

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

2015 Financing

In March 2015, the Company completed a $12.0 million non-recourse refinancing on its U.S. headquarters building. The loan is interest only for the entire nine-year term, bears interest at LIBOR plus 1.40%, and is prepayable at any time. The rate on the loan is fixed at 3.49% as a result of an interest rate swap (Note 8). The proceeds from the new loan and available cash were used to pay off the existing $17.0 million, 5.90% fixed rate loan.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2015, the corporate minimum fixed charge coverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of March 31, 2015. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The maximum amount of the construction facility is $225 million. The outstanding balance of The Mall at University Town Center construction financing facility as of March 31, 2015 was $206.3 million. Accrued but unpaid interest as of March 31, 2015 was $0.3 million. The principal guarantee may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guarantee may be released. The Company believes the likelihood of a payment under the guarantee to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The maximum amount of the construction facility is $320 million. The outstanding balance of The Mall of San Juan construction financing facility as of March 31, 2015 was $202.8 million. Accrued but unpaid interest as of March 31, 2015 was $0.2 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the additional $175 million financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of March 31, 2015, the interest rate swap was in a liability position of $2.6 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of March 31, 2015 and December 31, 2014, the Company’s cash balances restricted for these uses were $28.0 million and $37.5 million, respectively. As of March 31, 2015, $25.8 million of the $28.0 million of restricted cash was required under certain debt agreements to be in escrow for certain major construction projects.

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of March 31, 2015, the Company repurchased 1,940,301 shares of its common stock at an average price of $70.75 per share for a total of $137.3 million under the authorization. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). The Taubman Asia operating agreement provides that so long as the Taubman Asia President is employed by Taubman Asia on April 1, 2016, then during the month ended April 30, 2016, he will have the right to exercise an option to put up to 40% of his ownership interest for cash in December 2016 at a valuation determined as of October 31, 2016. In addition, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at March 31, 2015 and December 31, 2014. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at March 31, 2015 and December 31, 2014. Any adjustments to the redemption value are recorded through equity.

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of March 31, 2015 and December 31, 2014 included the following:

	2015	2014
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(14,451)	$(14,796)
Noncontrolling interests in partnership equity of TRG	89,023	116,376
	$74,572	$101,580

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended March 31, 2015 and March 31, 2014 included the following:

	2015	2014
Net income attributable to non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,591	$3,118
Noncontrolling share of income of TRG	12,511	147,662
	$15,102	$150,780

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2015 and March 31, 2014:

	2015	2014
Net income attributable to Taubman Centers, Inc. common shareowners	$29,622	$369,125
Transfers (to) from the noncontrolling interest:
Increase (decrease) in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	23,324	(6)
Net transfers (to) from noncontrolling interests	23,324	(6)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$52,946	$369,119

(1)
In 2015 and 2014 adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9), issuances of stock pursuant to the Continuing Offer (Note 10), and stock repurchases (Note 6).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2015, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $430 million at March 31, 2015, compared to a book value of $(22.7) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	136,218	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	136,218	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	174,495	1.83%	1.75%		3.58%		December 2021

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $475 million TRG Term Loan. The credit spread on this loan can also vary within a range of 1.35% to 1.90%, depending on the Company's leverage ratio at the measurement date.

(2)	The notional amount on this swap is equal to the outstanding principal balance of the floating rate loan on the U.S. headquarters building.

(3)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance of the loan on Fair Oaks Mall.

(4)	The notional amount on this swap is equal to the outstanding principal balance of the floating rate loan on International Plaza.

Cash Flow Hedges of Interest Rate Risk

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of Other Comprehensive Income (OCI). The ineffective portion of the change in fair value, if any, is recognized directly in earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in Accumulated Other Comprehensive Income (AOCI) during the term of the hedged debt transaction.

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

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2015, the Company had $0.2 million of hedge ineffectiveness related to the swaps used to hedge the TRG term loan. During the three months ended March 31, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center. The hedge ineffectiveness for both periods was classified as Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(4,538)	$(2,451)	Interest Expense	$(1,770)	$(2,536)
Interest rate contracts – UJVs	(1,959)	243	Equity in Income of UJVs	(1,123)	(768)
Total derivatives in cash flow hedging relationships	$(6,497)	$(2,208)		$(2,893)	$(3,304)

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.

		Fair Value
	Consolidated Balance Sheet Location	March 31 2015	December 31 2014
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contract – UJV	Investment in UJVs		$109
Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(8,809)	$(4,044)
Interest rate contracts – UJVs	Investment in UJVs	(7,003)	(5,154)
Total liabilities designated as hedging instruments		$(15,812)	$(9,198)

Contingent Features

Two of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. One of the Company's outstanding derivatives contains provisions that state if the hedged entity defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. Three of the Company’s outstanding derivatives contain provisions that state if the Operating Partnership defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. One of the Company's outstanding derivatives contains provisions that state if the hedged entity defaults on any of its indebtedness in excess of $0.1 million, then the derivative obligation could also be declared in default. As of March 31, 2015, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.

As of March 31, 2015 and December 31, 2014, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $15.8 million and $9.2 million, respectively. As of March 31, 2015 and December 31, 2014, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 12 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $4.3 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.8 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

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

Options

A summary of option activity for the three months ended March 31, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2015	521,293	$39.20	1.6	$26.56	-	$51.15
Outstanding at March 31, 2015	521,293	$39.20	1.4	$26.56	-	$51.15

Fully vested options at March 31, 2015	521,293	$39.20	1.4

No options were granted during the three months ended March 31, 2015.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $19.8 million as of March 31, 2015.

No options were exercised in the three months ended March 31, 2015 or 2014. As of March 31, 2015, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

In March 2015, the Company granted Performance Share Units (PSU) under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group, plus a cash payment equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date. The units vest in March 2018 if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

The Company estimated the value of these PSU granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date, historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.12% and a measurement period of approximately three years. The resulting weighted average grant-date fair value was $112.30 per PSU.

A summary of PSU activity for the three months ended March 31, 2015 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	254,651		$132.86
Vested	(43,575)	(1)	97.44
Granted	50,256		112.30
Forfeited	(3,358)		180.73
Outstanding at March 31, 2015	257,974		$134.84

(1)	Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the three months ended March 31, 2015 was zero.

None of the PSU outstanding at March 31, 2015 were vested. As of March 31, 2015, there was $17.6 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

Restricted Share Units

In March 2015, Restricted Share Units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock, plus a cash payment equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date. The units vest in March 2018, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The Company estimated the values of these RSU using the Company’s common stock price at the grant date. The Company’s valuation was a grant-date fair value of $74.36 per RSU.

A summary of RSU activity for the three months ended March 31, 2015 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	293,651	$67.00
Vested	(92,628)	65.48
Granted	100,682	74.36
Forfeited	(508)	69.13
Outstanding at March 31, 2015	301,197	$69.92

None of the RSU outstanding at March 31, 2015 were vested. As of March 31, 2015, there was $13.0 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.2 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in the Operating Partnership in 1992, the Company entered into an agreement (as later amended and restated, the Cash Tender Agreement) with A. Alfred Taubman, as trustee of the A. Alfred Taubman Restated Revocable Trust (the Revocable Trust) and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in the Operating Partnership, whereby each of the revocable trust and TVG has the right to tender to the Company partnership units in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. Control of TVG is shared by the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the person making a tender, partnership units in the Operating Partnership held by members of A. Alfred Taubman’s family and partnership units held by entities in which his family members hold interests may be included in such a tender. Upon the death of A. Alfred Taubman in April 2015, the successor trustees of the trust (Robert S. Taubman, William S. Taubman and Gayle Taubman Kalisman) act on behalf of the trust.

The Company will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. The Company accounts for the Cash Tender Agreement as a freestanding written put option. As the option put price is defined by the current market price of the Company's stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at March 31, 2015 of $77.13 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.9 billion. The purchase of these interests at March 31, 2015 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

Continuing Offer

The Company has made a continuing, irrevocable offer to all present holders (other than certain excluded holders, currently TVG and the Revocable Trust), permitted assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

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

Other

See Note 5 for the Operating Partnership's guarantees of certain notes payable, including guarantees relating to Unconsolidated Joint Ventures, Note 7 for contingent features relating to certain joint venture agreements, Note 8 for contingent features relating to derivative instruments, and Note 9 for obligations under existing share-based compensation plans.

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

	Three Months Ended March 31
	2015	2014
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$29,622	$369,125
Impact of additional ownership of TRG	125	3,055
Diluted	$29,747	$372,180

Shares (Denominator) – basic	63,039,777	63,165,611
Effect of dilutive securities	895,503	1,655,992
Shares (Denominator) – diluted	63,935,280	64,821,603

Earnings per common share - basic	$0.47	$5.84
Earnings per common share – diluted	$0.47	$5.74

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

	Three Months Ended March 31
	2015	2014
Weighted average noncontrolling partnership units outstanding	4,149,149	4,338,681
Unissued partnership units under unit option deferral elections	871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2015 Using		Fair Value Measurements as of December 31, 2014 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$13,037		$13,059
Total assets	$13,037	$—	$13,059	$—

Derivative interest rate contracts (Note 8)		$(8,809)		$(4,044)
Total liabilities		$(8,809)		$(4,044)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of March 31, 2015, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership (Note 2). The fair value of the partnership units is derived from SPG's common stock price, and therefore falls into level 2 of the fair value hierarchy, was $115.5 million at March 31, 2015 and $105.2 million at December 31, 2014. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at both March 31, 2015 and December 31, 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2015 and December 31, 2014, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed from acquisitions, an additional 0.75% credit spread was added to the discount rate at March 31, 2015 and December 31, 2014 to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2015 or December 31, 2014. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at March 31, 2015 and December 31, 2014 were as follows:

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,057,403	$2,087,651	$2,025,505	$2,056,474

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2015 by $27.2 million or 1.3%.

Cash Equivalents and Notes Receivable

The fair value of cash equivalents and notes receivable approximates their carrying value due to their short maturity. The fair value of cash equivalents is derived from quoted market prices and therefore falls into Level 1 of the fair value hierarchy. The fair value of notes receivable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy.

See Note 4 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 8 regarding additional information on derivatives.

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the three months ended March 31, 2015 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2015	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838
Other comprehensive income/(loss) before reclassifications	(1,367)	(6,698)	(8,065)	(550)	(2,691)	(3,241)
Amounts reclassified from AOCI		2,064	2,064		829	829
Net current period other comprehensive income/(loss)	$(1,367)	$(4,634)	$(6,001)	$(550)	$(1,862)	$(2,412)
Adjustments due to changes in ownership		(55)	(55)		55	55
March 31, 2015	$(1,468)	$(19,656)	$(21,124)	$(591)	$4,072	$3,481

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the three months ended March 31, 2014 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2014	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income/(loss) before reclassifications	(2,280)	(3,882)	(6,162)	(906)	(1,630)	(2,536)
Amounts reclassified from AOCI		2,336	2,336		968	968
Net current period other comprehensive income/(loss)	$(2,280)	$(1,546)	$(3,826)	$(906)	$(662)	$(1,568)
Adjustments due to changes in ownership	5	16	21	(5)	(16)	(21)
March 31, 2014	$2,765	$(15,484)	$(12,719)	$1,100	$5,463	$6,563

The following table presents reclassifications out of AOCI for the three months ended March 31, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	1,770	Interest Expense
Realized loss on interest rate contracts - UJVs	1,123	Equity in Income of UJVs
Total reclassifications for the period	$2,893

The following table presents reclassifications out of AOCI for the three months ended March 31, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,536	Interest Expense
Realized loss on interest rate contracts - UJVs	768	Equity in Income of UJVs
Total reclassifications for the period	$3,304

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the three months ended March 31, 2015 and 2014, net of amounts capitalized of $8.7 million and $5.4 million, respectively, was $12.8 million and $18.2 million, respectively. Income taxes paid for the three months ended March 31, 2015 and 2014 were $0.2 million and $5.5 million, respectively. The following non-cash investing and financing activities occurred during the three months ended March 31, 2015 and March 31, 2014. This table excludes any non-cash adjustments of noncontrolling interests as a result of equity transactions (Note 7).

	Three Months Ended March 31
	2015	2014
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)		$77,711
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)		91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)		18,215
Other non-cash additions to properties	$44,559	43,664

Other non-cash additions to properties primarily represent accrued construction and tenant allowance costs. Various assets and liabilities were also adjusted upon the disposition of interests in International Plaza and the deconsolidation of the Company's remaining interest (Note 2).

Note 15 - New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers". This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance.

ASU No. 2014-09 is currently effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2016. Early adoption is prohibited. In April 2015, the FASB voted to propose an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities.

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

The comparability of information used in measuring performance is affected by the opening of The Mall of San Juan in March 2015 and the opening of The Mall at University Town Center in October 2014 (See "Results of Operations - U.S. Development"), the disposition of our interest in Arizona Mills in January 2014 (see "Results of Operations - Dispositions - Arizona Mills/Oyster Bay"), and the sale of seven centers to an affiliate of Starwood Capital Group (Starwood) in October 2014 (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2014 have been restated to include comparable centers to 2015. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza in January 2014, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of operating results for Consolidated Businesses and Unconsolidated Joint Ventures period over period. Additionally, Taubman Prestige Outlets Chesterfield (Chesterfield) has been excluded from comparable trailing 12 month statistics reported for 2015 and 2014 as the center was not open for the entire 12 months ended March 31, 2014.

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

Our presentations of NOI, Beneficial Interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014.

New Accounting Pronouncement

Refer to "Note 15 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of the Accounting Standards Update (ASU) addressing revenue recognition. In April 2015, the Financial Accounting Standards Board voted to propose an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. Early adoption is prohibited.

Current Operating Trends

Our mall tenants reported a 2.3% increase in sales per square foot in the first quarter of 2015 from the same period in 2014. For the trailing twelve month period ended March 31, 2015, tenant sales per square foot were $813, a 0.5% increase from $809 for the trailing twelve month period ended March 31, 2014.

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

Mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12 Months Ended March 31
	2015 (1)	2014 (1)
Consolidated Businesses:
Minimum rents	9.0%	8.5%
Percentage rents	0.6	0.6
Expense recoveries	4.5	4.3
Mall tenant occupancy costs	14.0%	13.5%
Unconsolidated Joint Ventures:
Minimum rents	8.6%	8.3%
Percentage rents	0.5	0.5
Expense recoveries	4.2	4.2
Mall tenant occupancy costs	13.2%	12.9%
Combined:
Minimum rents	8.8%	8.4%
Percentage rents	0.5	0.6
Expense recoveries	4.3	4.3
Mall tenant occupancy costs	13.7%	13.3%

(1)
Based on reports of sales furnished by mall tenants of all centers reported during that period. Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio was excluded from the trailing 12 months ended March 31, 2015 and March 31, 2014.

(2)	Amounts in this table may not add due to rounding.

Ending occupancy and leased space statistics as of March 31, 2015 and March 31, 2014 are as follows:

	2015 (1)	2014 (1)
Ending occupancy - all centers	89.8%	93.0%
Ending occupancy - comparable centers	92.7	93.1
Leased space - all centers	93.7	95.5
Leased space - comparable centers	95.5	96.0

(1) Occupancy statistics also include anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Chesterfield).

We continue to expect year-end comparable center occupancy will be approximately 96%. See “Seasonality” for further information on occupancy and leased space statistics.

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from tenants. The spread between comparable center leased space and occupied space, at 2.8% this quarter, is consistent with our history of 1% to 3% in the first quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended March 31(1)
	2015	2014
Average rent per square foot:
Consolidated Businesses	$60.71	$58.95
Unconsolidated Joint Ventures	59.26	55.81
Combined	60.12	57.71

(1)	Statistics exclude non-comparable centers.

	Trailing 12 Months Ended March 31 (1) (2)
	2015	2014
Opening base rent per square foot:
Consolidated Businesses	$71.78	$62.82
Unconsolidated Joint Ventures	66.52	60.34
Combined	69.75	61.68
Square feet of GLA opened:
Consolidated Businesses	453,801	356,255
Unconsolidated Joint Ventures	286,613	302,192
Combined	740,414	658,447
Closing base rent per square foot:
Consolidated Businesses	$55.71	$60.20
Unconsolidated Joint Ventures	49.23	43.47
Combined	52.92	53.22
Square feet of GLA closed:
Consolidated Businesses	499,833	372,555
Unconsolidated Joint Ventures	376,158	266,960
Combined	875,991	639,515
Releasing spread per square foot:
Consolidated Businesses	$16.07	$2.62
Unconsolidated Joint Ventures	17.29	16.87
Combined	16.83	8.46
Releasing spread per square foot growth:
Consolidated Businesses	28.8%	4.4%
Unconsolidated Joint Ventures	35.1%	38.8%
Combined	31.8%	15.9%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
(2) Opening and closing statistics exclude spaces gr
The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 4.2% for this quarter. Average rent per square foot in 2015 is now expected to be up about 2.5%. The decrease from previous guidance of about 3.5% is due to lower than expected rent growth in our Consumer Price Index escalations in the majority of our leases. The Index used in the formula to calculate these escalations showed zero increase at the end of February, when our lease year for most tenants generally begins.

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

	2015	2014
	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable (2)	$1,123,838	$4,908,028	$1,539,728	$1,121,619	$1,129,184	$1,117,497
All Centers (3)	1,175,757	4,969,462	1,601,162	1,121,619	1,129,184	1,117,497
Revenues and nonoperating income, net:
Consolidated Businesses	130,235	636,322	118,842	176,935	164,664	175,881
Unconsolidated Joint Ventures	91,922	337,995	99,830	80,649	80,289	77,227
Ending occupancy:
Comparable	92.7%	94.7%	94.7%	93.1%	92.8%	93.1%
All Centers	89.8	94.1	94.1	93.0	92.6	93.0
Leased Space:
Comparable	95.5%	96.2%	96.2%	95.8%	95.9%	96.0%
All Centers	93.7	96.0	96.0	95.3	95.3	95.5

(1)	Based on reports of sales furnished by mall tenants.

(2)	Statistics for all periods exclude non-comparable centers.

(3)	Due to the closing of the Starwood sale in October 2014, tenant sales data for the sale portfolio was excluded for all periods presented.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in the three month periods ended March 31, 2015 and March 31, 2014, or are expected to affect operations in the future.

Dispositions

Sale of Centers to Starwood

In October 2014, we completed the disposition of a portfolio of seven centers to Starwood. As part of the sale, we defeased or prepaid loans including accrued interest totaling $623 million secured by Northlake Mall, The Mall at Wellington Green, MacArthur Center, and The Mall at Partridge Creek.

In 2014, we early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The operations of the centers sold to Starwood are included in continuing operations for periods prior to the sale pursuant to the application of ASU Update 2014-08.

International Plaza

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, including certain governance rights. See "Note 2 - Dispositions, Acquisition, and Developments - Dispositions - International Plaza" to our consolidated financial statements for further information on the sale, including the gain recognized on the transaction. The disposition decreased our ownership in the center to a noncontrolling 50.1% interest. We now account for our remaining interest in International Plaza under the equity method of accounting.

Arizona Mills/Oyster Bay

Also, in January 2014, we completed the sale of our 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group. See "Note 2 - Dispositions, Acquisition, and Developments - Dispositions - Arizona Mills/Oyster Bay" to our consolidated financial statements for further information on the sale, including the gain recognized on the transaction.

U.S. Development

In March 2015, The Mall of San Juan opened in San Juan, Puerto Rico. In April 2015, we acquired an additional 15% interest in The Mall of San Juan, bringing our ownership in the center to 95% (see "Liquidity and Capital Resources - Capital Spending - New Developments").

In October 2014, The Mall at University Town Center opened in Sarasota, Florida.

Our U.S. development includes one project, International Market Place, which is currently under construction in Waikiki, Honolulu, Hawaii (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we are progressing on our project in Miami, Florida (see "Liquidity and Capital Resources - Capital Spending - New Developments").

Taubman Asia

We have formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, to develop a shopping mall, CityOn.Zhengzhou, in Zhengzhou, China. We have also formed a joint venture with Wangfujing to own an interest in a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza in Xi'an, China. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Also, we have invested in a shopping center project in Hanam, Gyeonggi Province, South Korea (Hanam Union Square) in which we have formed a joint venture with Shinsegae Group (Shinsegae), South Korea's largest retailer. (See "Liquidity and Capital Resources - Capital Spending - New Developments").

Debt and Equity Transactions

In March 2015, a $12 million non-recourse refinancing was completed on our U.S. headquarters building. The loan is interest only for the entire nine-year term, bears interest at LIBOR plus 1.40%, and is prepayable at any time. The rate on the loan is fixed at 3.49% as a result of an interest rate swap. The proceeds from the new loan and available cash were used to pay off the existing $17.0 million, 5.90% fixed rate loan.

In October 2014, as part of the sale of centers to Starwood, we prepaid or defeased our then outstanding loans on the centers sold. See "Sale of Centers to Starwood" above.

In January 2014, we used funds from the sale of a total of 49.9% of our interests in the entity that owns International Plaza to pay down the $99.5 million loan on Stony Point Fashion Park. As a result of the sale of 49.9% of our interests in the entity that owns International Plaza in January 2014, we were relieved of $162 million of our beneficial interest in debt (see "Dispositions - International Plaza" above).

In January 2014, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale (see "Dispositions - Arizona Mills/Oyster Bay" above).

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Purchases of common stock are financed with general corporate funds, including borrowings under our existing revolving lines of credit. As of March 31, 2015, we repurchased 1,940,301 shares of our common stock at an average price of $70.75 per share, for a total of $137.3 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, an equal number of our Operating Partnership units are redeemed. As of March 31, 2015, $312.7 million remained of the current authorization.

Center Operations

For the three months ended March 31, 2015, NOI excluding lease cancellation income was up 3.7% from 2014. We estimate that NOI of our comparable centers, excluding lease cancellation income, will be up 2.5% to 3% in 2015. The decrease from previous guidance of about 3% is due to lower than expected rent growth in our Consumer Price Index escalations in the majority of our leases. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

For the three months ended March 31, 2015, we recognized our $2.5 million share of lease cancellation income. We now expect our share of lease cancellation income to be about $4 million to $5 million for 2015.

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. We continue to expect our beneficial share of consolidated and unconsolidated interest expense for 2015 to be between $100 million to $105 million, which includes the interest expense impacts from the openings of The Mall at University Town Center and The Mall of San Juan.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following table sets forth operating results for the three months ended March 31, 2015 and March 31, 2014, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$74.6	$52.7	$97.9	$46.5
Percentage rents	2.9	2.2	4.7	2.1
Expense recoveries	43.9	31.6	62.7	27.0
Management, leasing, and development services	3.0		2.5
Other	4.6	5.4	7.0	1.6
Total revenues	$129.0	$91.9	$174.8	$77.2
EXPENSES:
Maintenance, taxes, utilities, and promotion	$31.6	$21.5	$47.9	$20.0
Other operating	13.2	5.4	15.5	4.9
Management, leasing, and development services	1.1		1.3
General and administrative	11.9		11.5
Interest expense	13.5	21.0	26.1	17.9
Depreciation and amortization (2)	24.0	13.5	35.1	11.7
Total expenses	$95.5	$61.4	$137.5	$54.5
Nonoperating income, net	1.2	—	1.1	—
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$34.8	$30.5	$38.4	$22.7
Income tax expense	(0.8)		(0.7)
Equity in income of Unconsolidated Joint Ventures (2)	17.1		12.1
Income before gain on dispositions, net of tax	$51.0		$49.7
Gain on dispositions, net of tax (3)			476.4
Net income	$51.0		$526.2
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.6)		(3.1)
Noncontrolling share of income of TRG	(12.5)		(147.7)
Distributions to participating securities of TRG	(0.5)		(0.5)
Preferred stock dividends	(5.8)		(5.8)
Net income attributable to Taubman Centers, Inc. common shareowners	$29.6		$369.1

SUPPLEMENTAL INFORMATION (4):
EBITDA - 100% (5)	$72.3	$65.0	$586.2	$52.3
EBITDA - outside partners' share	(5.3)	(28.5)	(6.3)	(23.2)
Beneficial interest in EBITDA	$67.0	$36.5	$579.9	$29.1
Gain on dispositions			(486.6)
Beneficial interest expense	(11.9)	(11.4)	(24.1)	(9.8)
Beneficial income tax expense - TRG and TCO	(0.8)		(0.7)
Beneficial income tax expense - TCO	0.2		0.1
Non-real estate depreciation	(0.9)		(0.8)
Preferred dividends and distributions	(5.8)		(5.8)
Funds from Operations contribution	$47.8	$25.1	$62.0	$19.2

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. International Plaza's operations were consolidated through the January 2014 disposition. Subsequent to the disposition, our remaining 50.1% interest is accounted for under the equity method of accounting within Unconsolidated Joint Ventures. In addition, Arizona Mills' operations were accounted for under equity method accounting through the disposition in January 2014. The results of the centers sold to Starwood were consolidated through the October 2014 disposition.

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.1 million in 2015 and $1.2 million in 2014. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2015 and 2014.

(3)
During the three months ended March 31, 2014, the gain on dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project is net of income tax expense of $10.2 million recognized.

(4)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(5)
For the three months ended March 31, 2014, EBITDA includes our $486.6 million (before tax) gain from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the three months ended March 31, 2015 were $129.0 million, a $45.8 million or 26.2% decrease from the comparable period in 2014. Minimum rents, percentage rents, expense recoveries, and other income all decreased primarily due to the Starwood sale and the reclassification of International Plaza into an Unconsolidated Joint Venture.

The decrease in minimum rents was partially offset by an increase in average rent per square foot. The decrease in other income was further attributable to a decrease in lease cancellation revenue. We continue to expect net management, leasing, and development services income to be about $7 million to $7.5 million in 2015.
Total expenses for the three months ended March 31, 2015 were $95.5 million, a $42.0 million or 30.5% decrease from the comparable period in 2014. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation expense all decreased primarily due to the Starwood sale and the reclassification of International Plaza as an Unconsolidated Joint Venture.

The decrease in other operating expense was partially offset by increases in professional fees, management costs, and bad debt expense. The decrease in interest expense was also partially attributable to interest capitalization on development projects.

In 2015, we continue to expect pre-development expense for both the U.S. and Asia to be in the range of $5 million to $6 million. Our 2015 quarterly general and administrative expense run rate is still expected to average between $12 million and $13 million, including both U.S. and Asia costs.

In 2015, the total operating revenues and operating expenses, excluding interest expense and depreciation, of the consolidated non-comparable center were immaterial. In 2014, the consolidated non-comparable centers contributed total operating revenues of $41.9 million, and incurred operating expenses, excluding interest expense and depreciation, of $18.4 million.

In 2014, we recognized a $476.9 million gain on the dispositions of a total of 49.9% of our interest in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land.

Unconsolidated Joint Ventures

Total revenues for the three months ended March 31, 2015 were $91.9 million, up $14.7 million or 19.0% over the comparable period in 2014. Minimum rents increased primarily due to The Mall at University Town Center, the reclassification of International Plaza into an Unconsolidated Joint Venture, as well as an increase in average rent per square foot, partially offset by the sale of Arizona Mills and a decrease in occupancy. Expense recoveries increased due to The Mall at University Town Center and the reclassification of International Plaza, partially offset by Arizona Mills. Other income increased primarily due to an increase in lease cancellation revenue.

Total expenses increased by $6.9 million or 12.7%, to $61.4 million for the three months ended March 31, 2015. Maintenance, taxes, utilities, and promotion expense, interest expense, and depreciation expense all increased due to The Mall at University Town Center and the reclassification of International Plaza, partially offset by Arizona Mills.

In 2015, the unconsolidated non-comparable center contributed total operating revenues of $8.5 million, and incurred operating expenses, excluding interest, and depreciation of $2.9 million. In 2014, the unconsolidated non-comparable center contributed total operating revenues of $3.6 million, and incurred operating expenses, excluding interest expense and depreciation, of $1.4 million.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $7.8 million to $30.5 million. Our equity in income of the Unconsolidated Joint Ventures was $17.1 million, a $5.0 million or 41.3% increase from the comparable period in 2014.

Net Income

Net income was $51.0 million for the three months ended March 31, 2015 compared to $526.2 million for the three months ended March 31, 2014. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended March 31, 2015 was $29.6 million compared to $369.1 million in the comparable period in 2014.

FFO and FFO per Share

Our FFO was $72.9 million for the three months ended March 31, 2015 compared to $81.2 million for the three months ended March 31, 2014. FFO per diluted share was $0.81 for the three months ended March 31, 2015 and $0.90 per share for the three months ended March 31, 2014. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations".

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2015			2014
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - Basic	$29.6	63,039,777	$0.47	$369.1	63,165,611	$5.84
Add distributions to participating securities of TRG				0.5	871,262
Add impact of share-based compensation	0.1	895,503		2.6	784,730
Net income attributable to TCO common shareowners - Diluted	$29.7	63,935,280	$0.47	$372.2	64,821,603	$5.74
Add depreciation of TCO’s additional basis	1.6		0.03	1.7		0.03
Add TCO's additional income tax expense	0.2		—	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$31.5	63,935,280	$0.49	$374.0	64,821,603	$5.77
Add:
Noncontrolling share of income of TRG	12.5	25,104,110		147.7	25,147,231
Distributions to participating securities of TRG	0.5	871,262
Net income attributable to partnership unitholders and participating securities	$44.5	89,910,652	$0.50	$521.6	89,968,834	$5.80
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	24.0		0.27	35.1		0.39
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.1)		(0.01)	(1.2)		(0.01)
Share of Unconsolidated Joint Ventures	8.1		0.09	7.2		0.08
Non-real estate depreciation	(0.9)		(0.01)	(0.8)		(0.01)
Less gain on dispositions, net of tax				(476.4)		(5.30)
Less impact of share-based compensation	(0.1)		—	(2.6)		(0.03)
Funds from Operations	$72.9	89,910,652	$0.81	$81.2	89,968,834	$0.90
TCO's average ownership percentage of TRG	71.5%			71.5%
Funds from Operations attributable to TCO, excluding additional income tax expense	$52.1		$0.81	$58.1		$0.90
Less TCO's additional income tax expense	(0.2)		—	(0.1)		—
Funds from Operations attributable to TCO	$52.0		$0.81	$58.0		$0.90

(1)	Depreciation includes $3.2 million and $5.6 million of mall tenant allowance amortization for the three months ended March 31, 2015 and 2014, respectively.

(2)	Amounts in this table may not recalculate due to rounding

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended March 31
	(in millions)
	2015	2014
Net income	$51.0	$526.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	24.0	35.1
Noncontrolling partners in consolidated joint ventures	(1.1)	(1.2)
Share of Unconsolidated Joint Ventures	8.1	7.2

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	13.5	26.1
Noncontrolling partners in consolidated joint ventures	(1.7)	(2.1)
Share of Unconsolidated Joint Ventures	11.4	9.8
Share of income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay		10.2
Other income tax expense	0.8	0.7

Less noncontrolling share of income of consolidated joint ventures	(2.6)	(3.1)

Beneficial interest in EBITDA	$103.5	$609.0

TCO's average ownership percentage of TRG	71.5%	71.5%

Beneficial interest in EBITDA attributable to TCO	$74.0	$435.6

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2015	2014
Net income	$51.0	$526.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	24.0	35.1
Noncontrolling partners in consolidated joint ventures	(1.1)	(1.2)
Share of Unconsolidated Joint Ventures	8.1	7.2

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	13.5	26.1
Noncontrolling partners in consolidated joint ventures	(1.7)	(2.1)
Share of Unconsolidated Joint Ventures	11.4	9.8
Share of income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay		10.2
Other income tax expense	0.8	0.7

Less noncontrolling share of income of consolidated joint ventures	(2.6)	(3.1)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.3	6.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	28.5	23.2

EBITDA at 100%	$137.3	$638.5

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.9	11.5
Management, leasing, and development services, net	(1.8)	(1.2)
Straight-line of rents	(0.7)	(1.0)
Gain on dispositions		(486.6)
Dividend income	(0.8)	(0.2)
Interest income	(0.7)	(0.1)
Other nonoperating (income) expense	0.2	(0.8)
Non-center specific operating expenses and other	4.3	3.7
Net Operating Income at 100% - all centers	$149.8	$163.8
Less - Net Operating Income of non-comparable centers (1)	(5.2)	(26.5)
Net Operating Income at 100% - comparable centers	$144.6	$137.4
Lease cancellation income	(4.1)	(1.9)
Net Operating Income at 100% excluding lease cancellation income (2)	$140.6	$135.5

(1)
Includes The Mall of San Juan, The Mall at University Town Center, Arizona Mills, and the centers sold to Starwood in 2014. 2014 includes an adjustment to reflect the allocation of costs to Starwood centers that are now being allocated to the remainder of the portfolio.

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

Cash and Revolving Lines of Credit

As of March 31, 2015, we had a consolidated cash balance of $105.5 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2015, after considering then outstanding loan balances and outstanding letters of credit, was $1.160 billion. Seventeen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of March 31, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The line matures in February 2019, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of March 31, 2015, the leverage ratio resulted in a rate of LIBOR plus 1.15%.

In April 2015, we agreed on the basic terms of a new 12-year loan for The Mall at Short Hills. The new $1 billion loan will be interest only at an all-in rate of approximately 3.50% and is expected to close in September 2015. Using the proceeds from the new loan, we expect to pay off without penalty the existing $540.0 million, 5.47% fixed rate loan scheduled to mature in December 2015.

The $15.8 million, 4.42% fixed rate loan on El Paseo Village matures in December 2015. We expect to pay off the loan in October 2015, the earliest prepayment date without penalty.

Construction Financing

In addition to the lines of credit described above, we have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of March 31, 2015, $18.7 million was available under the construction facility. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The facility matures in October 2016 and has four one-year extension options.

We also have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of March 31, 2015, $117.2 million was available under the construction facility. The facility, which matures in April 2017 and has two one-year extension options, is interest only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures.

The joint venture for Hanam Union Square expects a non-recourse, five-year, construction facility for the project. The loan proceeds are expected to be approximately 50% of the total project costs, and primarily denominated in Korean Won. Based on current interest rates, the weighted average rate of the loan, including fees, would be around 4%. The financing is still subject to final approval and will likely close mid-year.

We also expect to put in place construction financing for our International Market Place project later in 2015.

Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for further details of our construction financings and related guarantees.

Term Loan

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of March 31, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. As of March 31, 2015, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%.

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2015 and 2014

Operating Activities

Our net cash provided by operating activities was $51.5 million in 2015, compared to $62.5 million in 2014. See also “Results of Operations” for descriptions of 2015 and 2014 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $109.5 million in 2015, compared to $280.7 million provided by investing activities in 2014. Additions to properties in 2015 and 2014 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2015 and 2014 capital spending is shown in “Capital Spending”. In 2015, $7.8 million of the cash in escrow was used to fund current redevelopment projects. Cash placed in escrow to fund certain construction projects was $45.0 million in 2014. Proceeds from the January 2014 dispositions, net of transaction costs, were $385.6 million in 2014.

Contributions to Unconsolidated Joint Ventures in 2015 and 2014 of $20.2 million and $11.8 million, respectively, primarily relate to the funding of Taubman Asia project costs. Distributions from Unconsolidated Joint Ventures in excess of income were $9.4 million in 2014.

Financing Activities

Net cash used in financing activities was $112.8 million in 2015 compared to $206.1 million used in 2014. In 2015, net debt proceeds were $32.2 million, generally provided by the construction facility on The Mall of San Juan, partially offset by the pay off of the original loan on the U.S. headquarters building. In 2014, net debt payments were $170.4 million, reflecting the pay down of a portion of our revolving lines of credit and the pay off of the mortgage note payable on Stony Point.

In 2015, $85.0 million was paid to repurchase common stock. An immaterial amount of common stock was repurchased in 2014. In 2015, $2.2 million was paid in connection with incentive plans, compared to $2.4 million in 2014. Contributions from noncontrolling interests in 2014 were $22.3 million for funding an escrow required for a redevelopment project at Cherry Creek Shopping Center. Total dividends and distributions paid were $57.9 million and $55.6 million in 2015 and 2014, respectively.

Beneficial Interest in Debt

At March 31, 2015, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $2,968.9 million, with an average interest rate of 3.97% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.08% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $505.9 million as of March 31, 2015, which included $491.2 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2015:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$1,842.8	4.69%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	136.2	4.10%
Swap maturing in February 2019	475.0	3.00%
Swap maturing in December 2021	87.4	3.58%
Swap maturing in March 2024	12.0	3.49%
	$710.6	3.29%	(1)

Floating month to month	415.4	1.95%	(1)
Total floating rate debt (3)	$1,126.0	2.79%	(1)

Total beneficial interest in debt (3)	$2,968.9	3.97%	(1)

Amortization of financing costs (4)		0.28%
Average all-in rate		4.25%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Includes non-cash amortization of premiums related to acquisitions.

(3)
As of March 31, 2015, The Mall of San Juan's beneficial interest in debt was 80%. Beginning in April 2015, the center's beneficial interest in debt will increase to 95% as a result of the acquisition of an additional interest in the center.

(4)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2015, a one percent increase in interest rates on this floating rate debt would decrease cash flows by approximately $4.2 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $2.8 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $0.7 million and due to the effect of capitalized interest, increase annual earnings by approximately $0.5 million. Based on our consolidated debt and interest rates in effect at March 31, 2015, a one percent increase in interest rates would decrease the fair value of debt by approximately $27.2 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $28.7 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2015, the corporate minimum fixed charge coverage ratio was the most restrictive covenant. We are in compliance with all of our loan covenants and obligations as of March 31, 2015. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

The A. Alfred Taubman Restated Revocable Trust and Taubman Ventures Group LLC have the right to tender partnership units in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 10 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

Capital Spending

New Developments

In March 2015, The Mall of San Juan in San Juan, Puerto Rico opened 80% leased or committed. The 0.6 million square foot of retail is anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. Capital spending at the center will continue subsequent to opening as construction continues on tenant spaces expected to open throughout 2015. In April 2015, we acquired an additional 15% interest in The Mall of San Juan, bringing our ownership in the center to 95%. The additional interest was acquired at cost.

International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We are responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is expected to open in August 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $136.2 million in the project as of March 31, 2015. We are expecting an after-tax unlevered stabilized return of 7% on our share of the approximately $465 million total project cost. This project is subject to a participating ground lease.

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

Our joint venture with Wangfujing will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in spring 2016 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. As of March 31, 2015, our share of total project costs was $86.7 million, as increased by $0.6 million of cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Our second joint venture with Wangfujing owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is expected to open in spring 2016. As of March 31, 2015, our share of total project costs was $52.4 million, including an immaterial impact of cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Our joint venture with Shinsegae, is developing an approximately 1.7 million square foot shopping center, Hanam Union Square, in Hanam, Gyeonggi Province, South Korea. The center is scheduled to open in early fall 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%. As of March 31, 2015, our share of total project costs was $148.1 million, as decreased by $3.0 million of cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $380 million for our 34.3% equity interest in the retail portion of the project. We are expecting a 7% to 7.5% unlevered return at stabilization.

Estimates of total project costs through completion in Asia exclude fluctuations in foreign currency exchange rates.

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of these projects, but we also expect additional construction loan financings.

2015 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2015, is summarized in the following table:

	2015 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$99.1	$93.8	$1.4	$0.7
New development projects - Asia (3) (4)			40.6	40.6
Existing centers:
Projects with incremental GLA or anchor replacement	16.1	10.7	6.8	3.4
Projects with no incremental GLA and other	13.0	12.9	0.5	0.3
Mall tenant allowances	1.1	1.1	3.8	2.0
Asset replacement costs recoverable from tenants	1.9	1.5	0.3	0.2
Corporate office improvements, technology, equipment, and other	0.7	0.7
Total	$132.0	$120.7	$53.4	$47.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)
Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center. As a result of the acquisition of an additional interest in The Mall of San Juan in April 2015, beneficial interest in consolidated businesses includes the center's spending at 95%.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $1.9 million of net unfavorable translation adjustments.

(5)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2015, in addition to the costs above, we incurred our $0.8 million share of Consolidated Businesses’ and $0.4 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2015:

(in millions)
Consolidated Businesses’ capital spending	$132.0
Other differences between cash and accrual basis	(34.6)
Additions to properties	$97.4

Planned 2015 Capital Spending

The following table summarizes planned capital spending for 2015, including actual spending through March 31, 2015 and anticipated spending for the remainder of the year:

	2015 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$300.8	$283.4	$3.7	$1.8
New development projects - Asia (3) (4)			210.8	210.8
Existing centers:
Projects with incremental GLA or anchor replacement	106.7	88.3	24.8	12.4
Projects with no incremental GLA and other	32.2	31.1	1.4	0.8
Mall tenant allowances	13.4	12.9	10.8	5.7
Asset replacement costs recoverable from tenants	13.6	13.2	10.5	5.5
Corporate office improvements, technology, equipment, and other	3.8	3.8
Total	$470.6	$432.6	$261.9	$237.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)
Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center. Excludes costs related to The Mall at Miami Worldcenter. As a result of the acquisition of an additional interest in The Mall of San Juan in April 2015, beneficial interest in consolidated businesses includes the center's spending at 95%.

(3)
Includes costs related to CityOn.Xi'an, Hanam Union Square, and CityOn.Zhengzhou. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

We anticipate that our share of costs incurred for new center development projects included in the table above will be approximately $300 million in 2016.

We have ongoing redevelopment or expansion projects at Beverly Center, Cherry Creek Shopping Center, Dolphin Mall, The Mall at Green Hills, International Plaza, and Sunvalley that will add approximately 343,000 square feet of incremental GLA with completion dates ranging from 2015 to 2019. Our share of these projects will cost a total of approximately $275 million, and we expect a weighted average return of 7.5% to 8% on the projects.

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

On March 10, 2015, we declared a quarterly dividend of $0.565 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, which was paid on March 31, 2015 to shareowners of record on March 20, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material outstanding litigation as of March 31, 2015.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				147,696,392.2
January 2015	—	$—	—	$147,696,392

February 2015	293,510	74.06	293,510	125,959,847

March 2015	859,720	73.57	859,720	312,714,433	(1)

Total	1,153,230	$73.69	1,153,230	$312,714,433

(1) In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million.

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of March 31, 2015, the Company repurchased 1,940,301 shares of its common stock at an average price of $70.75 per share for a total of $137.3 million under the authorization. As of March 31, 2015, $312.7 million remained available for purchase under the program. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, an equal number of the Company’s Operating Partnership units are redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing lines of credit.

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

TAUBMAN CENTERS, INC.
Date:	May 1, 2015	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)