Form 10-Q
period 2015-06-30
TAUBMAN CENTERS INC
filed 2015-08-05
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015
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

☐ Yes ☒ No

As of August 4, 2015, there were outstanding 60,857,520 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30 2015	December 31 2014
Assets:
Properties	$3,467,620	$3,262,505
Accumulated depreciation and amortization	(1,010,571)	(970,045)
	$2,457,049	$2,292,460
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	412,377	370,004
Cash and cash equivalents	42,328	276,423
Restricted cash (Note 5)	16,917	37,502
Accounts and notes receivable, less allowance for doubtful accounts of $3,949 and $2,927 in 2015 and 2014	41,190	49,245
Accounts receivable from related parties	2,754	832
Deferred charges and other assets	206,662	188,435
Total Assets	$3,179,277	$3,214,901

Liabilities:
Notes payable (Note 5)	$2,212,461	$2,025,505
Accounts payable and accrued liabilities	303,878	292,802
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Notes 2 and 4)	474,449	476,651
	$2,990,788	$2,794,958
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,044,939 and 25,117,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at June 30, 2015 and December 31, 2014

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at June 30, 2015 and December 31, 2014

Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,886,865 and 63,324,409 shares issued and outstanding at June 30, 2015 and December 31, 2014	609	633
Additional paid-in capital	678,883	815,961
Accumulated other comprehensive income (loss) (Note 13)	(19,284)	(15,068)
Dividends in excess of net income	(500,344)	(483,188)
	$159,889	$318,363
Noncontrolling interests (Note 7)	28,600	101,580
	$188,489	$419,943
Total Liabilities and Equity	$3,179,277	$3,214,901

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues:
Minimum rents	$76,869	$96,532	$151,436	$194,422
Percentage rents	1,077	1,094	4,007	5,756
Expense recoveries	46,020	61,203	89,932	123,912
Management, leasing, and development services	3,341	2,965	6,298	5,470
Other	4,666	8,191	9,289	15,203
	$131,973	$169,985	$260,962	$344,763
Expenses:
Maintenance, taxes, utilities, and promotion	$35,107	$48,830	$66,740	$96,771
Other operating	14,680	16,050	27,898	31,546
Management, leasing, and development services	1,411	1,696	2,541	2,981
General and administrative	12,055	11,587	23,980	23,124
Interest expense	14,781	25,434	28,306	51,564
Depreciation and amortization	26,378	36,850	50,419	71,968
	$104,412	$140,447	$199,884	$277,954
Nonoperating income (expense) (Notes 2 and 8)	1,456	(5,321)	2,702	(4,218)
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$29,017	$24,217	$63,780	$62,591
Income tax expense (Note 3)	(688)	(311)	(1,526)	(1,010)
Equity in income of Unconsolidated Joint Ventures (Note 4)	14,004	14,675	31,079	26,743
Income before gain on dispositions, net of tax	$42,333	$38,581	$93,333	$88,324
Gain on dispositions, net of tax (Note 2)		473		476,887
Net income	$42,333	$39,054	$93,333	$565,211
Net income attributable to noncontrolling interests (Note 7)	(12,825)	(11,455)	(27,927)	(162,235)
Net income attributable to Taubman Centers, Inc.	$29,508	$27,599	$65,406	$402,976
Distributions to participating securities of TRG (Note 9)	(493)	(470)	(985)	(938)
Preferred stock dividends	(5,785)	(5,785)	(11,569)	(11,569)
Net income attributable to Taubman Centers, Inc. common shareowners	$23,230	$21,344	$52,852	$390,469

Net income	$42,333	$39,054	$93,333	$565,211
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	1,844	(9,075)	(7,545)	(14,587)
Cumulative translation adjustment	(2,108)	5,036	(4,025)	1,850
Reclassification adjustment for amounts recognized in net income	2,942	8,170	5,835	11,474
	$2,678	$4,131	$(5,735)	$(1,263)
Comprehensive income	$45,011	$43,185	$87,598	$563,948
Comprehensive income attributable to noncontrolling interests	(13,565)	(12,775)	(26,255)	(161,987)
Comprehensive income attributable to Taubman Centers, Inc.	$31,446	$30,410	$61,343	$401,961

Basic earnings per common share (Note 11)	$0.38	$0.34	$0.85	$6.18

Diluted earnings per common share (Note 11)	$0.37	$0.33	$0.84	$6.08

Cash dividends declared per common share	$0.5650	$0.5400	$1.1300	$1.0800

Weighted average number of common shares outstanding – basic	61,606,563	63,263,237	62,319,211	63,214,694

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(25,500)		25,500						—
Repurchase of common stock (Note 6)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 9)			136,622	2	6,088				6,090
Adjustments of noncontrolling interests (Note 7)					(5)	21		(17)	(1)
Contributions from noncontrolling interests								22,345	22,345
Dividends and distributions							(80,876)	(33,752)	(114,628)
Other	1,431				133		(224)	10	(81)
Net income							402,976	162,235	565,211
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(10,321)		(4,266)	(14,587)
Cumulative translation adjustment						1,324		526	1,850
Reclassification adjustment for amounts recognized in net income						7,982		3,492	11,474
Balance, June 30, 2014	39,627,000	$25	63,263,470	$633	$802,986	$(9,908)	$(586,780)	$55,040	$261,996

Balance, January 1, 2015	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(72,061)		72,065	1	(1)				—
Repurchase of common stock (Note 6)			(2,803,421)	(28)	(207,452)				(207,480)
Share-based compensation under employee and director benefit plans (Note 9)			293,812	3	13,758				13,761
Adjustments of noncontrolling interests (Notes 2 and 7)					56,610	(153)		(65,753)	(9,296)
Dividends and distributions							(82,296)	(33,482)	(115,778)
Other					7		(266)		(259)
Net income							65,406	27,927	93,333
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(5,345)		(2,200)	(7,545)
Cumulative translation adjustment						(2,851)		(1,174)	(4,025)
Reclassification adjustment for amounts recognized in net income						4,133		1,702	5,835
Balance, June 30, 2015	39,544,939	$25	60,886,865	$609	$678,883	$(19,284)	$(500,344)	$28,600	$188,489

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2015	2014
Cash Flows From Operating Activities:
Net income	$93,333	$565,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,419	71,968
Provision for bad debts	1,432	1,217
Gain on dispositions		(486,620)
Discontinuation of hedge accounting (Note 2)		5,678
Other	8,287	4,990
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	1,481	1,523
Accounts payable and accrued liabilities	(396)	(21,081)
Net Cash Provided By Operating Activities	$154,556	$142,886

Cash Flows From Investing Activities:
Additions to properties	$(210,959)	$(163,624)
Cash drawn from (provided to) escrow related to center construction projects (Note 5)	18,625	(42,873)
Proceeds from dispositions, net of transaction costs (Note 2)		385,598
Contributions to Unconsolidated Joint Ventures	(50,260)	(20,884)
Distributions from Unconsolidated Joint Ventures in excess of income	1,715	6,946
Other	662	7,287
Net Cash Provided By (Used In) Investing Activities	$(240,217)	$172,450

Cash Flows From Financing Activities:
Proceeds from (payments to) revolving lines of credit, net	$124,910	$(87,710)
Debt proceeds	82,994	61,752
Debt payments	(20,155)	(103,168)
Debt issuance costs	(7,554)
Increase in deposits	(10,000)
Repurchase of common stock	(207,480)	(17)
Issuance of common stock and/or partnership units in connection with incentive plans	4,629	(2,381)
Distributions to noncontrolling interests	(33,482)	(33,752)
Distributions to participating securities of TRG	(985)	(938)
Contributions from noncontrolling interests		22,345
Cash dividends to preferred shareowners	(11,569)	(11,569)
Cash dividends to common shareowners	(69,742)	(68,487)
Net Cash Used In Financing Activities	$(148,434)	$(223,925)

Net Increase (Decrease) In Cash and Cash Equivalents	$(234,095)	$91,411

Cash and Cash Equivalents at Beginning of Period	276,423	40,993

Cash and Cash Equivalents at End of Period	$42,328	$132,404

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2015 included 19 urban and suburban shopping centers operating in 10 states and Puerto Rico.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of June 30, 2015. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

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

Outstanding voting securities of the Company at June 30, 2015 consisted of 25,044,939 shares of Series B Preferred Stock and 60,886,865 shares of common stock.

The Operating Partnership

At June 30, 2015, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at June 30, 2015 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the six months ended June 30, 2015 and 2014 was 71% and 72%, respectively. At June 30, 2015, the Operating Partnership had 85,950,254 partnership units outstanding, of which the Company owned 60,886,865 units.

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

In June 2014, in connection with the discontinuation of hedge accounting on the MacArthur Center swap, the Company accelerated the reclassification of amounts in AOCI to earnings as a result of it becoming probable that the center's debt would be early extinguished and the hedged interest payments would not occur. For the three and six months ended June 30, 2014, the accelerated amount was a loss of $4.9 million. The Company also recorded a loss of $0.8 million for changes in the fair value of this swap subsequent to the June 2014 discontinuation of hedge accounting. For the three and six months ended June 30, 2014, the Company incurred total expenses of $5.7 million, $5.4 million at TRG's beneficial share, related to the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur Center note payable, as well as disposition costs of $0.4 million related to the sale of the centers to Starwood. These expenses are classified as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

As a result of the sale, the Company underwent a restructuring plan in 2014 to reduce its workforce across various areas of the organization. As of June 30, 2015, substantially all of the restructuring costs were paid.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Development

International Market Place

International Market Place, a 0.4 million square foot center, is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is expected to open in August 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of June 30, 2015, the Company's capitalized costs for the project were $176.0 million ($164.9 million at TRG's share).

The Mall of San Juan

The Mall of San Juan, a 0.6 million square foot center in San Juan, Puerto Rico, opened in March 2015. The center is anchored by Nordstrom and Saks Fifth Avenue. As of June 30, 2015, the Company owned a 95% interest in the center subsequent to the acquisition of an additional 15% interest in April 2015. The additional interest was acquired at cost. In connection with the acquisition, the noncontrolling owner used $9.3 million of previously contributed capital to fund its obligation to reimburse the Company for certain shared infrastructure costs, which was classified as a reduction of the Noncontrolling interests and an offsetting reduction of Properties (Note 14).

Asia Development

CityOn.Xi'an

The Company has a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, which will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development under construction in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in spring 2016. As of June 30, 2015, the Company's share of total project costs were $88.2 million, as increased by $0.5 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Zhengzhou

The Company also has a second joint venture with Wangfujing which owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center, CityOn.Zhengzhou, under construction in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in fall 2016. As of June 30, 2015, the Company's share of total project costs were $58.5 million, as decreased by immaterial cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Hanam Union Square

The Company's joint venture with Shinsegae Group, South Korea's largest retailer, is developing an approximately 1.7 million square foot shopping center, Hanam Union Square, under construction in Hanam, Gyeonggi Province, South Korea, which is scheduled to open in early fall 2016. The Company has partnered with a major institution in Asia for a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing the Company's effective ownership to 34.3%. As of June 30, 2015, the Company's share of total project costs were $173.5 million, as decreased by $5.0 million of cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Federal current	$260	$(1,366)	$756	$7,538
Federal deferred	(20)	972	(105)	1,165
Foreign current	492	364	766	581
Foreign deferred	(185)	(45)	(156)	(48)
State current	135	(75)	255	1,519
State deferred	6	(12)	10	(12)
	$688	$(162)	$1,526	$10,743
Less income tax (expense) benefit allocated to Gain on Dispositions (1)		473		(9,733)
Total income tax expense	$688	$311	$1,526	$1,010

(1)
Amount represents the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The tax on the sale is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income.

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2015 and December 31, 2014 were as follows:

	2015	2014
Deferred tax assets:
Federal	$1,521	$1,382
Foreign	2,035	1,806
State	1,130	471
Total deferred tax assets	$4,686	$3,659
Valuation allowances	(2,424)	(1,703)
Net deferred tax assets	$2,262	$1,956
Deferred tax liabilities:
Federal	$626	$592
Foreign	475	473
State	128	89
Total deferred tax liabilities	$1,229	$1,154

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

Shopping Center	Ownership as of June 30, 2015 and December 31, 2014
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50%
Hanam Union Square (under construction)	Note 2
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

The estimated fair value of the Unconsolidated Joint Ventures’ mortgage notes payable was $2.0 billion at both June 30, 2015 and December 31, 2014. The methodology for determining this fair value is consistent with that used for determining the fair value of consolidated mortgage notes payable (Note 12).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of June 30, 2015 and December 31, 2014 excluded the balances of CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	June 30 2015	December 31 2014
Assets:
Properties	$1,601,636	$1,580,926
Accumulated depreciation and amortization	(568,755)	(548,646)
	$1,032,881	$1,032,280
Cash and cash equivalents	29,252	49,765
Accounts and notes receivable, less allowance for doubtful accounts of $2,197 and $1,590 in 2015 and 2014	35,695	38,788
Deferred charges and other assets	41,079	33,200
	$1,138,907	$1,154,033

Liabilities and accumulated deficiency in assets:
Notes payable	$2,006,424	$1,989,546
Accounts payable and other liabilities	68,735	103,161
TRG's accumulated deficiency in assets	(523,737)	(525,759)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(412,515)	(412,915)
	$1,138,907	$1,154,033

TRG's accumulated deficiency in assets (above)	$(523,737)	$(525,759)
TRG's investment in properties under construction (Note 2)	277,588	232,091
TRG basis adjustments, including elimination of intercompany profit	130,088	132,058
TCO's additional basis	53,989	54,963
Net investment in Unconsolidated Joint Ventures	$(62,072)	$(106,647)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	474,449	476,651
Investment in Unconsolidated Joint Ventures	$412,377	$370,004

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues	$88,418	$80,294	$180,332	$157,519
Maintenance, taxes, utilities, promotion, and other operating expenses	$29,286	$25,448	$56,281	$50,446
Interest expense	21,318	18,400	42,547	36,547
Depreciation and amortization	13,654	10,338	26,406	21,196
Total operating costs	$64,258	$54,186	$125,234	$108,189
Nonoperating income (expense)	(3)	(5)	5	(3)
Net income	$24,157	$26,103	$55,103	$49,327

Net income attributable to TRG	$13,435	$14,303	$30,488	$27,061
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,055	859	1,563	656
Depreciation of TCO's additional basis	(486)	(487)	(972)	(974)
Equity in income of Unconsolidated Joint Ventures	$14,004	$14,675	$31,079	$26,743

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$33,911	$31,484	$70,417	$60,574
Interest expense	(11,405)	(9,955)	(22,768)	(19,799)
Depreciation and amortization	(8,502)	(6,854)	(16,570)	(14,032)
Equity in income of Unconsolidated Joint Ventures	$14,004	$14,675	$31,079	$26,743

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%) and The Mall of San Juan (20% prior to April 2015, and subsequently 5%), as well as the noncontrolling interests in The Mall at Wellington Green (10%) and MacArthur Center (5%) through the disposition of the centers in October 2014 (Note 2).

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
June 30, 2015	$2,212,461		$2,006,424	$2,060,722	$1,093,078
December 31, 2014	2,025,505		1,989,546	1,852,749	1,085,991

Capitalized interest:
Six Months Ended June 30, 2015	$16,783	(1)	$157	$16,188	$79
Six Months Ended June 30, 2014	11,672	(1)	1,692	11,214	852

Interest expense:
Six Months Ended June 30, 2015	$28,306		$42,547	$24,918	$22,768
Six Months Ended June 30, 2014	51,564		36,547	47,414	19,799

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

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of June 30, 2015, the corporate maximum payout ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of June 30, 2015. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the principal balance and 50% of all accrued but unpaid interest. The maximum amount of the construction facility is $225 million. The outstanding balance of The Mall at University Town Center construction financing facility as of June 30, 2015 was $215.1 million. Accrued but unpaid interest as of June 30, 2015 was $0.3 million. The principal guarantee may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guarantee may be released. The Company believes the likelihood of a payment under the guarantee to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The maximum amount of the construction facility is $320 million. The outstanding balance of The Mall of San Juan construction financing facility as of June 30, 2015 was $234.8 million. Accrued but unpaid interest as of June 30, 2015 was $0.2 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the additional $175 million financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of June 30, 2015, the interest rate swap was in an asset position of $0.2 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders. As of June 30, 2015 and December 31, 2014, the Company’s cash balances restricted for these uses were $16.9 million and $37.5 million, respectively. As of June 30, 2015, $15.0 million of the $16.9 million of restricted cash was required under certain debt agreements to be in escrow for certain major construction projects.

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of June 30, 2015, the Company repurchased 3,590,492 shares of its common stock at an average price of $72.35 per share for a total of $259.8 million under the authorization. As of June 30, 2015, $190.2 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, one of the Company’s Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). The Taubman Asia operating agreement provides that so long as the Taubman Asia President is employed by Taubman Asia on April 1, 2016, then during the month ended April 30, 2016, he will have the right to exercise an option to put up to 40% of his ownership interest for cash in December 2016 at a valuation determined as of October 31, 2016. In addition, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at both June 30, 2015 and December 31, 2014. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both June 30, 2015 and December 31, 2014. Any adjustments to the redemption value are recorded through equity.

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of June 30, 2015 and December 31, 2014 included the following:

	2015	2014
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(22,912)	$(14,796)
Noncontrolling interests in partnership equity of TRG	51,512	116,376
	$28,600	$101,580

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended June 30, 2015 and June 30, 2014 included the following:

	2015	2014
Net income attributable to non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,672	$2,252
Noncontrolling share of income of TRG	10,153	9,203
	$12,825	$11,455

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income attributable to the noncontrolling interests for the six months ended June 30, 2015 and June 30, 2014 included the following:

	2015	2014
Net income attributable to non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$5,263	$5,370
Noncontrolling share of income of TRG	22,664	156,865
	$27,927	$162,235

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the six months ended June 30, 2015 and June 30, 2014:

	2015	2014
Net income attributable to Taubman Centers, Inc. common shareowners	$52,852	$390,469
Transfers (to) from the noncontrolling interest:
Increase (decrease) in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	56,610	(5)
Net transfers (to) from noncontrolling interests	56,610	(5)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$109,462	$390,464

(1)
In 2015 and 2014 adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9), issuances of stock pursuant to the Continuing Offer (Note 10), and stock repurchases (Note 6).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2015, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $430 million at June 30, 2015, compared to a book value of $(22.9) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	135,721	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	135,721	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	173,731	1.83%	1.75%		3.58%		December 2021

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

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

During the three months ended June 30, 2015, the Company had an immaterial amount of hedge ineffectiveness related to the swaps used to hedge the TRG term loan. During the three months ended June 30, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center (prior to discontinuation of hedge accounting (Note 2)). The hedge ineffectiveness for both periods was classified as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30			Three Months Ended June 30
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiary (1)			Nonoperating Income (Expense) (1)		$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$2,745	$(5,284)	Interest Expense (1)	$(1,817)	(2,507)
Interest rate contracts – UJVs	2,041	(501)	Equity in Income of UJVs	(1,125)	(783)
Total derivatives in cash flow hedging relationships	$4,786	$(5,785)		$(2,942)	$(8,170)

(1) Includes MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2015, the Company had $0.2 million of hedge ineffectiveness related to the swaps used to hedge the TRG term loan. During the six months ended June 30, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center (prior to discontinuation of hedge accounting (Note 2)). The hedge ineffectiveness for both periods was classified as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30			Six Months Ended June 30
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiary (1)			Nonoperating Income (Expense) (1)		$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$(1,792)	$(7,735)	Interest Expense (1)	$(3,587)	(5,043)
Interest rate contracts – UJVs	82	(258)	Equity in Income of UJVs	(2,248)	(1,551)
Total derivatives in cash flow hedging relationships	$(1,710)	$(7,993)		$(5,835)	$(11,474)

(1) Includes MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.

		Fair Value
	Consolidated Balance Sheet Location	June 30 2015	December 31 2014
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiary	Deferred Charges and Other Assets	$45
Interest rate contract – UJV	Investment in UJVs	82	$109
Total assets designated as hedging instruments		$127	$109

Liability derivatives:
Interest rate contracts – consolidated subsidiary	Accounts Payable and Accrued Liabilities	$(6,095)	$(4,044)
Interest rate contracts – UJV	Investment in UJVs	(5,044)	(5,154)
Total liabilities designated as hedging instruments		$(11,139)	$(9,198)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Features

Two of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on any of its indebtedness in excess of $1 million, then the derivative obligation could also be declared in default. One of the Company's outstanding derivatives contains provisions that state if the hedged entity defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. Three of the Company’s outstanding derivatives contain provisions that state if the Operating Partnership defaults on any of its recourse indebtedness in excess of $50 million, then the derivative obligation could also be declared in default. One of the Company's outstanding derivatives contains provisions that state if the hedged entity defaults on any of its indebtedness in excess of $0.1 million, then the derivative obligation could also be declared in default. As of June 30, 2015, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.

As of June 30, 2015 and December 31, 2014, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $11.1 million and $9.2 million, respectively. As of June 30, 2015 and December 31, 2014, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 12 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $3.5 million and $7.6 million for the three and six months ended June 30, 2015, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $3.8 million and $7.4 million for the three and six months ended June 30, 2014, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.6 million and $1.4 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of option activity for the six months ended June 30, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2015	521,293	$39.20	1.6	$26.56	-	$51.15
Exercised	(228,750)	29.72
Outstanding at June 30, 2015	292,543	$46.60	1.9	$35.50	-	$51.15

Fully vested options at June 30, 2015	292,543	$46.60	1.9

No options were granted during the six months ended June 30, 2015.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $6.7 million as of June 30, 2015.

The total intrinsic value of options exercised during the six months ended June 30, 2015 was $10.0 million. Cash received from option exercises for the six months ended June 30, 2015 was $6.8 million. No options were exercised during the six months ended June 30, 2014.

As of June 30, 2015, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of PSU activity for the six months ended June 30, 2015 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	254,651		$132.86
Vested	(43,575)	(1)	97.44
Granted	50,256		112.30
Forfeited	(5,854)		174.95
Outstanding at June 30, 2015	255,478		$134.52

(1)	Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the six months ended June 30, 2015 was zero.

None of the PSU outstanding at June 30, 2015 were vested. As of June 30, 2015, there was $15.0 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

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

A summary of RSU activity for the six months ended June 30, 2015 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	293,651	$67.00
Vested	(93,331)	65.49
Granted	100,682	74.36
Forfeited	(13,884)	69.90
Outstanding at June 30, 2015	287,118	$69.92

None of the RSU outstanding at June 30, 2015 were vested. As of June 30, 2015, there was $10.5 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.0 years.

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

Based on a market value at June 30, 2015 of $69.50 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.7 billion. The purchase of these interests at June 30, 2015 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$23,230	$21,344	$52,852	$390,469
Impact of additional ownership of TRG	91	74	196	3,556
Diluted	$23,321	$21,418	$53,048	$394,025

Shares (Denominator) – basic	61,606,563	63,263,237	62,319,211	63,214,694
Effect of dilutive securities	779,479	711,376	837,491	1,619,315
Shares (Denominator) – diluted	62,386,042	63,974,613	63,156,702	64,834,009

Earnings per common share - basic	$0.38	$0.34	$0.85	$6.18
Earnings per common share – diluted	$0.37	$0.33	$0.84	$6.08

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Weighted average noncontrolling partnership units outstanding	4,043,824	4,348,429	4,096,487	4,343,555
Unissued partnership units under unit option deferral elections	871,262	871,262	871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2015 Using		Fair Value Measurements as of December 31, 2014 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Derivative interest rate contract (Note 8)		$45
Insurance deposit	$14,373		$13,059
Total assets	$14,373	$45	$13,059	$—

Derivative interest rate contracts (Note 8)		$(6,095)		$(4,044)
Total liabilities		$(6,095)		$(4,044)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of June 30, 2015, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership (Note 2). The fair value of the partnership units, which is derived from SPG's common stock price and therefore falls into level 2 of the fair value hierarchy, was $102.1 million at June 30, 2015 and $105.2 million at December 31, 2014. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at both June 30, 2015 and December 31, 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2015 and December 31, 2014, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed from acquisitions, an additional 0.75% credit spread was added to the discount rate at June 30, 2015 and December 31, 2014 to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of June 30, 2015 or December 31, 2014. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at June 30, 2015 and December 31, 2014 were as follows:

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,212,461	$2,223,777	$2,025,505	$2,056,474

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2015 by $22.5 million or 1.0%.

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

See Note 4 regarding the fair value of the Unconsolidated Joint Ventures’ notes payable, and Note 8 regarding additional information on derivatives.

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the six months ended June 30, 2015 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2015	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838
Other comprehensive income (loss) before reclassifications	(2,851)	(5,345)	(8,196)	(1,174)	(2,200)	(3,374)
Amounts reclassified from AOCI		4,133	4,133		1,702	1,702
Net current period other comprehensive income (loss)	$(2,851)	$(1,212)	$(4,063)	$(1,174)	$(498)	$(1,672)
Adjustments due to changes in ownership	1	(154)	(153)	(1)	154	153
June 30, 2015	$(2,951)	$(16,333)	$(19,284)	$(1,216)	$5,535	$4,319

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the six months ended June 30, 2014 are as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2014	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income (loss) before reclassifications	1,324	(10,321)	(8,997)	526	(4,266)	(3,740)
Amounts reclassified from AOCI		7,982	7,982		3,492	3,492
Net current period other comprehensive income (loss)	$1,324	$(2,339)	$(1,015)	$526	$(774)	$(248)
Adjustments due to changes in ownership	5	16	21	(5)	(16)	(21)
June 30, 2014	$6,369	$(16,277)	$(9,908)	$2,532	$5,351	$7,883

The following table presents reclassifications out of AOCI for the six months ended June 30, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$3,587	Interest Expense
Realized loss on interest rate contracts - UJVs	2,248	Equity in Income of UJVs
Total reclassifications for the period	$5,835

The following table presents reclassifications out of AOCI for the six months ended June 30, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Discontinuation of hedge accounting - consolidated subsidiary	$4,880	Nonoperating Income (Expense)
Realized loss on interest rate contracts - consolidated subsidiaries	5,043	Interest Expense
Realized loss on interest rate contracts - UJVs	1,551	Equity in Income of UJVs
Total reclassifications for the period	$11,474

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the six months ended June 30, 2015 and 2014, net of amounts capitalized of $16.8 million and $11.7 million, respectively, was $26.4 million and $48.5 million, respectively. Income taxes paid for the six months ended June 30, 2015 and 2014 were $0.7 million and $8.9 million, respectively. The following non-cash investing and financing activities occurred during the six months ended June 30, 2015 and June 30, 2014.

	Six Months Ended June 30
	2015	2014
Recapitalization of The Mall of San Juan joint venture (Note 2)	$9,296
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)		$77,711
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)		91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)		18,215
Other non-cash additions to properties	47,974	51,439

Other non-cash additions to properties primarily represent accrued construction and tenant allowance costs. Various assets and liabilities were also adjusted upon the disposition of interests in International Plaza and the deconsolidation of the Company's remaining interest (Note 2).

Note 15 - New Accounting Pronouncement

In February 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-02, “Amendments to the Consolidation Analysis”. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities. The Company is currently evaluating the application of this ASU, however the effect of the ASU on the Company's consolidated financial statements is not expected to be material.
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

In July 2015, the FASB approved a proposal to amend ASU No. 2014-09, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The amended proposal would permit public entities to adopt ASU No. 2014-09 early but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on the Company's financial position and results of operations.

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

The comparability of information used in measuring performance is affected by the opening of The Mall of San Juan in March 2015 and the opening of The Mall at University Town Center in October 2014 (See "Results of Operations - U.S. Development"), the disposition of our interest in Arizona Mills in January 2014 (see "Results of Operations - Dispositions - Arizona Mills/Oyster Bay"), and the sale of seven centers to an affiliate of Starwood Capital Group (Starwood) in October 2014 (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2014 have been restated to include comparable centers to 2015. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza in January 2014, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of operating results for Consolidated Businesses and Unconsolidated Joint Ventures period over period. Additionally, Taubman Prestige Outlets Chesterfield (Chesterfield) has been excluded from comparable trailing 12 month statistics reported for 2015 and 2014 as the center was not open for the entire 12 months ended June 30, 2014.

Use of Non-GAAP Measures

We use Net Operating Income (NOI) as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straight-line adjustments of minimum rent) less maintenance, taxes, utilities, promotion, ground rent (including straight-line adjustments), and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges, and gains from land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in mall tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. We generally provide separate projections for expected NOI growth and our lease cancellation income.

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

We may also present adjusted versions of NOI, Beneficial interest in EBITDA, and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and six month periods ended June 30, 2014, FFO was adjusted for expenses related to the sale of centers to Starwood (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). Specifically, these measures were adjusted for a charge related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur Center (MacArthur) note payable as well as disposition costs incurred related to the sale.

Our presentations of NOI, Beneficial interest in EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations, Net Income to Beneficial Interest in EBITDA, and Net Income to Net Operating Income are presented following the Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014.

New Accounting Pronouncement

Refer to "Note 15 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of the Accounting Standards Update (ASU) addressing revenue recognition. In July 2015, the Financial Accounting Standards Board approved a proposal to amend ASU 2014-09, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The amended proposal would permit public entities to adopt ASU 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016.

Current Operating Trends

Our comparable mall tenants reported a 2.8% increase in mall tenant sales per square foot in the second quarter of 2015 from the same period in 2014. For the six months ended June 30, 2015, our comparable mall tenant sales per square foot increased 2.5% over the comparable period in 2014. For the trailing twelve month period ended June 30, 2015, mall tenant sales per square foot were $818, a 1.4% increase from $807 for the trailing twelve month period ended June 30, 2014.

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

We believe that the ability of mall tenants to pay occupancy costs and earn profits over long periods of time increases as mall tenant sales per square foot increase, whether through inflation or real growth in customer spending. Because most mall tenants have certain fixed expenses, the occupancy costs that they can afford to pay and still be profitable are a higher percentage of mall tenant sales at higher sales per square foot.

Mall tenant sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in mall tenant sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent.

In negotiating lease renewals, we generally intend to maximize the minimum rentals we achieve. As a result, a tenant will generally pay a higher amount of minimum rent and an initially lower amount of percentage rent upon renewal.

While mall tenant sales are critical over the long term, the high quality regional mall business has been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in sales does impact, either negatively or positively, our ability to lease vacancies and negotiate rents at advantageous rates.

Mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12 Months Ended June 30
	2015 (1)	2014 (1)
Consolidated Businesses:
Minimum rents	9.0%	8.6%
Percentage rents	0.6	0.6
Expense recoveries	4.5	4.3
Mall tenant occupancy costs	14.1%	13.6%
Unconsolidated Joint Ventures:
Minimum rents	8.6%	8.5%
Percentage rents	0.4	0.5
Expense recoveries	4.2	4.2
Mall tenant occupancy costs	13.2%	13.1%
Combined:
Minimum rents	8.8%	8.6%
Percentage rents	0.5	0.6
Expense recoveries	4.3	4.3
Mall tenant occupancy costs	13.7%	13.4%

(1)
Based on reports of sales furnished by mall tenants of all centers reported during that period. Due to the closing of the Starwood sale in October 2014, mall tenant sales data for the sale portfolio was excluded from the trailing 12 months ended June 30, 2014.

(2)	Amounts in this table may not add due to rounding.

Ending occupancy and leased space statistics as of June 30, 2015 and June 30, 2014 are as follows:

	2015 (1)	2014 (1)
Ending occupancy - all centers	90.6%	92.6%
Ending occupancy - comparable centers	93.0	92.8
Leased space - all centers	95.7	95.3
Leased space - comparable centers	96.9	95.9

(1) Occupancy statistics also include anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Chesterfield).

We continue to expect year-end 2015 comparable center occupancy will be approximately 96%. See “Seasonality” for further information on occupancy and leased space statistics.

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from tenants. The spread between comparable center leased space and occupied space at 3.9% this quarter, is slightly higher than our history of 1% to 3% in the second quarter, however it was consistent with our expectations. The difference is largely a result of significant closings that occurred late last year or early this year, primarily due to bankruptcies, for which most of the space has been re-leased, but is not yet occupied.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Average rent per square foot: (1)
Consolidated Businesses	$61.52	$60.54	$61.12	$59.71
Unconsolidated Joint Ventures	58.70	58.06	58.95	56.99
Combined	60.35	59.50	60.22	58.60

(1)	Statistics exclude non-comparable centers.

	Trailing 12 Months Ended June 30 (1) (2)
	2015	2014
Opening base rent per square foot:
Consolidated Businesses	$77.46	$68.25
Unconsolidated Joint Ventures	60.71	63.69
Combined	70.36	66.36
Square feet of GLA opened:
Consolidated Businesses	461,268	425,581
Unconsolidated Joint Ventures	339,795	299,542
Combined	801,063	725,123
Closing base rent per square foot:
Consolidated Businesses	$57.09	$60.70
Unconsolidated Joint Ventures	51.10	44.55
Combined	54.47	53.89
Square feet of GLA closed:
Consolidated Businesses	506,207	453,523
Unconsolidated Joint Ventures	392,861	330,863
Combined	899,068	784,386
Releasing spread per square foot:
Consolidated Businesses	$20.37	$7.55
Unconsolidated Joint Ventures	9.61	19.14
Combined	15.89	12.47
Releasing spread per square foot growth:
Consolidated Businesses	35.7%	12.4%
Unconsolidated Joint Ventures	18.8%	43.0%
Combined	29.2%	23.1%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
(2) Opening and closing statistics exclude spaces gr
The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Average rent per square foot across our portfolio, including comparable centers for both consolidated and unconsolidated properties, was up 1.4% for the second quarter and up 2.8% for the six month period ending June 30, 2015. Average rent per square for the year ended December 31, 2015 is still expected to be up about 2.5% over the average rent per square foot of $59.14 for the year ended December 31, 2014, as restated to include comparable centers to 2015.

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

	2015		2014
	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable (2)	$1,142,136	$1,123,838	$4,908,028	$1,539,728	$1,121,619	$1,129,184	$1,117,497
All Centers (3)	1,203,516	1,175,757	4,969,462	1,601,162	1,121,619	1,129,184	1,117,497
Revenues and nonoperating income (expense):
Consolidated Businesses	133,429	130,235	636,322	118,842	176,935	164,664	175,881
Unconsolidated Joint Ventures	87,871	91,922	337,995	99,830	80,649	80,289	77,227
Ending occupancy:
Comparable	93.0%	92.7%	94.7%	94.7%	93.1%	92.8%	93.1%
All Centers	90.6	89.8	94.1	94.1	93.0	92.6	93.0
Leased Space:
Comparable	96.9%	95.5%	96.2%	96.2%	95.8%	95.9%	96.0%
All Centers	95.7	93.7	96.0	96.0	95.3	95.3	95.5

(1)	Based on reports of sales furnished by mall tenants.

(2)	Statistics for all periods exclude non-comparable centers.

(3)	Due to the closing of the Starwood sale in October 2014, mall tenant sales data for the sale portfolio was excluded for all periods presented.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations during the three and six month periods ended June 30, 2015 and June 30, 2014, or are expected to affect operations in the future.

Dispositions

Sale of Centers to Starwood

In October 2014, we completed the disposition of a portfolio of seven centers to Starwood. As part of the sale, we defeased or prepaid loans including accrued interest totaling $623 million secured by Northlake Mall, The Mall at Wellington Green, MacArthur, and The Mall at Partridge Creek. During the second quarter of 2014, we incurred $5.7 million of expenses, $5.4 million at our beneficial share, related to the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur note payable, as well as disposition costs of $0.4 million related to the sale of centers to Starwood. These expenses are classified as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. See "Note 2 - Dispositions, Acquisition, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information on the sale.

In 2014, we early adopted ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The operations of the centers sold to Starwood are included in continuing operations for periods prior to the sale pursuant to the application of ASU No. 2014-08.

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

U.S. Development

In March 2015, The Mall of San Juan opened in San Juan, Puerto Rico. In April 2015, we acquired an additional 15% interest in The Mall of San Juan, bringing our ownership in the center to 95% (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In 2015, we are now expecting FFO from The Mall of San Juan will be about $0.03 per share better than our previous assumption of negative $0.07 per share. We are still expecting The Mall of San Juan to have no net operating income in 2015.

In October 2014, The Mall at University Town Center, which is owned by a 50% Unconsolidated Joint Venture, opened in Sarasota, Florida.

Our U.S. development includes one project, International Market Place, which is currently under construction in Waikiki, Honolulu, Hawaii (see "Liquidity and Capital Resources - Capital Spending - New Developments"). In addition, we are progressing on our project in Miami, Florida (see "Liquidity and Capital Resources - Capital Spending - New Developments").

Taubman Asia

We have formed a joint venture with Beijing Wangfujing Department Store (Group) Co., Ltd (Wangfujing), one of China's largest department store chains, to own an interest in a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza in Xi'an, China. We have also formed a joint venture with Wangfujing to develop a shopping center, CityOn.Zhengzhou, in Zhengzhou, China. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Also, we have invested in a shopping center project, Hanam Union Square, in Hanam, Gyeonggi Province, South Korea in which we have formed a joint venture with Shinsegae Group (Shinsegae), South Korea's largest retailer (see "Liquidity and Capital Resources - Capital Spending - New Developments").

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

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Purchases of common stock are financed with general corporate funds, including borrowings under our existing revolving lines of credit. As of June 30, 2015, we repurchased 3,590,492 shares of our common stock at an average price of $72.35 per share, for a total of $259.8 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. As of June 30, 2015, $190.2 million remained under the repurchase program.

See "Liquidity and Capital Resources - Upcoming Maturities" for a discussion of our planned refinancings that are expected to be completed by 2016.

Center Operations

For the three months ended June 30, 2015, NOI of our comparable centers, excluding lease cancellation income, was up 2.5% over the same period in 2014. For the six months ended June 30, 2015, NOI of our comparable centers, excluding lease cancellation income, was up 3.1% from the comparable period in 2014. We continue to estimate that NOI of our comparable centers, excluding lease cancellation income, will be up 2.5% to 3% in 2015. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of NOI and see “Reconciliation of Net Income to Net Operating Income.”

For the six months ended June 30, 2015, we recognized our $3.0 million share of lease cancellation income. We continue to expect our share of lease cancellation income will be about $4 million to $5 million for 2015.

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. We continue to expect our beneficial share of consolidated and unconsolidated interest expense for 2015 to be between $100 million to $105 million ($145 million to $150 million at 100%), which includes the interest expense impacts from the openings of The Mall at University Town Center and The Mall of San Juan.

In 2016 we expect a significant increase in interest expense primarily due to the opening of four ground-up development projects. As these projects open, interest capitalization will end and we will begin recognizing interest expense. Also, pending the amount of share repurchases, we expect to be in a net cash position throughout most of 2016. Therefore, assuming we are in a net cash position, excess financing proceeds will result in incremental debt with additional interest expense.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

The following table sets forth operating results for the three months ended June 30, 2015 and June 30, 2014, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES (1)	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$76.9	$52.9	$96.5	$48.4
Percentage rents	1.1	1.2	1.1	1.1
Expense recoveries	46.0	31.7	61.2	27.6
Management, leasing, and development services	3.3		3.0
Other	4.7	2.1	8.2	3.2
Total revenues	$132.0	$87.9	$170.0	$80.3
EXPENSES:
Maintenance, taxes, utilities, and promotion	$35.1	$22.8	$48.8	$20.0
Other operating	14.7	4.6	16.1	4.5
Management, leasing, and development services	1.4		1.7
General and administrative	12.1		11.6
Interest expense	14.8	21.1	25.4	18.1
Depreciation and amortization (2)	26.4	14.4	36.9	11.1
Total expenses	$104.4	$62.8	$140.4	$53.7
Nonoperating income (expense) (3)	1.5	—	(5.3)	—
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$29.0	$25.0	$24.2	$26.6
Income tax expense	(0.7)		(0.3)
Equity in income of Unconsolidated Joint Ventures (2)	14.0		14.7
Income before gain on dispositions, net of tax	$42.3		$38.6
Gain on dispositions, net of tax (4)			0.5
Net income	$42.3		$39.1
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(2.7)		(2.3)
Noncontrolling share of income of TRG	(10.2)		(9.2)
Distributions to participating securities of TRG	(0.5)		(0.5)
Preferred stock dividends	(5.8)		(5.8)
Net income attributable to Taubman Centers, Inc. common shareowners	$23.2		$21.3

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100%	$70.2	$60.5	$86.5	$55.8
EBITDA - outside partners' share	(5.0)	(26.5)	(5.9)	(24.3)
Beneficial interest in EBITDA	$65.2	$33.9	$80.6	$31.5
Beneficial interest expense	(13.0)	(11.4)	(23.3)	(10.0)
Beneficial income tax expense - TRG and TCO	(0.7)		(0.3)
Beneficial income tax expense - TCO	0.1		0.1
Non-real estate depreciation	(0.7)		(0.9)
Preferred dividends and distributions	(5.8)		(5.8)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$45.1	$22.5	$50.3	$21.5

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. International Plaza's operations were consolidated through the January 2014 disposition. Subsequent to the disposition, our remaining 50.1% interest is accounted for under the equity method within Unconsolidated Joint Ventures. In addition, Arizona Mills' operations were accounted for under the equity method through the disposition in January 2014. The results of the centers sold to Starwood were consolidated through the October 2014 disposition.

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $1.1 million in 2015 and $1.2 million in 2014. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $0.5 million in both 2015 and 2014.

(3)
Nonoperating expense for the three months ended June 30, 2014 includes $5.7 million in connection with the discontinuation of hedge accounting related to the MacArthur interest rate swap and $0.4 million of disposition costs related to the sale of centers to Starwood.

(4)	During the three months ended June 30, 2014, a reduction of $0.5 million to the tax on the gain on the disposition of interests in International Plaza was recognized.

(5)	See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition and discussion of EBITDA and FFO.

(6)	Amounts in this table may not add due to rounding.

Consolidated Businesses

Total revenues for the three months ended June 30, 2015 were $132.0 million, a $38.0 million or 22.4% decrease from the comparable period in 2014. Minimum rents, expense recoveries, and other income all decreased primarily due to the October 2014 Starwood sale, partially offset by the opening of The Mall of San Juan in March 2015.

The decrease in minimum rents was partially offset by an increase in average rent per square foot. The decrease in expense recoveries was partially offset by an increase in fixed common area maintenance revenues. The decrease in other income was further attributable to a decrease in lease cancellation income.
Total expenses for the three months ended June 30, 2015 were $104.4 million, a $36.0 million or 25.6% decrease from the comparable period in 2014. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all decreased primarily due to the Starwood sale, partially offset by the opening of The Mall of San Juan. The decrease in interest expense was also partially attributable to interest capitalization for Asia development projects.

Nonoperating income (expense) in 2014 primarily consisted of expenses relating to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable and disposition costs incurred related to the Starwood sale. In addition, nonoperating income (expense) in both periods included interest and dividend income.

In 2015, the consolidated non-comparable centers contributed total operating revenues of $3.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of the same amount. In 2014, the consolidated non-comparable centers contributed total operating revenues of $42.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $19.6 million.

Unconsolidated Joint Ventures

Total revenues for the three months ended June 30, 2015 were $87.9 million, up $7.6 million or 9.5% over the comparable period in 2014. Minimum rents and expense recoveries increased primarily due to The Mall at University Town Center. Other income decreased primarily due to a decrease in lease cancellation income.

Total expenses increased by $9.1 million or 16.9%, to $62.8 million for the three months ended June 30, 2015. Maintenance, taxes, utilities, and promotion expense, interest expense, and depreciation expense all increased due to The Mall at University Town Center. The increase in interest expense was further attributable to the additional financing on International Plaza that was completed in December 2014.

In 2015, the unconsolidated non-comparable center contributed total operating revenues of $9.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $2.8 million. In 2014, the unconsolidated non-comparable center was not open and operating and as such, did not contribute to total revenues or expenses.

As a result of the foregoing, income of the Unconsolidated Joint Ventures decreased by $1.6 million to $25.0 million. Our equity in income of the Unconsolidated Joint Ventures was $14.0 million, a $0.7 million or 4.8% decrease from the comparable period in 2014

Net Income

Net income was $42.3 million for the three months ended June 30, 2015 compared to $39.1 million for the three months ended June 30, 2014. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended June 30, 2015 was $23.2 million compared to $21.3 million in the comparable period in 2014.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $67.6 million for the three months ended June 30, 2015 compared to $71.9 million for the three months ended June 30, 2014. FFO per diluted common share was $0.76 for the three months ended June 30, 2015 and $0.80 per common share for the three months ended June 30, 2014. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended June 30, 2014, which excluded disposition costs incurred related to the sale of centers to Starwood and a charge related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, was $77.7 million compared to $67.6 million for the three months ended June 30, 2015. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations."

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

The following table sets forth operating results for the six months ended June 30, 2015 and June 30, 2014, showing the results of the Consolidated Businesses and Unconsolidated Joint Ventures:

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	CONSOLIDATED BUSINESSES	UNCONSOLIDATED JOINT VENTURES AT 100%(1)	CONSOLIDATED BUSINESSES (1)	UNCONSOLIDATED JOINT VENTURES AT 100%(1)
	(in millions)
REVENUES:
Minimum rents	$151.4	$105.6	$194.4	$94.9
Percentage rents	4.0	3.5	5.8	3.2
Expense recoveries	89.9	63.3	123.9	54.6
Management, leasing, and development services	6.3		5.5
Other	9.3	7.5	15.2	4.9
Total revenues	$261.0	$179.8	$344.8	$157.5
EXPENSES:
Maintenance, taxes, utilities, and promotion	$66.7	$44.3	$96.8	$40.0
Other operating	27.9	10.1	31.5	9.4
Management, leasing, and development services	2.5		3.0
General and administrative	24.0		23.1
Interest expense	28.3	42.0	51.6	36.0
Depreciation and amortization (2)	50.4	27.9	72.0	22.8
Total expenses	$199.9	$124.2	$278.0	$108.2
Nonoperating income (expense) (3)	2.7	—	(4.2)	—
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$63.8	$55.6	$62.6	$49.3
Income tax expense	(1.5)		(1.0)
Equity in income of Unconsolidated Joint Ventures (2)	31.1		26.7
Income before gain on dispositions, net of tax	$93.3		$88.3
Gain on dispositions, net of tax (4)			476.9
Net income	$93.3		$565.2
Net income attributable to noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	(5.3)		(5.4)
Noncontrolling share of income of TRG	(22.7)		(156.9)
Distributions to participating securities of TRG	(1.0)		(0.9)
Preferred stock dividends	(11.6)		(11.6)
Net income attributable to Taubman Centers, Inc. common shareowners	$52.9		$390.5

SUPPLEMENTAL INFORMATION (5):
EBITDA - 100% (6)	$142.5	$125.4	$672.7	$108.1
EBITDA - outside partners' share	(10.3)	(55.0)	(12.3)	(47.5)
Beneficial interest in EBITDA	$132.2	$70.4	$660.5	$60.6
Gain on dispositions			(486.6)
Beneficial interest expense	(24.9)	(22.8)	(47.4)	(19.8)
Beneficial income tax expense - TRG and TCO	(1.5)		(1.0)
Beneficial income tax expense - TCO	0.3		0.1
Non-real estate depreciation	(1.6)		(1.7)
Preferred dividends and distributions	(11.6)		(11.6)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$92.9	$47.6	$112.3	$40.8

(1)
With the exception of the Supplemental Information, amounts include 100% of the Unconsolidated Joint Ventures. Amounts are net of intercompany transactions. The Unconsolidated Joint Ventures are presented at 100% in order to allow for measurement of their performance as a whole, without regard to our ownership interest. In our consolidated financial statements, we account for investments in the Unconsolidated Joint Ventures under the equity method. International Plaza's operations were consolidated through the January 2014 disposition. Subsequent to the disposition, our remaining 50.1% interest is accounted for under the equity method within Unconsolidated Joint Ventures. In addition, Arizona Mills' operations were accounted for under the equity method through the disposition in January 2014. The results of the centers sold to Starwood were consolidated through the October 2014 disposition.

(2)
Amortization of our additional basis in the Operating Partnership included in depreciation and amortization was $2.3 million in 2015 and $2.5 million in 2014. Also, amortization of our additional basis included in equity in income of Unconsolidated Joint Ventures was $1.0 million in both 2015 and 2014.

(3)
Nonoperating expense for the six months ended June 30, 2014 includes $5.7 million in connection with the discontinuation of hedge accounting related to the MacArthur interest rate swap and $0.4 million of disposition costs related to the sale of centers to Starwood.

(4)
During the six months ended June 30, 2014, the gain on dispositions of interest in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project is net of income tax expense of $9.7 million.

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

Consolidated Businesses

Total revenues for the six months ended June 30, 2015 were $261.0 million, a $83.8 million or 24.3% decrease from the comparable period in 2014. Minimum rents, percentage rents, expense recoveries, and other income all decreased primarily due to the October 2014 Starwood sale and the reclassification of International Plaza into an Unconsolidated Joint Venture.

The decrease in minimum rents was partially offset by an increase in average rent per square foot and the opening of The Mall of San Juan in March 2015. The decrease in other income was further attributable to a decrease in lease cancellation income.

Total expenses for the six months ended June 30, 2015 were $199.9 million, a $78.1 million or 28.1% decrease from the comparable period in 2014. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all decreased primarily due to the Starwood sale and the reclassification of International Plaza as an Unconsolidated Joint Venture, partially offset by the opening of The Mall of San Juan.

The decrease in other operating expense was partially offset by an increase in professional fees, management costs, and bad debt expense. The decrease in interest expense was also partially attributable to interest capitalization for U.S. and Asia development projects.

Nonoperating income (expense) in 2014 primarily consisted of expenses due to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable and disposition costs incurred related to the Starwood sale. In addition, nonoperating income (expense) in both periods included interest and dividend income.

In 2014, we recognized a $476.9 million gain, net of tax, on the dispositions of a total of 49.9% of our interest in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land.

We continue to expect pre-development expense for both the U.S. and Asia to be in the range of $5 million to $6 million. Also, we continue to expect net management, leasing, and development services income to be about $7 million to $7.5 million in 2015 and our quarterly general and administrative expense run rate is still expected to average between $12 million and $13 million, including both U.S. and Asia.

In 2015, the consolidated non-comparable centers contributed total operating revenues of $3.3 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $3.4 million. In 2014, the consolidated non-comparable centers contributed total operating revenues of $84.3 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $38.0 million.

Unconsolidated Joint Ventures

Total revenues for the six months ended June 30, 2015 were $179.8 million, up $22.3 million or 14.2% over the comparable period in 2014. Minimum rents and expense recoveries increased primarily due to The Mall at University Town Center and the reclassification of International Plaza into an Unconsolidated Joint Venture, partially offset by the sale of Arizona Mills in January 2014. Minimum rent was further increased by an increase in average rent per square foot, partially offset by a decrease in occupancy. Other income increased primarily due to an increase in lease cancellation income.

Total expenses increased by $16.0 million or 14.8%, to $124.2 million for the six months ended June 30, 2015. Maintenance, taxes, utilities, and promotion expense, interest expense, and depreciation expense all increased due to The Mall at University Town Center and the reclassification of International Plaza, partially offset by Arizona Mills.

In 2015, the unconsolidated non-comparable center contributed total operating revenues of $17.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $5.6 million. In 2014, the unconsolidated non-comparable center contributed total operating revenues of $3.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $1.4 million.

As a result of the foregoing, income of the Unconsolidated Joint Ventures increased by $6.3 million to $55.6 million. Our equity in income of the Unconsolidated Joint Ventures was $31.1 million, a $4.4 million or 16.5% increase from the comparable period in 2014.

Net Income

Net income was $93.3 million for the six months ended June 30, 2015 compared to $565.2 million for the six months ended June 30, 2014. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the six months ended June 30, 2015 was $52.9 million compared to $390.5 million in the comparable period in 2014.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $140.5 million for the six months ended June 30, 2015 compared to $153.1 million for the six months ended June 30, 2014. FFO per diluted common share was $1.57 for the six months ended June 30, 2015 and $1.70 per common share for the six months ended June 30, 2014. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the six months ended June 30, 2014, which excluded disposition costs incurred related to the sale of centers to Starwood and a charge related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, was $158.9 million compared to $140.5 million for the three months ended June 30, 2015. See “General Background and Performance Measurement – Use of Non-GAAP Measures” for the definition of FFO and “Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations."

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended June 30
	2015			2014
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - Basic	$23.2	61,606,563	$0.38	$21.3	63,263,237	$0.34
Add impact of share-based compensation	0.1	779,479		0.1	711,376
Net income attributable to TCO common shareowners - Diluted	$23.3	62,386,042	$0.37	$21.4	63,974,613	$0.33
Add depreciation of TCO’s additional basis	1.6		0.03	1.7		0.03
Add TCO's additional income tax expense	0.1		—	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$25.0	62,386,042	$0.40	$23.2	63,974,613	$0.36
Add:
Noncontrolling share of income of TRG	10.2	25,063,389		9.2	25,145,571
Distributions to participating securities of TRG	0.5	871,262		0.5	871,262
Net income attributable to partnership unitholders and participating securities	$35.7	88,320,693	$0.40	$32.9	89,991,446	$0.37
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	26.4		0.30	36.9		0.41
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.7)		(0.02)
Noncontrolling partners in consolidated joint ventures	(0.5)		(0.01)	(1.6)		(0.02)
Share of Unconsolidated Joint Ventures	8.5		0.10	6.9		0.08
Non-real estate depreciation	(0.7)		(0.01)	(0.9)		(0.01)
Less gain on dispositions, net of tax				(0.5)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$67.6	88,320,693	$0.77	$71.9	89,991,446	$0.80
TCO's average ownership percentage of TRG	71.1%			71.6%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$48.0		$0.77	$51.4		$0.80
Less TCO's additional income tax expense	(0.1)		—	(0.1)		—
Funds from Operations attributable to TCO's common shareowners	$47.9		$0.76	$51.3		$0.80

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$67.6	88,320,693	$0.77	$71.9	89,991,446	$0.80

Beneficial share of disposition costs related to the Starwood sale				0.4		—
Beneficial share of discontinuation of hedge accounting - MacArthur				5.4		0.06
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$67.6	88,320,693	$0.77	$77.7	89,991,446	$0.86
TCO's average ownership percentage of TRG	71.1%			71.6%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$48.0		$0.77	$55.6		$0.86
Less TCO's additional income tax expense	(0.1)		—	(0.1)		—
Adjusted Funds from Operations attributable to TCO's common shareowners	$47.9		$0.76	$55.5		$0.86

(1)	Depreciation includes $3.2 million and $5.6 million of mall tenant allowance amortization for the three months ended June 30, 2015 and 2014, respectively.

(2)	Amounts in this table may not recalculate due to rounding

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Six Months Ended June 30
	2015			2014
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - Basic	$52.9	62,319,211	$0.85	$390.5	63,214,694	$6.18
Add distributions to participating securities of TRG				0.9	871,262
Add impact of share-based compensation	0.2	837,491		2.6	748,053
Net income attributable to TCO common shareowners - Diluted	$53.0	63,156,702	$0.84	$394.0	64,834,009	$6.08
Add depreciation of TCO’s additional basis	3.2		0.05	3.4		0.05
Add TCO's additional income tax expense	0.3		—	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$56.6	63,156,702	$0.90	$397.6	64,834,009	$6.13
Add:
Noncontrolling share of income of TRG	22.7	25,083,637		156.9	25,146,396
Distributions to participating securities of TRG	1.0	871,262
Net income attributable to partnership unitholders and participating securities	$80.2	89,111,601	$0.90	$554.5	89,980,405	$6.16
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	50.4		0.57	72.0		0.80
Depreciation of TCO’s additional basis	(3.2)		(0.04)	(3.4)		(0.04)
Noncontrolling partners in consolidated joint ventures	(1.6)		(0.02)	(2.8)		(0.03)
Share of Unconsolidated Joint Ventures	16.6		0.19	14.0		0.16
Non-real estate depreciation	(1.6)		(0.02)	(1.7)		(0.02)
Less gain on dispositions, net of tax				(476.9)		(5.30)
Less impact of share-based compensation	(0.2)		—	(2.6)		(0.03)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	140.5	89,111,601	$1.58	$153.1	89,980,405	$1.70
TCO's average ownership percentage of TRG	71.3%			71.5%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$100.2		$1.58	$109.5		$1.70
Less TCO's additional income tax expense	(0.3)		—	(0.1)		—
Funds from Operations attributable to TCO's common shareowners	$99.9		$1.57	$109.4		$1.70

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$140.5	89,111,601	$1.58	$153.1	89,980,405	$1.70

Beneficial share of disposition costs related to the Starwood sale				0.4		—
Beneficial share of discontinuation of hedge accounting - MacArthur				5.4		0.06
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$140.5	89,111,601	$1.58	$158.9	89,980,405	$1.77
TCO's average ownership percentage of TRG	71.3%			71.5%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$100.2		$1.58	$113.7		$1.77
Less TCO's additional income tax expense	(0.3)		—	(0.1)		—
Adjusted Funds from Operations attributable to TCO's common shareowners	$99.9		$1.57	$113.5		$1.76

(1)	Depreciation includes $6.4 million and $11.2 million of mall tenant allowance amortization for the six months ended June 30, 2015 and 2014, respectively.

(2)	Amounts in this table may not recalculate due to rounding

Reconciliation of Net Income to Beneficial Interest in EBITDA

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2015	2014	2015	2014
Net income	$42.3	$39.1	$93.3	$565.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	26.4	36.9	50.4	72.0
Noncontrolling partners in consolidated joint ventures	(0.5)	(1.6)	(1.6)	(2.8)
Share of Unconsolidated Joint Ventures	8.5	6.9	16.6	14.0

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	14.8	25.4	28.3	51.6
Noncontrolling partners in consolidated joint ventures	(1.7)	(2.1)	(3.4)	(4.2)
Share of Unconsolidated Joint Ventures	11.4	10.0	22.8	19.8
Income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay		(0.5)		9.7
Other income tax expense	0.7	0.3	1.5	1.0

Less noncontrolling share of income of consolidated joint ventures	(2.7)	(2.3)	(5.3)	(5.4)

Beneficial interest in EBITDA	$99.1	$112.1	$202.6	$721.0

TCO's average ownership percentage of TRG	71.1%	71.6%	71.3%	71.5%

Beneficial interest in EBITDA attributable to TCO	$70.5	$80.2	$144.5	$515.8

(1)	Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30		Six Months Ended June 30
	(in millions)
	2015	2014	2015	2014
Net income	$42.3	$39.1	$93.3	$565.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	26.4	36.9	50.4	72.0
Noncontrolling partners in consolidated joint ventures	(0.5)	(1.6)	(1.6)	(2.8)
Share of Unconsolidated Joint Ventures	8.5	6.9	16.6	14.0

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	14.8	25.4	28.3	51.6
Noncontrolling partners in consolidated joint ventures	(1.7)	(2.1)	(3.4)	(4.2)
Share of Unconsolidated Joint Ventures	11.4	10.0	22.8	19.8
Income tax expense:
Income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay		(0.5)		9.7
Other income tax expense	0.7	0.3	1.5	1.0

Less noncontrolling share of income of consolidated joint ventures	(2.7)	(2.3)	(5.3)	(5.4)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.0	5.9	10.3	12.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	26.5	24.3	55.0	47.5

EBITDA at 100%	$130.6	$142.3	$268.0	$780.8

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	12.1	11.6	24.0	23.1
Management, leasing, and development services, net	(1.9)	(1.3)	(3.8)	(2.5)
Straight-line of rents	(1.4)	(1.2)	(2.1)	(2.3)
Gain on dispositions				(486.6)
Disposition costs related to the Starwood sale		0.4		0.4
Discontinuation of hedge accounting - MacArthur		5.7		5.7
Dividend income	(0.9)	(0.6)	(1.7)	(0.8)
Interest income	(0.6)	(0.2)	(1.2)	(0.3)
Other nonoperating income (expense)			0.2	(0.8)
Non-center specific operating expenses and other	6.0	5.2	10.3	9.0
Net Operating Income at 100% - all centers	$143.9	$161.9	$293.7	$325.8
Less Net Operating Income of non-comparable centers (1)	(6.0)	0.6	(11.2)	(0.9)
Net Operating Income at 100% - comparable centers	$137.9	$162.5	$282.5	$324.9
Lease cancellation income	(0.3)	(4.3)	(4.4)	(6.2)
Net Operating Income at 100% excluding lease cancellation income (2)	$137.6	$158.2	$278.1	$318.6

(1)
Includes The Mall of San Juan, The Mall at University Town Center, Arizona Mills, and the centers sold to Starwood in 2014. 2014 includes an adjustment to reflect the allocation of costs to Starwood centers that are now being allocated to the remainder of the portfolio.

(2)
See "General Background and Performance Measurement - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income excluding lease cancellation income and its use and utility as a performance measure.

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

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have five unencumbered center properties. The entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are unencumbered assets under such facility and term loan. Per the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Additionally, besides the three centers previously noted, Chesterfield and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of June 30, 2015, we had a consolidated cash balance of $42.3 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of June 30, 2015, after considering then outstanding loan balances and outstanding letters of credit, was $1.035 billion. Seventeen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of June 30, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The line matures in February 2019, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of June 30, 2015, the leverage ratio resulted in a rate of LIBOR plus 1.15%.

Construction Financing

In addition to the revolving lines of credit described above, we have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of June 30, 2015, $9.9 million was available under the construction facility. The construction facility is interest only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The facility matures in October 2016 and has four one-year extension options.

We also have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of June 30, 2015, $85.2 million was available under the construction facility. The facility, which matures in April 2017 and has two one-year extension options, is interest only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures.

In July 2015, our joint venture closed on a construction facility for Hanam Union Square. We have a 34.3% interest in the Unconsolidated Joint Venture. The financing consists of a five-year 520 billion Korean Won denominated loan (approximately $445 million U.S. dollars at current exchange rates) and a five-year U.S. dollar loan of approximately $50 million. The Korean Won denominated portion of the loan bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw. At current bond yields, the rate would be approximately 3.20%. The U.S. dollar denominated floating rate loan bears interest at three-month LIBOR plus 1.60%. A cross currency interest rate swap is intended to be executed in August 2015 to fix the interest rate on the U.S. dollar portion of the loan and swap the U.S. dollar denomination from U.S. dollars to Korean Won. At current rates, if the interest rate is swapped to fixed, the weighted average rate of the U.S. dollar portion of the financing would be between 3.00% and 3.50%. Our share of the total proceeds will be approximately $170 million.

We also expect to enter into a three-year, $330 million construction financing for our International Market Place project in August 2015. The loan is expected to bear interest at LIBOR plus 1.75% and have two one-year extension options.

Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for further details of our construction financings and related guarantees.

Upcoming Maturities

In April 2015, we agreed on the basic terms of a new 12-year loan for The Mall at Short Hills. The new $1 billion loan will be interest only at an all-in rate of approximately 3.50% and is expected to close in September 2015. Using the proceeds from the new loan, we expect to pay off without penalty the existing $540.0 million, 5.47% fixed rate loan scheduled to mature in December 2015.

The $15.7 million, 4.42% fixed rate loan on El Paseo Village matures in December 2015. We expect to pay off the loan in October 2015, the earliest prepayment date without penalty.

Our mortgages on Cherry Creek Shopping Center, The Gardens on El Paseo, and Waterside Shops are all maturing at various dates in 2016. We expect to refinance all three of these loans at favorable rates. Also in 2016, the joint venture that owns The Mall at University Town Center plans to refinance the construction loan and lock in a long-term favorable rate. In total, we expect approximately $100 million of excess proceeds at our share on these four refinancings.

Term Loan

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of June 30, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. As of June 30, 2015, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%.

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2015 and 2014

Operating Activities

Our net cash provided by operating activities was $154.6 million in 2015, compared to $142.9 million in 2014. See also “Results of Operations” for descriptions of 2015 and 2014 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $240.2 million in 2015, compared to $172.5 million provided by investing activities in 2014. Additions to properties in 2015 and 2014 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2015 and 2014 capital spending is shown in “Capital Spending”. In 2015, $18.6 million of the cash in escrow was used to fund a current redevelopment project. Cash placed in escrow to fund certain construction projects was $42.9 million in 2014. Proceeds from the January 2014 dispositions, net of transaction costs, were $385.6 million in 2014.

Contributions to Unconsolidated Joint Ventures in 2015 and 2014 of $50.3 million and $20.9 million, respectively, primarily related to the funding of Taubman Asia project costs. Distributions from Unconsolidated Joint Ventures in excess of income were $1.7 million and $6.9 million in 2015 and 2014, respectively.

Financing Activities

Net cash used in financing activities was $148.4 million in 2015 compared to $223.9 million in 2014. In 2015, net debt proceeds were $180.2 million, generally provided by borrowings on the revolving lines of credit and the construction facility on The Mall of San Juan, partially offset by the pay off of the original loan on the U.S. headquarters building and debt issuance costs paid in relation to the expected refinancing of The Mall at Short Hills. In 2014, net debt payments were $129.1 million, reflecting the pay down of a portion of our revolving lines of credit and the pay off of the mortgage note payable on Stony Point, partially offset by debt proceeds provided by the construction facility on The Mall of San Juan. Also in 2015, a $10 million deposit was paid in connection with the expected refinancing of The Mall at Short Hills.

In 2015, $207.5 million was paid to repurchase common stock. An immaterial amount of common stock was repurchased in 2014. In 2015, $4.6 million were received in connection with incentive plans, compared to $2.4 million paid in 2014. Contributions from noncontrolling interests in 2014 was $22.3 million for funding an escrow required for a redevelopment project at Cherry Creek Shopping Center. Total dividends and distributions paid were $115.8 million and $114.7 million in 2015 and 2014, respectively.

Beneficial Interest in Debt

At June 30, 2015, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,153.8 million, with an average interest rate of 3.83% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.07% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $604.8 million as of June 30, 2015, which included $581.7 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2015:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$1,838.6	4.69%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	135.7	4.10%
Swap maturing in February 2019	475.0	3.00%
Swap maturing in December 2021	87.0	3.58%
Swap maturing in March 2024	12.0	3.49%
	$709.8	3.29%	(1)

Floating month to month	605.4	1.86%	(1)
Total floating rate debt	$1,315.2	2.63%	(1)

Total beneficial interest in debt	$3,153.8	3.83%	(1)

Amortization of financing costs (3)		0.27%
Average all-in rate		4.10%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Includes non-cash amortization of premiums related to acquisitions.

(3)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2015, a one percent increase in interest rates on this floating rate debt would decrease cash flows by approximately $6.1 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $3.8 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $1.1 million and due to the effect of capitalized interest, increase annual earnings by approximately $0.7 million. Based on our consolidated debt and interest rates in effect at June 30, 2015, a one percent increase in interest rates would decrease the fair value of debt by approximately $22.5 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $23.8 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center and The Mall of San Juan: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of June 30, 2015, the corporate maximum payout ratio was the most restrictive covenant. We are in compliance with all of our loan covenants and obligations as of June 30, 2015. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We are responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is expected to open in August 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $176.0 million in the project as of June 30, 2015. We are expecting an after-tax unlevered stabilized return of 7% on our share of the approximately $465 million total project cost. This project is subject to a participating ground lease.

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

Our joint venture with Wangfujing will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in spring 2016 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. As of June 30, 2015, our share of total project costs was $88.2 million, as increased by $0.5 million of cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Our second joint venture with Wangfujing owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is expected to open in fall 2016. As of June 30, 2015, our share of total project costs was $58.5 million, including an immaterial impact of cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Our joint venture with Shinsegae, is developing an approximately 1.7 million square foot shopping center, Hanam Union Square, in Hanam, Gyeonggi Province, South Korea. The center is scheduled to open in early fall 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%. As of June 30, 2015, our share of total project costs was $173.5 million, as decreased by $5.0 million of cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $380 million for our 34.3% equity interest in the retail portion of the project. We are expecting a 7% to 7.5% unlevered return at stabilization.

Estimates of total project costs through completion in Asia exclude fluctuations in foreign currency exchange rates.

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of these projects, but we also expect additional construction loan financings (see "Liquidity and Capital Resources - Construction Financings" above).

2015 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2015, is summarized in the following table:

	2015 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$141.7	$133.8	$3.1	$1.8
New development projects - Asia (3) (4)			75.7	75.7
Existing centers:
Projects with incremental GLA or anchor replacement	32.3	21.7	8.9	4.4
Projects with no incremental GLA and other	26.3	26.2	1.8	1.0
Mall tenant allowances	2.6	2.4	9.1	4.7
Asset replacement costs recoverable from tenants	7.3	6.6	1.5	0.9
Corporate office improvements, technology, equipment, and other	1.1	1.1
Total	$211.3	$191.8	$100.1	$88.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $4.1 million of net unfavorable translation adjustments.

(5)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2015, in addition to the costs above, we incurred our $2.3 million share of Consolidated Businesses’ and $0.9 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2015:

(in millions)
Consolidated Businesses’ capital spending	$211.3
Other differences between cash and accrual basis	(0.3)
Additions to properties	$211.0

Planned 2015 Capital Spending

The following table summarizes planned capital spending for 2015, including actual spending through June 30, 2015 and anticipated spending for the remainder of the year:

	2015 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$270.0	$254.7	$4.1	$2.0
New development projects - Asia (3) (4)			200.8	200.8
Existing centers:
Projects with incremental GLA or anchor replacement	85.7	63.7	23.3	11.7
Projects with no incremental GLA and other	46.4	45.3	2.9	1.8
Mall tenant allowances	12.4	10.7	15.8	8.4
Asset replacement costs recoverable from tenants	19.1	18.4	10.9	5.7
Corporate office improvements, technology, equipment, and other	3.9	3.9
Total	$437.5	$396.6	$257.7	$230.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center. Excludes costs related to The Mall at Miami Worldcenter.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Amounts in this table may not add due to rounding.

We anticipate that our share of costs incurred for new center development projects included in the table above will be approximately $340 million in 2016.

We have ongoing redevelopment or expansion projects at Cherry Creek Shopping Center, Dolphin Mall, International Plaza, and Sunvalley that will add approximately 160,000 square feet of incremental GLA, all with expected completion dates in 2015. Our share of these projects will cost approximately $60 million, and we expect a weighted average return of 9.5% to 10.5%. As of June 30, 2015, we had capitalized costs of $41.1 million related to these redevelopment and expansion projects. In addition, we have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed by 2019. The project will cost approximately $200 million, and we expect a weighted average return of 6.5% to 7.5%. As of June 30, 2015, we had capitalized costs of $22.1 million related to this redevelopment project.

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

On May 29, 2015, we declared a quarterly dividend of $0.565 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, which was paid on June 30, 2015 to shareowners of record on June 15, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material outstanding litigation as of June 30, 2015.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				312,714,433
April 2015	498,626	$74.84	498,626	$275,396,718

May 2015	636,956	74.26	636,956	228,094,795

June 2015	514,609	73.61	514,609	190,216,071

Total	1,650,191	$74.23	1,650,191	$190,216,071

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of June 30, 2015, the Company repurchased 3,590,492 shares of its common stock at an average price of $72.35 per share for a total of $259.8 million under the authorization. As of June 30, 2015, $190.2 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, one of the Company’s Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

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

TAUBMAN CENTERS, INC.
Date:	August 5, 2015	By: /s/ Lisa A. Payne
Lisa A. Payne
Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)