Form 10-K
period 2015-12-31
TAUBMAN CENTERS INC
filed 2016-02-23
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the 59,011,101 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2015 was $4.1 billion, based upon the closing price of $69.50 per share on the New York Stock Exchange composite tape on June 30, 2015. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 22, 2016, there were outstanding 60,236,681 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2016 are incorporated by reference into Part III.

TAUBMAN CENTERS, INC.

PART I

Item 1. BUSINESS.

The following discussion of our business contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the Securities and Exchange Commission (SEC), and in particular those set forth under “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

The Company

Taubman Centers, Inc. (TCO or the Company) is a Michigan corporation (incorporated in 1973) that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us" and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require.

We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers and interests therein. Our owned portfolio of operating centers as of December 31, 2015 consisted of 19 urban and suburban shopping centers operating in 10 states and Puerto Rico. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See "Item 2. Properties" for information regarding the centers.

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

We have one reportable segment, which owns, develops, and manages regional shopping centers. We have aggregated our shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. See "Note 1 - Summary of Significant Accounting Policies" to our consolidated financial statements for more information.

Recent Developments

For a discussion of business developments that occurred in 2015, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

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

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of regional shopping centers and interests therein. We owned interests in 19 operating centers as of December 31, 2015.

As of December 31, 2015, the centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the country, including Denver, Detroit, Los Angeles, Miami, Nashville, New York City, Orlando, Salt Lake City, San Francisco, San Juan, Sarasota, St. Louis, Tampa, and Washington, D.C.;

•
range in size between 236,000 and 1.6 million square feet of GLA and between 186,000 and 690,000 square feet of Mall GLA with an average of 1.0 million and 0.5 million square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 200 stores with an average of 143 stores per center. Of the 19 centers, 13 are super-regional shopping centers;

•	have approximately 2,400 stores operated by their mall tenants under approximately 1,000 trade names;

•	have 51 anchors, operating under 12 trade names;

•
lease approximately 94% of Mall GLA to national chains, including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, and XXI Forever), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the United States public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2015, our mall tenants at comparable centers reported average sales per square foot of $800.

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

Our portfolio is concentrated in highly productive super-regional shopping centers. Of our 19 owned centers, 16 have annualized rent rolls at December 31, 2015 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

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

•
seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers "new to the market" retailers. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives, including those that utilize technology and the Internet, to increase revenues, enhance the shopping experience, build customer loyalty, and increase tenant sales, with the following as examples:

•	our Taubman website program connects shoppers to each of our individual center brands through the Internet, including mobile devices;

•	we have a robust email program reaching our most loyal customers weekly and our social media sites offer retailers and customers an immediate geo-targeted communication vehicle;

•
we have pioneered an indoor navigation technology that has the potential to significantly change a shopper's experience and connect them to retailers in new ways. Since its pilot in 2014, we have rolled out the indoor navigation technology at 11 centers in our portfolio; and

•
we are also investing in other synergistic digital capabilities in our centers with an overall strategy of creating a "Smart Mall", which includes shopper Wi-Fi, navigation and directory technology, advanced energy management, and high-speed networking options for our tenants. Bringing all of these efforts together, The Mall of San Juan has been fully equipped with the entire Smart Mall technology, including the indoor navigation technology and the latest digital directory technology, limiting the need for printed collateral, and enhancing the guest experience for a highly mobile and technologically savvy audience.

The impact of e-commerce on shopping center retail has been steadily increasing but is difficult to quantify. While challenging traditional retail in the shorter-term, e-commerce is also making high quality brick-and-mortar assets more valuable, as retailers focus their real estate investments on the strongest assets. We strive to position our assets to be desirable platforms for omni-channel retailers, believing technology improves the customer experience and will continue to do so, from the front of the house, logistics, efficiency, pricing, customer acquisition, customer knowledge and service.

The centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. Many of our centers include stores that target high-end customers, and such stores may also attract other retailers to come to the center. However, each center is individually merchandised in light of the demographics of its potential customers within convenient driving distance. When necessary, we consider rebranding existing centers in order to maximize customer loyalty, maintain and increase tenant sales, and achieve greater profitability.

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

An increased number of our tenants are paying a fixed Common Area Maintenance (CAM) charge, with typically a fixed increase over the term of the lease, rather than the traditional net lease structure where a tenant pays their share of CAM. This allows the retailer greater predictability of their costs. While some pricing risk has shifted to the landlord, cost savings can have a positive impact on our profitability. Approximately 75% of our tenants in 2015 (including those with gross leases or paying a percentage of their sales) effectively pay a fixed charge for CAM. As a result there is significantly less matching of our CAM income with our CAM expenditures, which can vary considerably from period to period.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that includes an active new center development and redevelopment program. Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions), augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and, in certain cases, funding major capital investments. From time to time, we also may access the equity markets or sell interests in shopping centers to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

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

While the sale of seven centers to Starwood Capital Group (Starwood) in 2014 reduced the size of our core portfolio, the more consistent, smaller base has allowed us to focus where the greatest net asset value can be created: our most highly productive centers, our redevelopments, and development pipeline.

Another potential element of growth over time is the strategic expansion and redevelopment of existing properties to update and enhance their market positions by replacing or adding new anchor stores, increasing mall tenant space, or rebranding centers. Most of the centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction, such as current projects at The Mall at Green Hills and Beverly Center, in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers).

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019.

We also recently completed redevelopment projects at Cherry Creek Shopping Center, Dolphin Mall, International Plaza, and Sunvalley. In total, these completed projects added approximately 160,000 square feet of incremental GLA to our portfolio and resulted in exciting additions to many of our best assets. We expect these redevelopment assets to provide a weighted average return of approximately 10% at stabilization.

We also look to monetize our common areas through robust specialty leasing and sponsorship programs. About 9% of our 2015 comparable center Net Operating Income (NOI) was generated from such programs. In the past five years, comparable center NOI from leasing and sponsorship programs has ranged from 9% to 11%. Examples found in our centers include destination holiday experiences, customer service programs, sponsored children's play areas, and turnkey attractions.

External Growth

We pursue various areas of external growth, primarily traditional center development in the U.S., new opportunities in Asia, and acquisitions. Additionally, we also consider other forms of retail, such as outlet centers and street retail, which may be part of significant mixed-use projects, as we believe they are a natural extension of our existing capabilities. With growth in population, we expect that there will be demand for new high quality centers over the next ten years. We opened a new center in Puerto Rico in March 2015 and construction is underway on four shopping centers in the U.S. and Asia, all of which are scheduled to open in 2016, and we continue to work on and evaluate various development possibilities for additional new centers.

•	Development of New U.S. Centers

We have developed 13 U.S. properties since 1998, or an average about one every 18 months. We are currently under construction on one center opening in 2016. In the long run, we expect to maintain, on average, at a pace of one project every 24 months.

Over the past three years, we have opened three new centers:

•	The Mall of San Juan opened in San Juan, Puerto Rico in March 2015. We have 95% ownership interest in the 0.6 million square foot center.

•	The Mall at University Town Center in Sarasota, Florida opened in October 2014. We have a 50% ownership interest in the 0.9 million square foot center.

•
Taubman Prestige Outlets Chesterfield, a new outlet center, opened in the western-St. Louis, Missouri suburb of Chesterfield in August 2013. We have a 100% ownership interest in the 0.3 million square foot outlet center.

International Market Place, a 0.4 million square foot center, is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii and is scheduled to open in August 2016. We have a 93.5% interest in the project, which is subject to a participating ground lease.

In 2015, we made a decision not to move forward with an enclosed regional mall that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida. Instead, along with The Forbes Company and Miami Worldcenter's master developer, Miami Worldcenter Associates, we are now pursuing a high street retail plan. Specifically, we have agreed with Miami Worldcenter Associates on preliminary terms to co-lease the retail portion of the street level project with The Forbes Company, with an option to purchase the retail component at a favorable price. As a result of this decision, an impairment charge of $11.8 million was recognized in the fourth quarter of 2015, which represents previously capitalized costs related to the pre-development of the enclosed mall plan.
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

We currently have two joint ventures with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains. The first joint venture will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, an approximately 1.0 million square foot shopping center to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. We will beneficially own a 30% interest in CityOn.Xi'an, which is scheduled to open in April 2016. The second joint venture with Wangfujing owns a 65% majority interest in and will manage a shopping center, CityOn.Zhengzhou, to be located in Zhengzhou, China. We will beneficially own a 32% interest in the approximately 1.0 million square foot shopping center which is scheduled to open in fall 2016.

We also have a joint venture with Shinsegae Group, South Korea's largest retailer, that is developing an approximately 1.7 million square foot shopping center, Hanam Union Square, in Hanam, Gyeonggi Province, South Korea. The center is scheduled to open in early fall 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%.

As part of our Asia strategy, we look to mitigate our operating costs through third-party service contracts when possible. We provide leasing and management services for IFC Mall in Yeouido, Seoul, South Korea and for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China.

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

We expect attractive opportunities to acquire existing centers, or interests in existing centers, from other companies to continue to be scarce and expensive. However, we continue to look for assets where we can add significant value or that would be strategic to the rest of our portfolio, and we have capital available for selective opportunities. Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio, or can be redeveloped to that level. We also may acquire additional interests in centers currently in our portfolio.

In January 2016, a joint venture we formed with The Macerich Company announced an agreement to acquire Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. We expect the transaction to close in March 2016. This purchase is consistent with our strategy to own high quality, dominant assets in great markets. See "MD&A - Results of Operations - Acquisition - Country Club Plaza" for additional information regarding the acquisition.

Rental Rates

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. Average rent per square foot statistics reflect the contractual rental terms of the lease currently in effect and include the impact of rental concessions. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. See “Risk Factors” for further information.

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year). Comparable center statistics for 2015 and 2014 exclude The Mall of San Juan, The Mall at University Town Center, Arizona Mills, and the centers sold to Starwood in 2014. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza in January 2014, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of operating results for Consolidated Businesses and Unconsolidated Joint Ventures period over period.

	2015	2014	2013	2012	2011
Average rent per square foot:
Consolidated Businesses	$61.58	$59.48	$59.88	$46.86	$45.53
Unconsolidated Joint Ventures	58.69	58.65	52.68	45.44	44.58
Combined	60.38	59.14	57.33	46.42	45.22

See “MD&A – Rental Rates and Occupancy” for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2015 for the next ten years for all owned centers in operation at that date.

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2016 (4)	170	401	$58.49	6.8%	174	488	$49.77	5.1%
2017	246	656	58.25	11.1	259	927	47.37	9.6
2018	200	526	64.27	8.9	216	854	48.99	8.8
2019	220	474	68.78	8.1	237	904	48.83	9.4
2020	195	488	66.42	8.3	207	715	56.30	7.4
2021	195	505	80.88	8.6	212	976	55.31	10.1
2022	228	572	76.53	9.7	249	1,065	55.95	11.0
2023	187	537	70.33	9.1	193	635	64.81	6.6
2024	203	582	69.20	9.9	215	776	62.38	8.0
2025	218	753	66.05	12.8	237	1,096	60.61	11.3

(1)	Excludes rents from temporary in-line tenants and centers not open and operating at December 31, 2015.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from regional mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2016 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2015.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2010 to 2015 was approximately one year. The average term of leases signed was approximately eight and seven years during 2015 and 2014, respectively.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2015, tenants representing 1.0% of leases filed for bankruptcy during the year compared to 1.6% in 2014. This statistic has ranged from 0.3% to 1.6% of leases per year over the last five years. The annual provision for losses on accounts receivable represents 0.4% of total revenues in 2015 and has ranged from 0.1% to 0.4% over the last five years.

Occupancy

Occupancy and leased space statistics include temporary in-line tenants (TILs) and value and outlet center anchors (Arizona Mills, Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield). The following table shows ending occupancy and leased space for the past five years:

	2015	2014	2013	2012	2011
All Centers:
Ending occupancy	94.2%	94.1%	95.8%	96.6%	95.5%
Leased space	96.1	96.0	96.7	97.5	96.8

Comparable Centers:
Ending occupancy	95.3%	94.7%
Leased space	97.0	96.2

Major Tenants

No single retail company represents 10% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for about 5% of Mall GLA as of December 31, 2015 and less than 5% of 2015 minimum rent. No other single retail company accounted for more than 5% of Mall GLA as of December 31, 2015 or 4% of 2015 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2015:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, For Love 21, XXI Forever)	15	447,022	5.1%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others)	45	391,706	4.4
H&M	15	300,086	3.4
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	38	251,371	2.9
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	28	221,430	2.5
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	23	174,036	2.0
Urban Outfitters (Anthropologie, Anthropologie Accessories, Free People, Urban Outfitters)	21	164,504	1.9
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	35	161,427	1.8
Ann Taylor (Ann Taylor, Ann Taylor Loft, and others)	31	160,318	1.8
Restoration Hardware	6	150,800	1.7

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

As of December 31, 2015, the Manager, TAM, and certain other affiliates had 615 full-time employees.

Available Information

The Company makes available free of charge through its website at www.taubman.com all reports it electronically files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 1A. RISK FACTORS.

The following factors and other factors discussed in this Annual Report on Form 10-K could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere in future SEC reports or statements made by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and should be carefully considered. We may update these factors in our future periodic reports.

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

Such factors include:

•
changes in the global, national, regional, and/or local economic and geopolitical climates. Changes such as the global economic and financial market downturn similar to the one experienced a few years ago may cause, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth;

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

•
changes in business strategies of anchors. Anchors may adopt new or modify existing strategies in order to adapt to new challenges and shifts in the economic environment. Such strategies could include closing, consolidation, or contraction;

•	changes in consumer shopping behavior;

•	availability and cost of financing. While current interest rates continue to be historically low, it is uncertain how long such rates will continue;

•	the public perception of the safety, convenience, and attractiveness of our shopping centers;

•	legal liabilities;

•	changes in government regulations; and

•	changes in real estate zoning and tax laws.

These factors may ultimately impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges, which may be material to our financial condition or results of operations. See “MD&A - Application of Critical Accounting Policies and New Accounting Pronouncements - Valuation of Shopping Centers" for additional information regarding impairment testing.

In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the state of the capital markets, expansion into Asia, unscheduled closings or bankruptcies of our tenants, competition, uninsured losses, and environmental liabilities.

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our ability to attract tenants to our shopping centers and lease space is important to our success, and difficulties in doing so can materially impact our centers' performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate shopping centers, lease space, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the Internet, lifestyle centers, value and outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareowners. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and we may not be able to adapt to such new technologies and relationships on a timely basis. For example, a small but increasing number of tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases through other sales channels during or immediately after visiting our shopping centers, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or percentage rents.

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

We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. If we were unable to refinance our debt at a center, we may be required to contribute capital to repay debt, fund capital spending, or other cash requirements. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all or a portion of the cash proceeds received by TRG from such sale (a special distribution). If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us. In December 2014, a special distribution was paid as a result of the disposition of a portfolio of seven centers to Starwood. See “MD&A – Liquidity and Capital Resources – Dividends" for further discussion of the special distribution. Further, pursuant to TRG’s partnership agreement, TRG may not dispose or encumber certain of its centers or its interest in such centers without the consent of a majority-in-interest of its partners other than us, currently the Taubman Family (as defined herein).

Dispositions may not achieve anticipated results.

We actively maintain a strategy of recycling capital to achieve growth over time. At times this strategy may include strategically disposing of assets to improve the overall performance of our core mall portfolio, measured by: achieving improved portfolio metrics, demographics, and operating statistics, such as higher sales productivity and occupancy rates; accelerating future growth targets in our operating results and funds from operations; strengthening of our balance sheet; and creating increased net asset value for our shareholders over time. However, we may not achieve some or all of the targeted results we originally anticipated at the time of disposition. If we are not successful at achieving the anticipated results from any disposition, there is a potential for a significant adverse impact on our returns and our overall profitability. We may be unable to dispose of one or more centers at desirable cap rates or at all, due to general economic reasons or, in cases of lower productivity malls, the perception of over-capacity of such malls in the United States.

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

•
construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays, nonperformance of services by our contractors, increases in tenant allowances, costs to obtain anchor and tenant commitments, and other reasons;

•	we may not be able to obtain financing or to refinance construction loans at desired loan-to-value ratios or at all, which are generally recourse to TRG;

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

•
occupancy rates and rents, as well as occupancy costs and expenses, at a completed project or an acquired property may not meet our projections at opening or stabilization, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects; and

•	competitive pressures in our targeted markets may negatively impact our ability to meet our leasing objectives.

We currently have multiple projects under development in the U.S. and Asia for which we will be providing development, leasing, and certain other services. We also recently entered into an agreement to acquire an operating center for which we will be providing services. Although we believe we have adequate resources and the ability to perform all responsibilities, certain risks described above may be magnified due to the higher level of activity.

Certain of our projects represent the retail portion of larger mixed-use projects. As a result, there may be certain additional risks associated with such projects, including:

•	increased time to obtain necessary permits and approvals;

•	increased uncertainty regarding shared infrastructure and common area costs; and

•	impact on sales and performance of the retail center from delays in opening of other uses and or/the performance of such uses, or the inability to open or finance such other uses.

In addition, global economic and market conditions may reduce viable development and acquisition opportunities that meet our unlevered return requirements.

Clauses in leases with certain tenants of our development or redevelopment properties include inducements, such as reduced rent and tenant allowance payments, that can reduce our rents, Funds from Operations (FFO), and/or returns achieved. The leases for a number of the tenants that have opened stores at properties we have developed or redeveloped have reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property reaches certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants may have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development and redevelopment properties. As a result, our current and future development and redevelopment properties are more likely to achieve lower returns during their stabilization periods than other projects of this nature historically have, which may adversely impact our investment in such developments, as well as our financial condition and results of operations.

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

In our joint ventures, we may partner with entities with whom we do not have a historical business relationship and therefore there is additional risk in working through operational, financial, and other issues.

Our business activities and pursuit of new opportunities in Asia may pose risks.

We have offices in Hong Kong, Seoul, Beijing, and Shanghai and we are pursuing and evaluating investment opportunities in various South Korea and China markets. We have invested in three joint ventures to develop shopping centers in Asia and may invest in other shopping centers in the future. We are also currently providing leasing and management services for retail projects in Seoul, South Korea and Macau, China. In addition to the general risks described in this report, our international activities are subject to unique risks, including:

•	adverse effects of changes in exchange rates for foreign currencies and the risks of hedging related thereto;

•	changes in and/or difficulties in operating in foreign political environments;

•	difficulties in operating with foreign vendors and joint venture and business partners;

•
difficulties of complying with a wide variety of foreign laws including laws affecting funding and use of cash, corporate governance, property ownership restrictions, development activities, operations, anti-corruption, taxes, and litigation;

•	changes in and/or requirements of complying with applicable laws and regulations in the United States that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices, including lower loan-to-value ratios and increased difficulty in obtaining construction loans or timing thereof;

•	differing employment and labor issues;

•	economic downturn in foreign countries or geographic regions where we have significant operations, such as China;

•	economic tensions between governments and changes in international trade and investment policies, especially between the U.S. and China;

•	obstacles to the repatriation of earnings and cash;

•	obstacles to various government approval processes and other hurdles in funding our Chinese projects;

•	lower initial investment returns than those generally experienced in the U.S.;

•	obstacles to hiring and maintaining appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. regional mall business to retail needs and expectations in new markets.

In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China.

In regards to foreign currency, our projects in China and South Korea require investments and have, and may in the future require, debt financing denominated in foreign currencies, with the possibility that such investments will be greater than anticipated depending on changes in exchange rates. These projects could also generate returns on or of capital in foreign currencies that could ultimately be less than anticipated as a result of exchange rates. As part of investing in these projects, we are implementing appropriate risk management policies and practices, including the hedging of foreign currency risks. However, developing an effective foreign currency risk strategy is complex and may be costly, and no strategy can completely insulate us from risk associated with foreign currency fluctuations. Further, we cannot provide assurance that such policies and practices will be successful and/or that the applicable accounting for foreign currency hedges will be favorable to any particular period's results of operations. Foreign currency hedges could be economically beneficial to us, but could have unfavorable accounting impacts, depending on the qualification of the hedges for hedge accounting treatment.

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

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and which requires proper record keeping and characterization of payments we make in our reports filed with the SEC. Although we have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, we cannot provide assurance that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. We cannot provide assurance that these policies and procedures will protect us from intentional, reckless or negligent acts committed by our employees, agents, partners or others acting on our behalf. If our employees, agents, partners, or others acting on our behalf are found to have engaged in such practices, severe penalties and other consequences could be imposed. Those penalties and consequences that may be imposed against us or individuals in appropriate circumstances include, but are not limited to, injunctive relief, disgorgement, significant fines and penalties, and modifications to business practices and compliance programs. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements or investigations to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions. Any of these violations or remedial measures, if applicable to us, could have a material adverse impact on our business, reputation, results of operations, cash flow, financial condition, liquidity, ability to make distributions to our shareholders, or the value of our investments.

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

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center, The Mall of San Juan, and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2015, the corporate total leverage ratio was the most restrictive covenant. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

Joint venture debt is the liability of the joint venture and the joint venture property is typically encumbered by a mortgage or construction financing. A default by a joint venture under its debt obligations may expose us to liability under a guaranty (see "Note 8 - Notes Payable - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees). We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances, or partner loans, although such fundings are not typically required contractually or otherwise.

Our hedging interest rate protection arrangements may not effectively limit our interest rate risk exposure.

We manage our exposure to interest rate risk through a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt. Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including that a counterparty to a hedging arrangement may fail to honor its obligations. We enter into swaps that are exempt from the requirements of central clearing and/or trading on a designated contract market or swap execution facility pursuant to the applicable regulations and rules, and thus there may be more counterparty risk relative to others who do not utilize such exemption. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

Inflation may adversely affect our financial condition and results of operations.

Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants' sales and, in turn, our tenants' business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. As of December 31, 2015, approximately 57% of our gross leasable and occupied area included clauses in leases for rent increases based on changes in the Consumer Price Index.

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

We carry liability, fire, flood, earthquake, extended coverage, and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including information technology system failures, punitive damages (in certain states), and lease and other contract claims, which generally are not insured. If an uninsured liability claim or a liability claim in excess of insured limits is made, we may have to make a payment to satisfy such claim. In addition, if an uninsured property loss or a property loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in Florida, California, Puerto Rico, and Hawaii or in other areas with a higher risk of natural disasters such as earthquakes, hurricanes, or tsunamis. The occurrence of natural disasters can adversely impact operations, redevelopment, or development at our centers and projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. In addition, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.

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

Our ownership limitations and other provisions of our Restated Articles of Incorporation and bylaws generally prohibit the acquisition of more than 8.23% of the value of our capital stock and may otherwise hinder any attempt to acquire us.

Various provisions of our Restated Articles of Incorporation (Articles) and bylaws could have the effect of discouraging a third party from accumulating a large block of our stock and making offers to acquire us, and of inhibiting a change in control, all of which could adversely affect our shareowners’ ability to receive a premium for their shares in connection with such a transaction. In addition to customary anti-takeover provisions, as detailed below, our Articles contain REIT-specific restrictions on the ownership and transfer of our capital stock which also serve similar anti-takeover purposes.

Under our Articles, in general, no shareowner may own more than 8.23% (the General Ownership Limit) in value of our "Capital Stock" (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a “look through entity” to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is an entity (other than a qualified trust under Section 401(a) of the Code, certain other tax-exempt entities described in the Articles, or an entity that actually or constructively owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property) whose beneficial owners, rather than the entity, would be treated as owning the capital stock owned by such entity.

The Articles provide that if the transfer of any shares of Capital Stock or a change in our capital structure would cause any person (Purported Transferee) to own Capital Stock in excess of the General Ownership Limit or the Look Through Entity Limit, then the transfer is to be treated as invalid from the outset, and the shares in excess of the applicable ownership limit automatically acquire the status of “Excess Stock.” A Purported Transferee of Excess Stock acquires no rights to shares of Excess Stock. Rather, all rights associated with the ownership of those shares (with the exception of the right to be reimbursed for the original purchase price of those shares) immediately vest in one or more charitable organizations designated from time to time by our Board of Directors (each, a Designated Charity). An agent designated from time to time by the Board of Directors (each, a Designated Agent) will act as attorney-in-fact for the Designated Charity to vote the shares of Excess Stock, take delivery of the certificates evidencing the shares that have become Excess Stock, and receive any distributions paid to the Purported Transferee with respect to those shares. The Designated Agent will sell the Excess Stock, and any increase in value of the Excess Stock between the date it became Excess Stock and the date of sale will inure to the benefit of the Designated Charity. A Purported Transferee must notify us of any transfer resulting in shares converting into Excess Stock, as well as such other information regarding such person’s ownership of the capital stock we request.

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

Robert Taubman, William Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (Taubman Family) may be deemed under SEC rules of attribution, which includes conversion of options that have vested and shares subject to issuance under an option deferral agreement, to beneficially own 30%, 29%, 26%, and 27%, respectively, of our stock that is entitled to vote on shareowner matters (Voting Stock) as of December 31, 2015. However, the combined Taubman Family ownership of Voting Stock includes 24,129,019 shares of the 25,044,939 shares of Series B Preferred Stock outstanding or 96% of the total outstanding and 1,689,101 shares of the 60,233,561 shares of common stock outstanding or 3% of the total outstanding as of December 31, 2015. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

The Taubman Family has the power to vote a significant number of the shares of our capital stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2015, the Taubman Family has the power to vote approximately 30% of the outstanding shares of our common stock and our Series B Preferred Stock, considered together as a single class, including approximately 96% of our outstanding Series B preferred stock. Our shares of common stock and our Series B Preferred Stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our Board of Directors and other class voting rights. Robert S. Taubman, serves as our Chairman of the Board, President and Chief Executive Officer. William S. Taubman, serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, the Taubman Family may exercise significant influence with respect to the election of our Board of Directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our Articles impose a limitation on the ownership of our outstanding capital stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of capital stock entitled to vote on such matter, the Taubman Family, as a practical matter, has the power to prevent a change in control of our Company.

Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain, and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

•	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	any securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	perceived risks in connection with our international development strategy;

•
risks we are taking in relation to, and the public announcement of, proposed acquisitions and dispositions, developments and re-developments and the consummation thereof, including related capital uses;

•	speculation in the press or investment community;

•	continuing high levels of volatility in the capital and credit markets; and

•	the occurrence of any of the other risk factors included in, or incorporated by reference in, this report.

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

We have previously issued common equity, both common shares and TRG partnership units, which had a dilutive effect on our earnings per diluted share and funds from operations per diluted share. In addition, we have previously issued additional shares of preferred stock which adversely affected the earnings per share available to our common shareholders. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. In most circumstances, shareholders will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2015, we had $2.6 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $3.6 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. Further, we have regularly issued new shares of common stock as compensation to our employees, and we have periodically issued new shares of capital stock pursuant to public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Although we have regularly paid dividends on a quarterly basis on our common and preferred stock in the past, and since we went public in 1992 we have never reduced our regular common dividend and have increased it 18 times, we do not guarantee we will continue to do so in the future. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of the centers. The table includes only centers in operation at December 31, 2015. Centers are owned in fee other than Beverly Center, Cherry Creek Shopping Center, City Creek Center, and International Plaza, which are held under ground leases expiring between 2042 and 2104.

Certain of the centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/15	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/15
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	855,000	1982		100%
Los Angeles, CA		531,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,017,000	1990/1998/		50%
Denver, CO		614,000	2015

City Creek Center	Macy's, Nordstrom	621,000	2012		100%
Salt Lake City, UT		341,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,415,000	2001/2007/		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	690,000	2015
	Cobb Theatres, Dave & Buster's,
	Marshalls, Neiman Marcus-Last Call,
	Saks Off 5th, Polo Ralph Lauren Factory Store,
	The Sports Authority

The Gardens on El Paseo/ El Paseo Village	Saks Fifth Avenue	236,000	1998/2010	2011	100%
Palm Desert, CA		186,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,353,000	1998		100%
Auburn Hills, MI	Lord & Taylor Outlet, Neiman Marcus-Last Call,	534,000
(Detroit Metropolitan Area)	Saks Off 5th, Sea Life

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	861,000	1955/2011	2011	100%
Nashville, TN		349,000

The Mall of San Juan	Nordstrom, Saks Fifth Avenue	634,000	2015		95%
San Juan, PR		396,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,453,000	1980/1994/		100%
Short Hills, NJ	Nordstrom, Saks Fifth Avenue	546,000	1995/2011

Taubman Prestige Outlets Chesterfield	Polo Ralph Lauren Factory Store,	302,000	2013		100%
Chesterfield, MO	Restoration Hardware	302,000
(St. Louis Metropolitan Area)

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,519,000	1977/1978/		100%
Novi, MI	Nordstrom, Sears	550,000	2007/2008
(Detroit Metropolitan Area)

	Total GLA	10,266,000
	Total Mall GLA	5,039,000
	TRG% of Total GLA	9,726,000
	TRG% of Total Mall GLA	4,712,000

Center	Anchors	Sq. Ft of GLA/ Mall GLA as o4 12/31/15	Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/15
Unconsolidated Joint Ventures:
Fair Oaks	JCPenney, Lord & Taylor,	1,558,000	1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	562,000	1988/2000
(Washington, DC Metropolitan Area)

International Plaza	Dillard’s, Lifetime Athletic, Neiman Marcus,	1,251,000	2001/2015		50%
Tampa, FL	Nordstrom	615,000

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,119,000	2002		50%
Orlando, FL		519,000

Stamford Town Center	Macy’s, Saks Off 5th	763,000	1982/2007		50%
Stamford, CT		440,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,334,000	1967/1981	2002	50%
Concord, CA		494,000
(San Francisco Metropolitan Area)

The Mall at University Town Center	Dillard's, Macy's, Saks Fifth Avenue	862,000	2014		50%
Sarasota, FL		440,000

Waterside Shops	Nordstrom, Saks Fifth Avenue	334,000	1992/2006/	2003	50%
Naples, FL		194,000	2008

Westfarms	JCPenney, Lord & Taylor,	1,271,000	1974/1983/		79%
West Hartford, CT	Macy’s (two locations), Nordstrom	501,000	1997

	Total GLA	8,492,000
	Total Mall GLA	3,765,000
	TRG% of Total GLA	4,615,000
	TRG% of Total Mall GLA	2,028,000

	Grand Total GLA	18,758,000
	Grand Total Mall GLA	8,804,000
	TRG% of Total GLA	14,341,000
	TRG% of Total Mall GLA	6,740,000

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding the value and outlet centers) as of December 31, 2015:

Name	Number of Anchor Stores	GLA (in thousands of square feet)	% of GLA
Macy’s
Bloomingdale’s (1)	3	641
Macy’s	12	2,539
Macy’s Men’s Store/Furniture Gallery	3	489
Total	18	3,669	23.4%

Nordstrom	9	1,302	8.3%

JCPenney	4	745	4.7%

Sears	3	679	4.3%

Dillard's	3	607	3.9%

Saks Fifth Avenue (2)
Saks Fifth Avenue	5	402
Saks Off 5th	1	78
	6	480	3.1%

Neiman Marcus (3)	4	402	2.6%

Lord & Taylor (4)	3	392	2.5%

Lifetime Athletic	1	56	0.4%

Total	51	8,332	53.1%	(5)

(1)	Excludes one Bloomingdale's Outlet store at a value center.

(2)	Excludes two Saks Off 5th stores at value and outlet centers.

(3)	Excludes two Neiman Marcus-Last Call stores at value and outlet centers.

(4)	Excludes one Lord & Taylor Outlet store at an outlet center.

(5)	Percentages in table may not add due to rounding.

Mortgage Debt and Construction Financings

The following table sets forth certain information regarding the mortgages and construction financings encumbering the centers as of December 31, 2015. All mortgage debt and construction financings in the table below are nonrecourse to the Operating Partnership except for the TRG $65 million revolving credit facility and the debt encumbering The Mall of San Juan. The Operating Partnership has provided limited guarantees regarding the mortgage debt encumbering City Creek Center, International Market Place, and The Mall at University Town Center. In addition, the entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under our $475 million corporate unsecured term loan and $1.1 billion unsecured primary revolving line of credit. See "Note 8 - Notes Payable - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees.

Centers Consolidated in TCO’s Financial Statements/ TRG's % Ownership if less than 100%	Stated Interest Rate		Principal Balance as of 12/31/15 (thousands)		Annual Debt Service (thousands)		Maturity Date		Balance Due on Maturity (thousands)	Earliest Prepayment Date Without Penalty	(1)
Cherry Creek Shopping Center (50%)	5.24%		$280,000		Interest Only		6/8/2016		$280,000	3/8/2016
City Creek Center	4.37%		81,756		5,090	(2)	8/1/2023	(3)	68,575	5/1/2023	(4)
The Gardens on El Paseo	6.10%	(5)	81,920	(5)	Interest Only		6/11/2016		81,480	3/11/2016
Great Lakes Crossing Outlets	3.60%		212,863		12,277	(2)	1/6/2023		177,038	9/6/2022
The Mall at Green Hills	LIBOR+1.60%		150,000		Interest Only		12/1/2018	(6)	150,000	12/1/2017	(7)
International Market Place (93.5%)	LIBOR+1.75%	(8)	92,169	(8)	Interest Only		8/14/2018	(8)	92,169	At Any Time
The Mall of San Juan (95%)	LIBOR+2.00%	(9)	258,250	(9)	Interest Only		4/2/2017	(9)	258,250	At Any Time
The Mall at Short Hills	3.48%		1,000,000		Interest Only		10/1/2027		1,000,000	4/1/2027	(10) (11)

Other Consolidated Secured Debt
TRG $65M Revolving Credit Facility	LIBOR+1.40%	(12)	—		Interest Only		4/30/2016		—	At Any Time
U.S. Headquarters	LIBOR+1.40%	(13)	12,000		Interest Only		3/1/2024		12,000	At Any Time

Centers Owned by Unconsolidated Joint Ventures/TRG’s % Ownership
CityOn.Zhengzhou (32%)		(14)	44,660	(15)	Interest Only		12/1/2026		44,660	At Any Time
Fair Oaks (50%)	LIBOR+1.70%	(16)	269,396		15,307	(16)	7/13/2018		257,516	At Any Time
Hanam Union Square (34.3%)	3.19%	(17)	850	(17)	Interest Only		11/25/2020		850	5/25/2020	(18)
Hanam Union Square (34.3%)	3 Mo LIBOR+1.60%	(19)	52,065		Interest Only		11/8/2020		52,065	9/8/2020
International Plaza (50.1%)	4.85%		320,074		20,580	(2)	12/1/2021		285,503	9/2/2021	(11)
International Plaza (50.1%)	LIBOR+1.75%	(20)	172,180		8,710	(20)	12/1/2021		151,267	12/1/2019	(21)
The Mall at Millenia (50%)	4.00%		350,000		Interest Only	(22)	10/15/2024		293,748	7/17/2024	(11)
Sunvalley (50%)	4.44%		179,800		11,471	(2)	9/1/2022		153,642	6/1/2022
Taubman Land Associates (50%)	3.84%		22,644		1,349	(2)	11/1/2022		19,001	6/1/2022
The Mall at University Town Center (50%)	LIBOR+1.70%	(23)	220,744	(23)	Interest Only	(23)	10/28/2016	(23)	220,744	At Any Time
Waterside Shops (50%)	5.54%		165,000		Interest Only		10/7/2016		165,000	4/7/2016
Westfarms (79%)	4.50%		301,362		19,457	(2)	7/1/2022		256,944	4/2/2022	(11)

(1)	All loans may be prepaid with penalty or defeased as of December 31, 2015 unless otherwise indicated.

(2)	Amortizing principal based on 30-years.

(3)
If the loan is not repaid on or before August 1, 2023, the loan may continue until April 1, 2024. If this occurs, the interest rate becomes the greater of (i) the stated 4.37% interest rate plus 5% and (ii) the then current 10-year treasury rate plus 5%.

(4)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 0.5% of principal prepaid until the date indicated.

(5)	Debt includes $0.4 million of purchase accounting premium from December 2011 acquisition, which reduces the stated rate on the debt of 6.10% to an effective rate of 4.71%.

(6)	A one-year extension option is available.

(7)
Through November 2016, debt may be prepaid with a prepayment penalty of 0.5% of principal prepaid. From December 2016 through November 2017, the prepayment penalty decreases to 0.25% of principal prepaid. There is no prepayment fee thereafter.

(8)	$330.9 million construction facility. Rate decreases to LIBOR + 1.60% upon achieving certain performance measures. The loan has two, one-year extension options available.

(9)	$320 million construction facility. Rate decreases to LIBOR + 1.75% upon achieving certain performance measures. The loan has two, one-year extension options available.

(10)	Debt may not be prepaid until October 2017.

(11)	Debt may be prepaid with a prepayment penalty equal to greater of yield maintenance or 1% of principal prepaid until the date indicated.

(12)	The facility is a $65 million revolving line of credit and is secured by an indirect interest in 40% of Short Hills.

(13)	Debt is swapped to an effective rate of 3.49% until maturity.

(14)	Interest rate is 130% of the Renminbi (RMB) People's Bank of China base lending rate for a loan term greater than five years. Rate resets annually.

(15)
834.2 million RMB ($128.5 million USD equivalent at December 31, 2015) non-recourse construction facility. May borrow up to full facility amount subject to the satisfaction of the conditions precedent per the loan agreement.

(16)	The debt is swapped to an effective rate of 4.10% through April 2018. Principal payments are based on a 7.5% interest rate and 25-year amortization.

(17)
520 billion Korean Won (KRW) ($442.0 million USD equivalent at December 31, 2015) non-recourse construction facility. Loan bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw.

(18)
Through November 2018, debt may be prepaid with a prepayment penalty of 1.5% of principal prepaid. From December 2018 through November 2019, the prepayment penalty decreases to 1% of principal repaid and in December 2019 it changes to 0.5% of the principal repaid until May 25, 2020 when it can be repaid without penalty.

(19)	$52.1 million USD construction facility. The interest rate is swapped to an effective interest rate of 3.12% to September 9, 2020.

(20)	The debt is swapped to an effective rate of 3.58% until maturity. Principal payments are based on a 4.0% interest rate and 30-year amortization.

(21)
Through mid-December 2016, debt may be prepaid with a prepayment penalty of 2.0% of principal prepaid. From mid-December 2016 through mid-December 2017, the prepayment penalty decreases to 1% of principal repaid and in mid-December 2017 it changes to 0.5% of the principal repaid until December 1, 2019 when it can be repaid without penalty.

(22)
The loan is interest only until November 2016 at which time monthly principal payments are due based on a 30-year amortization. At our option on or before April 30, 2016, provided that The Mall at Millenia meets a required NOI for calendar year 2015, the interest only period may be extended until maturity.

(23)
$225 million construction facility. Rate decreases to LIBOR + 1.60% upon achieving certain performance measures. The loan has four, one-year extension options. During each extension period, debt service payments also include principal payments based on a 6.0% interest rate and a 30-year amortization.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 22, 2016, the 60,236,681 outstanding shares of common stock were held by 429 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the common stock on the New York Stock Exchange on February 22, 2016 was $68.85.

The following table presents the dividends declared on our common stock and the range of closing share prices of our common stock for each quarter of 2015 and 2014:

	Market Quotations
2015 Quarter Ended	High	Low	Dividends
March 31	$84.70	$72.05	$0.565

June 30	77.25	69.50	0.565

September 30	75.97	67.14	0.565

December 31	78.75	70.26	0.565

	Market Quotations
2014 Quarter Ended	High	Low	Dividends
March 31	$71.02	$63.34	$0.54

June 30	76.80	70.40	0.54

September 30	76.98	72.27	0.54

December 31	80.06	72.75	0.54	(1)

(1) Amount excludes a special dividend of $4.75 per share, which was declared as a result of the sale of centers to Starwood in October 2014.

The restrictions on our ability to pay dividends on our common stock are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our common stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500 Index, and the S&P 400 MidCap Index for the period December 31, 2010 through December 31, 2015 (assuming in all cases, the reinvestment of dividends):

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Taubman Centers Inc.	$100.00	$126.91	$164.88	$137.67	$179.92	$186.29
MSCI US REIT Index	100.00	108.69	128.00	131.17	171.01	175.32
FTSE NAREIT Equity Retail Index	100.00	112.20	142.20	144.85	184.85	193.28
S&P 500 Index	100.00	102.11	118.45	156.80	178.25	180.72
S&P 400 MidCap Index	100.00	98.27	115.84	154.59	169.64	165.95

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 2015	26,093	$69.95	26,093	$145,062,973

November 2015	—		—	145,062,973

December 2015	—		—	145,062,973

Total	26,093	$69.95	26,093	$145,062,973

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit. As of December 31, 2015, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share for a total of $304.9 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. As of December 31, 2015, $145.1 million remained available under the repurchase program.

The restrictions on our ability to pay dividends on our common stock are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends."

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report.

	Year Ended December 31
	2015	2014	2013	2012	2011
	(in thousands, except per share and per square foot data)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$557,172	$679,129	$767,154	$747,974	$644,918
Income from continuing operations (1)	192,557	1,278,122	189,368	157,817	141,399
Discontinued operations (2)					145,999
Net income (1) (3)	192,557	1,278,122	189,368	157,817	287,398
Net income attributable to noncontrolling interests	(58,430)	(385,109)	(56,778)	(51,643)	(94,527)
Distributions to participating securities of TRG	(1,969)	(6,018)	(1,749)	(1,612)	(1,536)
Preferred dividends	(23,138)	(23,138)	(20,933)	(21,051)	(14,634)
Net income attributable to Taubman Centers, Inc. common shareowners	109,020	863,857	109,908	83,511	176,701
Net income per common share – diluted (1)	1.76	13.47	1.71	1.37	3.03
Dividends declared per common share (4)	2.26	2.16	2.00	1.85	1.76
Weighted average number of common shares outstanding –basic	61,389,113	63,267,800	63,591,523	59,884,455	56,899,966
Weighted average number of common shares outstanding – diluted	62,161,334	64,921,064	64,575,412	61,376,444	58,529,089
Number of common shares outstanding at end of period	60,233,561	63,324,409	63,101,614	63,310,148	58,022,475
Ownership percentage of TRG at end of period	71%	72%	71%	71%	69%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	3,713,215	3,262,505	4,485,090	4,246,000	4,020,954
Total assets	3,563,380	3,214,901	3,506,222	3,268,495	3,336,792
Total debt	2,643,958	2,025,505	3,058,053	2,952,030	3,145,602

SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO's common shareowners (1)(3)(5)	207,084	200,356	236,662	197,671	285,400
Mall tenant sales - all centers (6)(7)(8)	5,177,988	4,969,462	6,180,095	6,008,265	5,164,916
Sales per square foot (6)(7)(8)(9)	800	792	819	708	641
Number of shopping centers at end of period	19	18	25	24	23
Ending Mall GLA in thousands of square feet	8,804	8,332	11,677	11,360	11,009
Leased space - all centers (7)(8)(10)(11)	96.1%	96.0%	96.7%	97.5%	96.8%
Ending occupancy - all centers (7)(8)(10)	94.2%	94.1%	95.8%	96.6%	95.5%
Average base rent per square foot (10):
Consolidated businesses (7)(8)(12)	$61.58	$59.48	$59.88	$46.86	$45.53
Unconsolidated Joint Ventures (12)	58.69	58.65	52.68	45.44	44.58
Combined (7)(8)(12)	60.38	59.14	57.33	46.42	45.22

(1)
In 2015, net income and Funds from Operations (FFO) include an impairment charge of $11.8 million related to the pre-development of The Mall at Miami Worldcenter and the net reversal of $2.0 million of prior period share-based compensation expenses recognized upon the announcement of an executive management transition. In 2014, income from continuing operations and net income include a $629.7 million gain on the dispositions of the seven centers to Starwood and a $476.9 million gain, net of tax, from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project. In 2014, net income and FFO include expenses related to the sale of seven centers to Starwood completed in October 2014. Specifically, these measures reflect charges of $36.4 million ($36.0 million at our beneficial share) related to the loss on extinguishment of debt certain of these centers; charges of $7.8 million ($7.4 million at our beneficial share) related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur Center note payable; and a restructuring charge of $3.7 million and disposition costs of $3.3 million incurred related to the sale. FFO is defined and discussed in “MD&A – Non-GAAP Measures - Use of Non-GAAP Measures."

(2)
Discontinued operations includes the operations of Regency Square and The Pier Shops at Caesars (The Pier Shops). In 2011, discontinued operations includes the gains on extinguishment of debt of $174.2 million related to the dispositions of The Pier Shops and Regency Square. In 2014, we early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The operations of the centers sold to Starwood and the gain on disposition are included in continuing operations pursuant to the application of ASU Update 2014-08.

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

(4)	Amount excludes a special dividend of $4.75 per share in 2014, which was declared as a result of the sale of seven centers to Starwood.

(5)
Reconciliations of net income attributable to TCO common shareowners to FFO for 2015, 2014, and 2013 are provided in “MD&A - Non-GAAP Measures.” For 2012, net income attributable to TCO common shareowners of $83.5 million, adding back depreciation and amortization of $159.9 million, noncontrolling interests of $39.7 million, and distributions to participating securities of $1.6 million arrives at TRG’s FFO of $284.7 million, of which TCO’s share was $197.7 million. For 2011, net income attributable to TCO common shareowners of $176.7 million, adding back depreciation and amortization of $152.3 million, noncontrolling interests of $80.5 million, and distributions to participating securities of $1.5 million arrives at TRG’s FFO of $411.1 million, of which TCO’s share was $285.4 million.

(6)	Based on reports of sales furnished by mall tenants.

(7)
Amounts in 2014 have been adjusted to exclude the mall tenant sales of the centers sold to Starwood in October 2014. "All centers" statistics for 2013 and prior include sales for the Starwood sale portfolio.

(8)	Amounts in 2011 exclude The Pier Shops and Regency Square.

(9)
For all periods presented, this amount represents sales per square foot of comparable centers, which are defined as all centers that were owned and opened for the entire current and preceding period. This statistic for 2014 was restated for 2015 comparable centers.

(10)	See “MD&A – Rental Rates and Occupancy” for information regarding this statistic.

(11)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(12)	Amounts exclude spaces greater than 10,000 square feet.

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

The comparability of information used in measuring performance is affected by the opening of The Mall of San Juan in March 2015 and the opening of The Mall at University Town Center in October 2014 (See "Results of Operations - U.S. Development"), the disposition of our interest in Arizona Mills in January 2014 (see "Results of Operations - Dispositions - Arizona Mills/Oyster Bay"), and the sale of seven centers to an affiliate of Starwood Capital Group (Starwood) in October 2014 (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period. Comparable center statistics for 2014 have been restated to include comparable centers to 2015. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza in January 2014, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of our operating results period over period.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately eight and seven years during 2015 and 2014, respectively, excluding temporary leases. Therefore general economic trends most directly impact our mall tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers and increase rent per square foot.

For the fourth quarter of 2015, comparable mall tenant sales per square foot decreased 2.2% from the corresponding period in the prior year. For all of 2015, comparable mall tenant sales per square foot were $800, a 1.0% increase from 2014.

Ending occupancy was 95.3% for comparable centers at December 31, 2015, up 0.6% from 2014. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under “Rental Rates and Occupancy.” The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see “Seasonality").

Our analysis of our financial results begins under “Results of Operations” and we provide information about transactions that affected the periods presented or will affect operations in the future.

In January 2016, a joint venture we formed with The Macerich Company announced an agreement to acquire Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri (see "Results of Operations - Acquisition - Country Club Plaza").
In December 2015, we recognized an impairment charge for the write-off of previously capitalized costs related to the pre-development of The Mall at Miami Worldcenter (Miami Worldcenter), a former development project in Miami, Florida (see "Results of Operations - Impairment Charge").

In October 2014, we disposed of a portfolio of seven centers (see "Note 2 - Dispositions, Acquisition, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements and "Results of Operations - Dispositions - Sale of Centers to Starwood").

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

We have been active in developing our U.S. shopping center portfolio, including the openings of The Mall of San Juan in March 2015, The Mall at University Town Center in October 2014, and Taubman Prestige Outlets Chesterfield in 2013. Our U.S. development includes one project, International Market Place, which is scheduled to open in August 2016 (see "Results of Operations - U.S. Development" and "Liquidity and Capital Resources - Capital Spending - New Developments").

We also describe our growth activities in Asia with updates on our investments in new development projects, including CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square, which are all scheduled to open in 2016, as well as service agreements for the Studio City retail project in the Cotai region of Macau, China, which opened in the fourth quarter of 2015, and for IFC Mall in Yeouido, Seoul, South Korea (see “Results of Operations – Taubman Asia”).

We provide a discussion of results of center operations (see "Results of Operations - Center Operations").

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under “Results of Operations – Other Income.”

We have been very active in managing our balance sheet and beneficial interest in debt, completing multiple construction loans and other financings during 2015 (see “Results of Operations – Debt Transactions”).

During 2015 and 2013, we repurchased $252.6 million and $52.3 million, respectively, of common stock under a share repurchase program. An immaterial amount of shares were repurchased in 2014. Also in 2013, we completed a preferred stock offering of $170 million of 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) (see "Results of Operations - Other Equity Transactions").

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2015, 2014, and 2013 under "Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014" and "Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013."

Our discussion of sources and uses of capital resources under “Liquidity and Capital Resources” begins with a brief overview of our financial position as of December 31, 2015. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

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

We have development projects including International Market Place, CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square, all of which are scheduled to open in 2016. We also provide information on our capital spending in 2015 and 2014, as well as planned capital spending for 2016 (see "Liquidity and Capital Resources - Capital Spending").

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

We then discuss our application of critical accounting policies and consideration of new accounting pronouncements.

Finally, we describe the reasons for our use of non-GAAP measures, Net Operating Income (NOI) and Funds from Operations (FFO), and provide reconciliations from net income and net income allocable to common shareowners to such measures in "Non-GAAP Measures" following "Liquidity and Capital Resources."

Mall Tenant Sales and Center Revenues

Our comparable mall tenants reported a 2.2% decrease in sales per square foot in the fourth quarter of 2015 compared to the corresponding period in the prior year. For all of 2015, our comparable mall tenant sales increased 1.0% over 2014 to $800 per square foot.

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

Tenant sales directly impact the amount of percentage rents certain tenants and anchors pay. The effects of increases or declines in tenant sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. Over the last five years, percentage rent as a share of total rent has been approximately 6%.

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

The following table summarizes occupancy costs, excluding utilities, for mall tenants as a percentage of mall tenant sales:

	2015 (1)	2014 (1) (2)	2013 (1)
Mall tenant sales - all centers (in thousands)	$5,177,988	$4,969,462	$6,180,095
Mall tenant sales - comparable (in thousands)	4,915,730	4,908,028
Sales per square foot (3)	800	792	819

Consolidated Businesses: (4)
Minimum rents	9.1%	8.9%	8.3%
Percentage rents	0.5	0.6	0.6
Expense recoveries	4.6	4.5	4.3
Mall tenant occupancy costs as a percentage of mall tenant sales	14.2%	14.0%	13.2%
Unconsolidated Joint Ventures: (4)
Minimum rents	8.8%	8.5%	8.1%
Percentage rents	0.4	0.5	0.5
Expense recoveries	4.5	4.1	4.0
Mall tenant occupancy costs as a percentage of mall tenant sales	13.8%	13.1%	12.6%
Combined: (4)
Minimum rents	9.0%	8.8%	8.2%
Percentage rents	0.5	0.5	0.5
Expense recoveries	4.6	4.3	4.3
Mall tenant occupancy costs as a percentage of mall tenant sales	14.0%	13.6%	13.0%

(1)	Based on reports of sales furnished by mall tenants.

(2)	Due to the closing of the Starwood sale in October 2014, mall tenant sales data for the sale portfolio was excluded from the analysis of occupancy costs as a percentage of sales.

(3)
Sales per square foot excludes non-comparable centers and spaces greater than or equal to 10,000 square feet for all periods presented. The December 31, 2014 statistics have been restated to include comparable centers to 2015. Comparable center statistics for 2013 exclude the centers sold to Starwood, Arizona Mills, and Taubman Prestige Outlets Chesterfield.

(4)	Occupancy costs as a percentage of sales statistics are based on mall tenants sales of all centers reported during that period.

(5)	Amounts in this table may not add due to rounding.

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

	2015 (1) (2)	2014 (1) (2)	2013 (1) (2)
Average rent per square foot:
Consolidated Businesses	$61.58	$59.48	$59.88
Unconsolidated Joint Ventures	58.69	58.65	52.68
Combined	60.38	59.14	57.33
Opening base rent per square foot:
Consolidated Businesses	$70.38	$65.78	$62.41
Unconsolidated Joint Ventures	60.93	63.19	62.07
Combined	66.76	64.76	62.27
Square feet of GLA opened:
Consolidated Businesses	587,294	486,060	489,165
Unconsolidated Joint Ventures	363,875	313,575	346,134
Combined	951,169	799,635	835,299
Closing base rent per square foot:
Consolidated Businesses	$55.50	$51.09	$55.11
Unconsolidated Joint Ventures	51.81	46.84	48.98
Combined	54.14	49.32	52.67
Square feet of GLA closed:
Consolidated Businesses	642,439	521,690	497,011
Unconsolidated Joint Ventures	375,214	371,391	327,608
Combined	1,017,653	893,081	824,619
Releasing spread per square foot:
Consolidated Businesses	$14.88	$14.69	$7.30
Unconsolidated Joint Ventures	9.12	16.35	13.09
Combined	12.62	15.44	9.60
Releasing spread per square foot growth:
Consolidated Businesses	26.8%	28.8%	13.2%
Unconsolidated Joint Ventures	17.6%	34.9%	26.7%
Combined	23.3%	31.3%	18.2%

(1)
Statistics exclude non-comparable centers. Comparable center statistics for 2015 and 2014 exclude The Mall of San Juan, The Mall at University Town Center, Arizona Mills, and the centers sold to Starwood. Comparable center statistics for 2013 exclude the centers sold to Starwood, Arizona Mills, and Taubman Prestige Outlets Chesterfield.

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

Mall tenant ending occupancy and leased space rates are as follows:

	2015 (1)	2014 (1)	2013 (1)
Ending occupancy - all centers	94.2%	94.1%	95.8%
Ending occupancy - comparable centers	95.3	94.7
Leased space - all centers	96.1	96.0	96.7
Leased space - comparable centers	97.0	96.2

(1) Occupancy statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Arizona Mills, Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield). "All centers" statistics as of December 31, 2013 include the centers sold to Starwood in 2014 and Arizona Mills.

See "Seasonality" for further information on occupancy and leased space statistics. Tenant bankruptcy filings as a percentage of the total number of tenant leases were 1.0% in 2015, compared to 1.6% in 2014, and 0.3% in 2013.

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

	2015
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$4,915,730	$1,510,650	$1,139,106	$1,142,136	$1,123,838
All Centers	5,177,988	1,600,739	1,197,976	1,203,516	1,175,757
Revenues and nonoperating income (expense)-
Consolidated Businesses	562,428	157,771	140,993	133,429	130,235
Ending occupancy:
Comparable	95.3%	95.3%	93.8%	93.0%	92.7%
All Centers	94.2	94.2	92.2	90.6	89.8
Leased Space:
Comparable	97.0%	97.0%	97.1%	96.9%	95.5%
All centers	96.1	96.1	96.3	95.7	93.7

(1)	Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in 2015, 2014, and 2013, or are expected to affect operations in the future.

Acquisition - Country Club Plaza

In January 2016, a joint venture we formed with The Macerich Company announced an agreement to acquire Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. We expect the transaction to close in March 2016. Concurrent with or shortly after closing, a long-term, fixed-rate loan for approximately 50% of the purchase price is expected to be placed on the asset. Upon closing, we will have a 50% ownership interest in the center, which will be jointly managed by both companies. Our ownership interest in the center will be accounted for as an Unconsolidated Joint Venture under the equity method.
Impairment Charge

In 2015, we made a decision not to move forward with an enclosed regional mall that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida. Instead, along with The Forbes Company and Miami Worldcenter's master developer, Miami Worldcenter Associates, we are now pursuing a high street retail plan. Specifically, we have agreed with Miami Worldcenter Associates on preliminary terms to co-lease the retail portion of the street level project with The Forbes Company, with an option to purchase the retail component at a favorable price.
As a result of this decision, an impairment charge of $11.8 million was recognized in the fourth quarter of 2015, which represents previously capitalized costs related to the pre-development of the enclosed mall plan. The impairment charge was recorded within Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income.
Dispositions

Sale of Centers to Starwood

In October 2014, we completed the disposition of a portfolio of seven centers to Starwood, recognizing a gain on the sale. As part of the sale, we defeased or prepaid loans including accrued interest totaling $623 million secured by Northlake Mall, The Mall at Wellington Green, MacArthur Center (MacArthur), and The Mall at Partridge Creek. During the year ended December 31, 2014, we incurred expenses related to a loss on the early extinguishment of debt, the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur note payable, a restructuring charge, and disposition costs related to the sale. As a result of the sale, we paid a special dividend of $4.75 per share on December 31, 2014 (see "Liquidity and Capital Resources - Dividends").

See "Note 2 - Dispositions, Acquisition, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information.

In 2014, we early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The operations of the centers sold to Starwood are included in continuing operations for periods prior to the sale pursuant to the application of ASU No. 2014-08.

International Plaza

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, including certain governance rights. See "Note 2 - Dispositions, Acquisition, and Developments - Dispositions - International Plaza" to our consolidated financial statements for further information on the sale, including the gain recorded on the transaction. The disposition decreased our ownership in the center to a noncontrolling 50.1% interest. We now account for our remaining interest in International Plaza under the equity method of accounting.

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

In October 2014, The Mall at University Town Center, which is owned by a 50% Unconsolidated Joint Venture, opened in Sarasota, Florida.

In August 2013, an outlet center, Taubman Prestige Outlets Chesterfield, opened in the western St. Louis suburb of Chesterfield, Missouri. In September 2013, we redeemed our outlet joint venture partner's 10% interest in this business, increasing our ownership to 100%.

Our U.S development includes one project, International Market Place, which is currently under construction in Waikiki, Honolulu, Hawaii, and is scheduled to open in August 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information.

Taubman Asia

We have formed a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, to own an interest in a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza in Xi'an, China, and is scheduled to open in April 2016. We have also formed a joint venture with Wangfujing to develop a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which is scheduled to open in fall 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Also, we have invested in a shopping center project, Hanam Union Square, in Hanam, Gyeonggi Province, South Korea in which we have formed a joint venture with Shinsegae Group (Shinsegae), South Korea's largest retailer. The center is scheduled to open in early fall 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information.

We are providing management and leasing services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China, which opened in the fourth quarter of 2015. In addition, we provide management and leasing services for IFC Mall in Yeouido, Seoul, South Korea. We have no ownership interests in these centers.

Center Operations

For the year ended December 31, 2015, comparable center NOI excluding lease cancellation income was up 3.1% from 2014. See “Non-GAAP Measures” for the definition and discussion of NOI and for the reconciliation of Net Income to Net Operating Income.

Other Income
We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center related revenues include parking, sponsorship, and other income. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly from year-to-year. In 2015, our share of lease cancellation income was $7.7 million, a decrease of $3.2 million from 2014. Our share of lease cancellation income over the last five years ranged from 2011's $2.6 million to 2014's $10.9 million.

Gains on peripheral land sales can also vary significantly from year-to-year, depending on the results of negotiations with potential purchasers of land, as well as the economy and the timing of the transactions. In February 2013, we closed on a peripheral land sale with a $0.9 million gain. There were no sales of peripheral land in 2015 or 2014.

The following table provides a summary of the significant components of our consolidated other income and nonoperating income (expense):

	2015	2014	2013
	(Operating Partnership’s share in millions)
Other income:
Shopping center related revenues	$18.8	$22.3	$26.6
Lease cancellation revenue	4.6	8.6	4.2
	$23.4	$30.8	$30.8

Nonoperating income (expense):
Early extinguishment of debt charge (1)		$(36.0)
Disposition costs related to the Starwood sale (1)		(3.3)
Discontinuation of hedge accounting - MacArthur (1)		(7.4)
Gain on sale of marketable securities			$1.3
Gains on sales of peripheral land			0.9
Dividend income	$3.6	2.4
Interest income	2.0	1.4	0.2
Other nonoperating income (expense)	(0.3)	0.8	(1.0)
	$5.3	$(42.1)	$1.3

(1)	See "Note 2 - Dispositions, Acquisition, and Developments - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information.

(2)	Amounts in this table may not add due to rounding.

Debt Transactions

A series of debt financings were completed in the three-year period ended December 31, 2015 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date (1)
		(in millions)
CityOn.Zhengzhou	December 2015	$129 (2)	(2)	December 2026
The Mall at Short Hills	September 2015	1,000	3.48%	October 2027
International Market Place	August 2015	331	LIBOR + 1.75% (3)	August 2018
Hanam Union Square	July 2015	442 (4)	(4)	November 2020
Hanam Union Square	July 2015	52	3 Mo LIBOR + 1.60% (5)	November 2020
U.S. Headquarters	March 2015	12	LIBOR + 1.40% (6)	March 2024
International Plaza	December 2014	175	LIBOR + 1.75% (7)	December 2021
TRG primary revolving credit facility (8)	November 2014	1,100	LIBOR + 1.25% (8)	February 2019
The Mall of San Juan	April 2014	320	LIBOR + 2.00% (9)	April 2017
TRG secondary revolving credit facility	March 2014	65	LIBOR + 1.40%	April 2016
TRG term loan (10)	November 2013	475	LIBOR + 1.35% (10)	February 2019
The Mall at Green Hills	November 2013	150	LIBOR + 1.60%	December 2018
The Mall at University Town Center	October 2013	225	LIBOR + 1.70% (11)	October 2016
City Creek Center	July 2013	85	4.37%	August 2023
TRG primary revolving credit facility	February 2013	1,100	LIBOR + 1.45%	March 2017
Great Lakes Crossing Outlets	January 2013	225	3.60%	January 2023

(1)	Excludes any options to extend the maturities (see the footnotes to our financial statements regarding extension options).

(2)
The facility is denominated in Chinese Yuan Renminbi (RMB) and has a total availability of up to 834 million RMB. The amount shown is the U.S. dollar equivalent using the December 31, 2015 exchange rate. The facility bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets annually.

(3)	The interest rate may decrease to LIBOR plus 1.60% upon achieving certain performance measures.

(4)
The facility is denominated in Korean Won (KRW) and has a total availability of up to 520 billion KRW. The amount shown is the U.S. dollar equivalent using the December 31, 2015 exchange rate. The facility bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw.

(5)	The LIBOR rate plus spread have been swapped until two months prior to maturity to a fixed rate of 3.12%.

(6)	The loan has been swapped to an effective rate of 3.49% until maturity.

(7)	The loan has been swapped to an effective rate of 3.58% until maturity.

(8)
The facility includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion, if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.15% to LIBOR plus 1.70% based on our total leverage ratio.

(9)	The interest rate may decrease to LIBOR plus 1.75% upon achieving certain performance measures.

(10)
The $475 million unsecured term loan includes an accordion feature that would increase the borrowing capacity up to $600 million, if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on our total leverage ratio. The LIBOR interest rate is swapped to 1.65% until maturity.

(11)	The interest rate decreases to LIBOR + 1.60% upon the achievement of certain performance measures.

In October 2015, we paid off the $15.6 million, 4.42% fixed rate loan on El Paseo Village, which was scheduled to mature in December 2015.

In October 2014, as part of the sale of centers to Starwood, we prepaid or defeased our then outstanding loans on the centers sold (see "Sale of Centers to Starwood" above).

As a result of the sale of 49.9% of our interests in the entity that owns International Plaza in January 2014, we were relieved of $162 million of our beneficial interest in debt. In January 2014, we used funds from the sale of a total of 49.9% of our interests in the entity that owns International Plaza to pay down the $99.5 million loan on Stony Point Fashion Park.

In January 2014, we were relieved of our $84 million share of the $167 million mortgage loan outstanding on Arizona Mills at the time of the sale. Also, in November 2013, we used proceeds from the unsecured term loan to pay off the $305 million mortgage payable on Beverly Center.

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. In 2016, we expect a significant increase in interest expense primarily due to the opening of four ground-up development projects. As these projects open, interest capitalization will end and we will begin recognizing interest expense.

Other Equity Transactions

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Repurchases of common stock are financed with general corporate funds, including borrowings under our existing revolving lines of credit. As of December 31, 2015, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. As of December 31, 2015, $145.1 million remained available under the repurchase program.

In March 2013, we issued 6,800,000 shares or $170 million of 6.25% Series K Preferred Stock. Offering costs of $5.6 million were incurred in connection with this issuance. Net proceeds after offering costs of $164.4 million were used to reduce outstanding borrowings under our revolving lines of credit.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

The following is a comparison of our results for the years ended December 31, 2015 and 2014 as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the year ended December 31, 2015 were $557.2 million, a $122.0 million or 18.0% decrease from 2014. Minimum rents, percentage rents, expense recoveries, and other income all decreased primarily due to the October 2014 Starwood sale and the reclassification of International Plaza into an Unconsolidated Joint Venture.

In addition to the transactions noted in the paragraph above, the following also impacted total revenues:

•	the decrease in minimum rents was partially offset by an increase in average rent per square foot and occupancy as well as the opening of The Mall of San Juan in March 2015;

•	the decrease in expense recoveries was partially offset by the opening of The Mall of San Juan; and

•	the decrease in other income was further attributable to a decrease in lease cancellation income, partially offset by the opening of The Mall of San Juan.

Total expenses for the year ended December 31, 2015 were $424.3 million, a $100.2 million or 19.1% decrease from 2014. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all decreased primarily due to the Starwood sale and the reclassification of International Plaza into an Unconsolidated Joint Venture, partially offset by the opening of The Mall of San Juan.

In addition to the transactions noted in the paragraph above, the following also impacted total expenses:

•	the decrease in other operating expense was partially offset by a charge in the fourth quarter of 2015 for a center legal matter;

•	the decrease in general and administrative expense was primarily due to the reversal of share-based compensation expense related to the announcement in 2015 of a transition in executive management;

•	the restructuring charge incurred in 2014 was related to a reduction in our workforce as a result of the sale of centers to Starwood; and

•	the decrease in interest expense was partially offset by our refinancing of The Mall at Short Hills with an increased loan balance and reduced interest capitalization on our development projects.

Nonoperating income (expense) in 2014 primarily consisted of expenses due to the early extinguishment of debt related to the Starwood sale, discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, and disposition costs incurred related to the Starwood sale. In addition, nonoperating income (expense) in both periods included interest and dividend income.

Equity in Income of the Unconsolidated Joint Ventures decreased by $5.8 million to $56.2 million from 2014. The decrease was primarily attributable to an impairment charge recognized in the fourth quarter of 2015 for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter, partially offset by the opening of The Mall at University Town Center in October 2014.

In 2014, we recognized a $629.7 million gain on the disposition of the sale centers to Starwood. Also in 2014, we recognized a $476.9 million gain, net of tax, on the dispositions of a total of 49.9% of our interest in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land. During 2015, an adjustment to the tax on the gain on the disposition of interests in International Plaza was recognized, reducing the amount of the tax by $0.4 million.

In 2015, the consolidated non-comparable centers contributed total operating revenues of $12.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $11.1 million. In 2014, the consolidated non-comparable centers contributed total operating revenues of $133.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $64.1 million.

Net Income

Net income was $192.6 million for the year ended December 31, 2015 compared to $1.3 billion for the year ended December 31, 2014. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the year ended December 31, 2015 was $109.0 million compared to $863.9 million in 2014.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $291.9 million for the year ended December 31, 2015 compared to $280.5 million for the year ended December 31, 2014. FFO per diluted common share was $3.31 for the year ended December 31 2015 and $3.11 per common share for the year ended December 31, 2014. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2015, which excluded an impairment charge recognized for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter and the reversal of certain executive share-based compensation expense, was $301.6 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2014, which excluded charges related to the Starwood sale, including a loss on the early extinguishment of debt, the discontinuation of hedge accounting on the MacArthur interest rate swap, a restructuring charge, and disposition costs, was $330.8 million. See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition of FFO and “Non-GAAP Measures - Reconciliation of Non-GAAP Measures” for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The following is a comparison of our results for the years ended December 31, 2014 and 2013 as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the year ended December 31, 2014 were $679.1 million, a $88.1 million or 11.5% decrease from 2013. Minimum rents, percentage rents, and expense recoveries all decreased due to the reclassification of International Plaza into Unconsolidated Joint Ventures and the Starwood sale.

In addition to the transactions noted in the paragraph above, the following also impacted total revenues:

•
the decrease in minimum rents was further attributable to a decrease in occupancy, partially offset by an increase in average rent per square foot, and the full year's operations of Taubman Prestige Outlets Chesterfield, which opened in August 2013;

•	the decrease in percentage rents was further attributable to decreases in tenant sales at various centers;

•	the decrease in expense recoveries was partially offset by the opening of Taubman Prestige Outlets Chesterfield and an increase in recoveries for property taxes and other recoverable expenses; and

•
Management, leasing, and development income decreased primarily due to an incentive fee in 2013 for our leasing of IFC Mall in Seoul, South Korea, as well as decreases in reimbursable costs, partially offset by increases in fees for the Studio City contract.

Total expenses for the year ended December 31, 2014 were $524.5 million, a $103.7 million or 16.5% decrease from 2013. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all decreased primarily due to the reclassification of International Plaza and the Starwood sale, partially offset by the opening of Taubman Prestige Outlets Chesterfield in August 2013.

In addition to the transactions noted in the paragraph above, the following also impacted total expenses:

•	the decrease in maintenance, taxes, utilities, and promotion expense was partially offset by increased snow removal and other maintenance costs at certain centers in 2014;

•	the decrease in other operating expense was further attributable to a reduction of pre-development expense, partially offset by increased professional fees and an increase in bad debt expense;

•
the decrease in general and administrative expense was primarily due to reduced rental expense as a result of the acquisition of our U.S. headquarters building, as well as reductions of certain Asia administrative expenses;

•	the restructuring charge incurred in 2014 was related to a reduction in our workforce as a result of the sale of centers to Starwood; and

•
the decrease in interest expense was further attributable to the payoffs of our loans on Beverly Center and Stony Point with lower cost debt, interest capitalization on U.S. development projects, and the refinancing of the loan at The Mall at Green Hills.

Nonoperating income (expense) in 2014 primarily consisted of expenses due to the early extinguishment of debt related to the Starwood sale, discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, and disposition costs related to the Starwood sale, offset by income from the distributions on the SPG partnership units received as a result of the Arizona Mills/Oyster Bay sale. In 2013, nonoperating income included a gain on sale of marketable securities and the gain on sale of peripheral land.

Equity in Income of the Unconsolidated Joint Ventures increased by $9.5 million to $62.0 million from 2013. The increase was primarily attributable to the reclassification of International Plaza, an increase in rental revenue of the joint ventures, and the opening of The Mall at University Town Center in October 2014, partially offset by the sale of Arizona Mills.

In 2014, we recognized a $629.7 million gain on the disposition of the sale of centers to Starwood. Also in 2014, we recognized a $476.9 million gain on the dispositions of a total of 49.9% of our interest in the entity that owns International Plaza as well as our investments in Arizona Mills and the Oyster Bay land.

In 2014, consolidated non-comparable centers contributed total operating revenues of $136.8 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $70.4 million. In 2013, consolidated non-comparable centers contributed total operating revenues of $173.7 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $82.2 million.

Net Income

Net income was $1.3 billion for the year ended December 31, 2014 compared to $189.4 million for the year ended December 31, 2013. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the year ended December 31, 2015 was $863.9 million compared to $109.9 million in the comparable period in 2013.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $280.5 million for 2014 compared to $330.8 million for the year ended December 31, 2013. FFO per diluted common share was $3.11 for the year ended December 31, 2014 and $3.65 per common share for the year ended December 31, 2013. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2014, which excluded charges related to the Starwood sale, including a loss on early extinguishment of debt, the discontinuation of hedge accounting on the MacArthur interest rate swap, a restructuring charge, and disposition costs, was $330.8 million. FFO was not adjusted for the year ended December 31, 2013. See “Non-GAAP Measures” for the definition of FFO and the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Liquidity and Capital Resources

General

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and, in certain cases, funding major capital investments. From time to time, we also may access the equity markets or sell interests in operating properties to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have five unencumbered center properties. The entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are unencumbered assets under such facility and term loan. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, Taubman Prestige Outlets Chesterfield and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of December 31, 2015, we had a consolidated cash balance of $206.6 million. In September 2015, we received excess cash proceeds related to the refinancing of The Mall at Short Hills (see "Results of Operations - Debt Transactions"). We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of December 31, 2015, after considering the outstanding letters of credit, was $1.159 billion. Seventeen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The $1.1 billion revolving line of credit matures in February 2019, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of December 31, 2015, the leverage ratio resulted in a rate of LIBOR plus 1.25%.

Our mortgages on Cherry Creek Shopping Center, Waterside Shops, and The Gardens on El Paseo are all maturing at various dates in 2016. We currently expect to refinance the Cherry Creek Shopping Center loan during the second quarter of 2016 with our share of excess proceeds to be over $100 million. Also in the second quarter of 2016, we plan on refinancing the mortgage on Waterside Shops for the same amount as the December 31, 2015 loan balance of $165 million. In addition, we expect to pay off our $82 million loan on The Gardens on El Paseo during the second quarter of 2016. Also in 2016, we expect to utilize at least the initial one-year extension option to extend the construction facility on The Mall at University Town Center, which is currently scheduled to mature in October 2016.

Construction Financings

In addition to the revolving lines of credit described above, we have construction facilities outstanding for several centers recently opened or under construction, as described in the following paragraphs.

We have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of December 31, 2015, $4.3 million was available under the construction facility. The construction facility is interest-only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The facility matures in October 2016 and has four, one-year extension options. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization. No draws on the facility are permitted after the first extension maturity date.

We have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of December 31, 2015, $61.8 million was available under the construction facility. The facility, which matures in April 2017 and has two, one-year extension options, is interest-only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. No draws on the facility are permitted after the first extension maturity date.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of December 31, 2015, $238.7 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture has closed on a non-recourse construction facility for Hanam Union Square. We have an effective 34.3% interest in the Unconsolidated Joint Venture. The financing consists of a five-year, 520 billion KRW denominated construction facility (approximately $442 million U.S. dollars using the December 31, 2015 exchange rate) and a five-year U.S. dollar financing of $52.1 million. The U.S. dollar denominated portion of the financing is secured by an approximately $53 million standby letter of credit, which was drawn from the KRW denominated portion of the construction facility, thereby reducing the availability under the KRW denominated construction facility to approximately $389 million U.S. dollars as of December 31, 2015, before considering the amount drawn on the facility. The KRW denominated portion of the financing bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw. Using bond yields as of December 31, 2015, the rate would be approximately 3.19%. The U.S. dollar denominated floating rate facility bears interest at three-month LIBOR plus 1.60%. A cross-currency interest rate swap was executed to fix the interest rate on the U.S. dollar portion of the financing and swap the U.S. dollar denomination from U.S. dollars to KRW. As a result of the swap, the effective interest rate of the U.S. dollar portion of the financing is 3.12%. As of December 31, 2015, the U.S. dollar denominated portion of the financing was fully drawn, while $0.9 million U.S. dollars (using the December 31, 2015 exchange rate) were drawn on the KRW denominated portion of the facility, bringing the total remaining availability of the facility to approximately $388 million U.S. dollars.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) (approximately $129 million U.S. dollars using the December 31, 2015 exchange rate). We have an effective 32% interest in the Unconsolidated Joint Venture. The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets annually. Using the base lending rate as of December 31, 2015, the rate would be approximately 6.37%. As of December 31, 2015, approximately $84 million U.S. dollars were available under the construction facility using the December 31, 2015 exchange rate.

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from our joint venture partner or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of December 31, 2015, our share of such loans was approximately $60 million.

Refer to "Note 8 - Notes Payable" to our consolidated financial statements for further details of our construction financings and related guarantees.

Term Loan

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2015, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. As of December 31, 2015, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%.

Acquisition

In January 2016, a joint venture we formed with The Macerich Company announced an agreement to acquire Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. We expect the transaction to close in March 2016. Concurrent with or shortly after closing, a long-term, fixed-rate loan for approximately 50% of the purchase price is expected to be placed on the asset.

Dispositions

In October 2014, we disposed of a portfolio of seven centers to Starwood (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). As a result of the Starwood sale, we used the excess proceeds from the sale to pay down borrowings on our primary revolving line of credit and pay a special dividend of $4.75 per common share (see "Dividends" below). The remaining net proceeds were included in Cash and Cash Equivalents on our Consolidated Balance Sheet as of December 31, 2014.

Share Repurchase Program

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Repurchases of common stock are financed with general corporate funds, including borrowings under our existing revolving lines of credit. As of December 31, 2015, $145.1 million remained available under the repurchase program. See "Results of Operations - Other Equity Transactions" for more information on our share repurchase program.

Summaries of 2015 Capital, Debt, and Equity Activities and Transactions

See "Results of Operations - Debt Transactions" for a summary of debt financings in 2015. Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $307.7 million in 2015, compared to $363.7 million in 2014, and $371.4 million in 2013. See “Results of Operations” for descriptions of 2015, 2014, and 2013 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $505.1 million in 2015, compared to $1.3 billion provided by investing activities in 2014, and $371.4 million used in investing activities in 2013. Additions to properties in 2015, 2014, and 2013 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. In 2014, additions also included the acquisition of our headquarters building. A tabular presentation of 2015 and 2014 capital spending is shown in “Capital Spending.” In 2015, $28.9 million of escrowed cash was used to fund a redevelopment project. Cash placed in escrow to fund certain construction projects was $70.6 million in 2014. Proceeds from the Starwood and January 2014 dispositions, net of transaction costs, were $1.8 billion in 2014.

Contributions to Unconsolidated Joint Ventures in 2015, 2014, and 2013 of $97.3 million, $46.0 million, and $108.9 million respectively, primarily related to the funding of Taubman Asia project costs. Contributions to Unconsolidated Joint Ventures in 2013 also consisted of funding related to the development of The Mall at University Town Center. Distributions in excess of income from Unconsolidated Joint Ventures were $5.8 million in 2015 and $68.4 million in 2014.

Financing Activities

Net cash provided by financing activities was $127.6 million in 2015 compared to $1.4 billion used in financing activities in 2014 (with significant uses of cash in 2014 related to the Starwood transaction, as further described in the following paragraphs) and $9.0 million provided by financing activities in 2013. Proceeds from the issuance of debt, net of payments and issuance costs in 2015 and 2013 were $607.1 million and $102.9 million, respectively. In 2014, $658.1 million was paid to extinguish debt in connection with the Starwood transaction. Other payments of debt and issuance costs, net of proceeds from the issuance of debt were $109.3 million in 2014.

In 2015 and 2013, $252.6 million and $52.3 million, respectively, were paid to repurchase common stock. An immaterial amount of common stock was repurchased in 2014. In 2015, $4.5 million was received in connection with incentive plans compared to $0.9 million and $1.6 million paid in 2014 and 2013, respectively. In 2013, net proceeds of $164.4 million, after offering costs, were received from the issuance of the Series K Preferred Stock.

Total dividends and distributions paid were $231.4 million, $674.8 million, and $208.0 million in 2015, 2014, and 2013, respectively. Included in 2014 dividends and distributions was a special dividend of $4.75 per common share and a corresponding distribution to partnership unitholders (see "Dividends" below). Contributions from noncontrolling interests were $22.3 million in 2014 and $4.7 million in 2013. Contributions from noncontrolling interests of $22.3 million were used in 2014 for funding an escrow required for a redevelopment project at Cherry Creek Shopping Center.
Beneficial Interest in Debt

At December 31, 2015, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,606.5 million, with an average interest rate of 3.54% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.06% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $720.5 million as of December 31, 2015, which includes $704.9 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2015:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,274.6	3.99%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	134.7	4.10%
Swap maturing in February 2019	475.0	3.00%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	86.3	3.58%
Swap maturing in March 2024	12.0	3.49%
	$725.8	3.28%	(1)

Floating month to month	606.1	2.19%	(1)
Total floating rate debt	$1,331.9	2.78%	(1)

Total beneficial interest in debt	$3,606.5	3.54%	(1)

Amortization of financing costs (3)		0.29%
Average all-in rate		3.83%

(1)	Represents weighted average interest rate before amortization of financing costs.

(2)	Includes non-cash amortization of premiums related to acquisitions.

(3)	Financing costs include debt issuance costs and costs related to interest rate agreements of certain fixed rate debt.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2015, a one percent increase in interest rates on this floating rate debt would decrease cash flows by approximately $6.1 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $3.9 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $1.8 million, and due to the effect of capitalized interest, increase annual earnings by approximately $1.2 million. Based on our consolidated debt and interest rates in effect at December 31, 2015, a one percent increase in interest rates would decrease the fair value of debt by approximately $106.1 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $117.6 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2015 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2016)	1-3 years (2017-2018)	3-5 years (2019-2020)	More than 5 years (2021+)
	(in millions)
Debt (1)	$2,643.5	$367.5	$513.3	$488.9	$1,273.8
Interest payments (1)	577.1	84.7	136.9	94.1	261.5
Operating leases	809.2	11.7	26.5	24.8	746.2
Purchase obligations:
Planned capital spending (2)	437.3	437.3
Other purchase obligations (3)	3.9	2.5	1.4
Other long-term liabilities and commitments (4)	51.4	2.9	10.0	12.0	26.5
Total	$4,522.4	$906.7	$688.0	$619.7	$2,308.0

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2015. Debt excludes $0.4 million in unamortized debt premiums related to the acquisitions of The Gardens on El Paseo.

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

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center, The Mall of San Juan, and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of December 31, 2015, the corporate total leverage ratio was the most restrictive covenant. We are in compliance with all of our loan covenants and obligations as of December 31, 2015. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 8 - Notes Payable - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

Acquisition

In January 2016, a joint venture we formed with The Macerich Company announced an agreement to acquire Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. We expect the transaction to close in March 2016. Concurrent with or shortly after closing, a long-term, fixed-rate loan for approximately 50% of the purchase price is expected to be placed on the asset. See "Results of Operations - Acquisition - Country Club Plaza" for additional information regarding the acquisition.

New Developments

In March 2015, The Mall of San Juan opened in San Juan, Puerto Rico. The 0.6 million square foot of retail is anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. Capital spending at the center continued subsequent to opening as construction continues on tenant spaces that opened throughout 2015. In April 2015, we acquired an additional 15% interest in The Mall of San Juan, bringing our ownership in the center to 95%. The additional interest was acquired at cost.

International Market Place, a 0.4 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We are responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is scheduled to open in August 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $282.5 million in the project as of December 31, 2015. We are expecting an after-tax unlevered stabilized return of 7% on our share of the approximately $465 million total project cost. This project is subject to a participating ground lease. The remaining spending on the project is expected to be funded using our $330.9 million construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Our joint venture with Wangfujing will own a 60% controlling interest in and manage a shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. It is scheduled to open in April 2016 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which will be about 1.0 million square feet with over half of that in mall specialty stores. As of December 31, 2015, our share of total project costs was $107.3 million, as decreased by $3.3 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will be approximately $115 million for a 30% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Our second joint venture with Wangfujing owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is scheduled to open in fall 2016. As of December 31, 2015, our share of total project costs was $72.3 million, as decreased by $2.5 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Remaining spending on the project may be funded using the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Our joint venture with Shinsegae is developing an approximately 1.7 million square foot shopping center, Hanam Union Square, in Hanam, Gyeonggi Province, South Korea. The center is scheduled to open in early fall 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%. As of December 31, 2015, our share of total project costs was $207.2 million, as decreased by $12.5 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will be about $380 million for our effective 34.3% equity interest in the retail portion of the project. We are expecting a 7% to 7.5% unlevered return at stabilization. Remaining spending on the project may be funded using the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

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

2015 and 2014 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2015 is summarized in the following table:

	2015 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$320.0	$302.0	$9.8	$7.5
New development projects - Asia (3) (4)			156.1	156.1
Existing centers:
Projects with incremental GLA or anchor replacement	65.1	50.0	29.3	14.7
Projects with no incremental GLA and other	52.3	51.8	3.7	2.0
Mall tenant allowances	10.2	9.6	11.5	6.0
Asset replacement costs recoverable from tenants	17.3	15.8	6.5	3.3
Corporate office improvements, technology, equipment, and other	3.1	3.1
Total	$467.9	$432.4	$216.9	$189.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balances exclude $17.8 million in net reductions of total project costs due to changes in exchange rates during the period.

(5)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2015:

(in millions)
Consolidated Businesses’ capital spending	$467.9
Other differences between cash and accrual basis	(27.2)
Additions to properties	$440.7

Capital spending during 2014 is summarized in the following table:

	2014 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$320.8	$271.4	$144.9	$76.1
New development projects - Asia (3) (4)			62.6	62.6
Existing Centers:
Projects with incremental GLA or anchor replacement	46.8	38.9	8.8	4.4
Projects with no incremental GLA and other	21.6	21.5	3.7	1.8
Mall tenant allowances	9.9	9.9	7.3	3.9
Asset replacement costs recoverable from tenants	29.1	27.7	31.1	18.3
Corporate office building and improvements, technology, equipment, and other (5)	22.6	22.6
Total	$450.7	$391.9	$258.3	$167.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude $7.2 million in net reductions of total project costs due to changes in exchange rates during the period.

(5)	Includes acquisition of U.S. headquarters building.

(6)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments and expansion space, was $16.93 in 2015 and $10.74 in 2014. In the past five years, average tenant allowances per square foot have ranged from a low of $10.74 in 2014 and a high of $23.80 in 2011. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed. Our share of capitalized leasing and tenant coordination costs excluding new developments was $6.7 million in 2015 and $7.6 million in 2014, or $6.85 and $6.24, in 2015 and 2014, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2016:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$241.6	$228.2
New development projects - Asia (3) (4)			$264.5	$264.5
Existing centers:
Projects with incremental GLA or anchor replacement	52.9	52.9
Projects with no incremental GLA and other (5)	99.0	99.0	0.4	0.2
Mall tenant allowances	11.2	9.4	4.8	2.7
Asset replacement costs recoverable from tenants	15.3	14.7	14.2	7.7
Corporate office improvements, technology, equipment, and other	17.4	17.4
Total	$437.3	$421.5	$283.9	$275.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Includes costs related to the Beverly Center renovation.

(6)	Amounts in this table may not add due to rounding.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a weighted average return of 6.5% to 7.5%. As of December 31, 2015, we had capitalized costs of $39.1 million related to this redevelopment project.

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

On December 3, 2015, we declared a quarterly dividend of $0.565 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on December 31, 2015 to shareowners of record on December 15, 2015.
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
Application of Critical Accounting Policies and New Accounting Pronouncements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods. We are required to make such estimates and assumptions when applying the following accounting policies.

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

In 2015, we recognized an impairment charge of $11.8 million related to the pre-development of Miami Worldcenter (see "Results of Operations - Impairment Charge"). No impairment charges were recognized in 2014 or 2013. As of December 31, 2015, the consolidated net book value of our properties was $2.7 billion, representing approximately 75% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $1.0 billion. These amounts include certain development costs that are described in the policy that follows.

Capitalization of Development Costs

In developing shopping centers, we typically obtain land or land options, zoning and regulatory approvals, anchor commitments, and financing arrangements during a process that may take several years and during which we may incur significant costs. We capitalize all development costs once it is considered probable that a project will reach a successful conclusion. Prior to this time, we expense all costs relating to a potential development, including payroll, and include these costs in FFO (see "Non-GAAP Measures").

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

As of December 31, 2015, our beneficial interest in construction work in process was $720.5 million, primarily representing our share of capitalized project costs for our current U.S. and Asia development projects and ongoing redevelopments at certain operating centers (see "Liquidity and Capital Resources - Capital Spending").

Pre-development charges in 2015, 2014, and 2013 were $4.3 million, $4.2 million, and $10.6 million, respectively. Of these amounts, $0.8 million, $0.7 million, and $1.0 million related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $13.9 million in connection with construction and development projects in 2015, $14.0 million in 2014, and $13.8 million in 2013.

New Accounting Pronouncements

Refer to "Note 21 - New Accounting Pronouncements" in the consolidated financial statements, regarding our ongoing evaluation of ASU No. 2014-09 and ASU No. 2015-14, addressing revenue recognition, and ASU No. 2016-01, addressing the measurement of financial assets and financial liabilities, as well as our final evaluation of ASU No. 2015-02, “Amendments to the Consolidation Analysis.”

Non-GAAP Measures

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

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with Generally Accepted Accounting Principles (GAAP), excluding gains (or losses) from extraordinary items, sales of properties, and impairment write-downs of depreciable real estate, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation.

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2015, FFO was adjusted for an impairment charge for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter, a former development project in Miami, Florida and for the reversal of certain prior period share-based compensation expense recognized upon the announcement of an executive management transition. In 2014, FFO was adjusted for expenses related to the sale of centers to Starwood. Specifically, these measures were adjusted for the loss on extinguishment of debt at certain centers sold to Starwood, charges related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, a restructuring charge, and disposition costs incurred related to the sale. FFO was not adjusted in 2013.

Our presentations of NOI and FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations and Net Income to Net Operating Income are presented in the following section.

Reconciliation of Non-GAAP Measures

The following includes reconciliations of our non-GAAP financial measures: Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations and Net Income to Net Operating Income.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2015			2014			2013
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - Basic	$109.0	61,389,113	$1.78	$863.9	63,267,800	$13.65	$109.9	63,591,523	$1.73
Add Distributions to participating securities of TRG				6.0	871,262
Add impact of share-based compensation	0.4	772,221		4.9	782,002		0.5	983,889
Net income attributable to TCO common shareowners - Diluted	$109.4	62,161,334	$1.76	$874.8	64,921,064	$13.47	$110.4	64,575,412	$1.71
Add depreciation of TCO’s additional basis	6.5		0.10	6.7		0.10	6.9		0.11
Add TCO's additional basis in assets disposed				11.9		0.18
Add TCO's additional income tax expense	0.1		0.00	0.4		0.01	0.2		0.00
Net income attributable to TCO common shareowners, excluding TCO additional basis items and income tax expense	$116.0	62,161,334	$1.87	$893.7	64,921,064	$13.77	$117.5	64,575,412	$1.82
Add:
Noncontrolling share of income of TRG	47.2	25,073,109		350.9	25,141,042		46.4	25,231,483
Distributions to participating securities of TRG	2.0	871,262					1.7	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$165.2	88,105,705	$1.87	$1,244.6	90,062,106	$13.82	$165.6	90,678,157	$1.83
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	106.4		1.21	120.2		1.33	155.8		1.72
Depreciation of TCO’s additional basis	(6.5)		(0.07)	(6.7)		(0.07)	(6.9)		(0.08)
Noncontrolling partners in consolidated joint ventures	(3.7)		(0.04)	(4.4)		(0.05)	(5.1)		(0.06)
Share of Unconsolidated Joint Ventures	34.4		0.39	30.2		0.34	24.9		0.27
Non-real estate depreciation	(3.1)		(0.03)	(3.5)		(0.04)	(3.0)		(0.03)
Less TCO's additional basis in assets disposed				(11.9)		(0.13)
Less beneficial share of gain on dispositions, net of tax	(0.4)		(0.00)	(1,083.1)		(12.03)
Less impact of share-based compensation	(0.4)		(0.00)	(4.9)		(0.05)	(0.5)		(0.01)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$291.9	88,105,705	$3.31	$280.5	90,062,106	$3.11	$330.8	90,678,157	$3.65
TCO's average ownership percentage of TRG - basic	71.0%			71.6%			71.6%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$207.2		$3.31	$200.7		$3.11	$236.8		$3.65
Less TCO's additional income tax expense	(0.1)		(0.00)	(0.4)		(0.00)	(0.2)		(0.00)
Funds from Operations attributable to TCO's common shareowners	$207.1		$3.31	$200.4		$3.11	$236.7		$3.65

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$291.9	88,105,705	$3.31	$280.5	90,062,106	$3.11	$330.8	90,678,157	$3.65

Beneficial interest in UJV impairment charge - Miami Worldcenter	11.8		0.13
Reversal of executive share-based compensation expense	(2.0)		(0.02)
Beneficial share of early extinguishment of debt charge (2)				36.0		0.40
Beneficial share of disposition costs related to the Starwood sale				3.3		0.04
Beneficial share of discontinuation of hedge accounting - MacArthur				7.4		0.08
Restructuring charge				3.7		0.04
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$301.6	88,105,705	$3.42	$330.9	90,062,106	$3.67	$330.8	90,678,157	$3.65
TCO's average ownership percentage of TRG - basic	71.0%			71.6%			71.6%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$214.1		$3.42	$236.8		$3.67	$236.8		$3.65
Less TCO's additional income tax expense	(0.1)		(0.00)	(0.4)		(0.00)	(0.2)		(0.00)
Adjusted Funds from Operations attributable to TCO's common shareowners	$214.0		$3.42	$236.4		$3.67	$236.7		$3.65

(1)	Depreciation includes $12.9 million, $19.4 million, and $23.4 million of mall tenant allowance amortization for the 2015, 2014, and 2013, respectively.

(2)
2014 amount includes charges related to the loss on early extinguishment of debt related to loans on Northlake Mall, The Mall at Wellington Green, MacArthur, and The Mall at Partridge Creek as a result of the sale of centers to Starwood.

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	2015	2014	2013
	(in millions)
Net income	$192.6	$1,278.1	$189.4

Add (less) depreciation and amortization:
Consolidated businesses at 100%	106.4	120.2	155.8
Noncontrolling partners in consolidated joint ventures	(3.7)	(4.4)	(5.1)
Share of Unconsolidated Joint Ventures	34.4	30.2	24.9

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	63.0	90.8	130.0
Noncontrolling partners in consolidated joint ventures	(7.0)	(8.1)	(8.7)
Share of Unconsolidated Joint Ventures	45.6	40.4	37.6
Share of income tax expense (benefit):
Income tax expense (benefit) on dispositions of International Plaza, Arizona Mills, and Oyster Bay	(0.4)	9.7
Other income tax expense	2.2	2.3	3.4

Less noncontrolling share of income of consolidated joint ventures	(11.2)	(34.2)	(10.3)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	21.9	46.8	24.1
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	116.0	102.2	89.4

Add beneficial interest in UJV impairment charge - Miami Worldcenter	11.8

EBITDA at 100%	$571.5	$1,674.0	$630.4

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	45.7	48.3	50.0
Management, leasing, and development services, net	(7.3)	(6.1)	(10.8)
Straight-line of rents	(5.2)	(5.4)	(7.3)
Gain on dispositions		(1,116.3)
Early extinguishment of debt charge		36.4
Disposition costs related to the Starwood sale		3.3
Discontinuation of hedge accounting - MacArthur		7.8
Restructuring charge		3.7
Gain on sale of peripheral land			(0.9)
Gain on sale of marketable securities			(1.3)
Dividend income	(3.6)	(2.4)
Interest income	(2.0)	(1.4)	(0.2)
Other nonoperating expense (income)	0.3	(0.8)	1.0
Non-center specific operating expenses and other	22.4	19.9	24.4
Net Operating Income at 100% - all centers	$621.8	$660.9	$685.3
Less - Net Operating Income of non-comparable centers (1)	(25.1)	(77.7)	(119.3)
Net Operating Income at 100% - comparable centers	$596.7	$583.2	$566.0
Lease cancellation income	(8.5)	(12.6)	(5.3)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (2)	$588.3	$570.6	$560.7

(1)
Includes The Mall of San Juan and The Mall at University Town Center for 2015. Includes Arizona Mills, The Mall at University Town Center, the portfolio of centers sold to Starwood, and an adjustment to reflect the allocation of costs to Starwood centers that are now being allocated to the remainder of the portfolio for 2014. Includes the portfolio of centers sold to Starwood in 2014, Arizona Mills, and Taubman Prestige Outlets Chesterfield for 2013.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not add due to rounding.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2015 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2016 Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Board Matters – Committees of the Board,” "Board Matters – Corporate Governance,” “Executive Officers,” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2016 Proxy Statement under the captions "Board Matters – Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Named Executive Officer Compensation Tables.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				1,338,126	(1)
Performance Share Units (2) (3)	874,501		(4)
Restricted Share Units (3)	283,353		(4)
1992 Incentive Option Plan (3) (5)	292,543	$46.60
	1,450,397			1,338,126
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (6)	128,696		(7)		(8)
	1,579,093	$46.60		1,338,126

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

(2)
Amount represents 147,411 and 108,067 performance share units (PSU) at their maximum payout ratio of 300% and 400%, respectively. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSU that may ultimately vest will range from 0- 300% and 0-400% based on the Company’s total shareholder return relative to that of a peer group.

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

(6)
The Deferred Compensation Plan, which was approved by the Board of Directors in May 2005, gives each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of such director's service on the Board of Directors and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on the common stock, the directors' deferral accounts are credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the common stock on the business day immediately before the record date of the applicable dividend payment. Each Director's account is 100% vested at all times.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2016 Proxy Statement under the caption “Related Person Transactions” and "Proposal 1 – Election of Directors – Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2016 Proxy Statement under the caption “Audit Committee Matters.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2015 and 2014	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	F-6
	Consolidated Statement of Changes in Equity for the years ended December 31, 2015, 2014, and 2013	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014, and 2013	F-9
	Notes to Consolidated Financial Statements	F-10

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013	F-48
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015	F-49

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
2.3	Purchase and Sale Agreement, dated June 17, 2014, by and among the Parties listed in Exhibit A (Sellers) and SRP TM Holdings, L.P. (Purchaser).	8-K		2.1	June 18, 2014
2.4	Purchase and Sale Agreement, dated June 17, 2014, by and among Partridge Creek Fashion Park LLC and Purchaser.	8-K		2.2	June 18, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Mortgage, Security Agreement and Fixture Filing, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.1	September 17, 2015
4.2	Promissory Note A-1, dated September 15, 2015, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	September 17, 2015
4.3	Promissory Note A-2, dated September 15, 2015, by Short Hills Associates L.L.C. to New York Life Insurance Company.	8-K		4.3	September 17, 2015
4.4	Promissory Note A-3, dated September 15, 2015, by Short Hills Associates L.L.C. to Pacific Life Insurance Company.	8-K		4.4	September 17, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.5	Assignment of Leases, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.5	September 17, 2015
4.6	Guaranty Agreement, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8.K		4.6	September 17, 2015
4.7	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.7.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014
4.8	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.1	October 20, 2014
4.9	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.9.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014
4.10	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.10.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	October 20, 2014
4.11	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.11.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.11.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.12	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.13	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
4.14	Building Loan Agreement, dated August 14, 2015, between TRG IMP LLC and PNC Bank, National Association, as Administrative Agent, and the various lenders on the signature pages thereto.	8-K		4.1	August 20, 2015
4.15	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement, dated August 14, 2015, by TRG IMP LLC, for the benefit of PNC Bank, National Association, as Administrative Agent, and the various lenders.	8-K		4.2	August 20, 2015
4.16	Completion Guaranty, dated August 14, 2015, by The Taubman Realty Group Limited Partnership in favor of PNC Bank, National Association, as Administrative Agent, and the various lenders.	8-K		4.3	August 20, 2015
4.17	Partial Repayment and Limited Guaranty, dated August 14, 2015, by The Taubman Realty Group Limited Partnership in favor of PNC Bank, National Association, as Administrative Agent, and the various lenders.	8-K		4.4	August 20, 2015
4.18	Form of Promissory Note Secured by Mortgage, dated August 14, 2015, by TRG IMP LLC to various lenders.	8-K		4.5	August 20, 2015
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	Fifth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2014	10.1.5
*10.1.6	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.6.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2015.	10-K	December 31, 2014	10.12.1
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.15.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	10-K	December 31, 2014	10.15.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.15.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-K	December 31, 2014	10.15.6
*10.16	Amended and Restated Employment Agreement dated April 30, 2014 between Taubman Asia Management Limited and René Tremblay.	8-K		10.2	May 5, 2014
*10.17	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.	10-K	December 31, 2013	10.21
*10.17.1	Amendment to Change of Control Employment Agreement, dated March 17, 2014, by and among Taubman Centers Inc., The Taubman Realty Group Limited Partnership, and David Joseph.	8-K		10.1	March 20, 2014
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2015.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2015. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report has issued their report on the Company’s system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Taubman Centers, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 23, 2016

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2015	2014
Assets:
Properties (Notes 4 and 8)	$3,713,215	$3,262,505
Accumulated depreciation and amortization	(1,052,027)	(970,045)
	$2,661,188	$2,292,460
Investment in Unconsolidated Joint Ventures (Notes 2 and 5)	433,911	370,004
Cash and cash equivalents	206,635	276,423
Restricted cash (Note 8)	6,447	37,502
Accounts and notes receivable, less allowance for doubtful accounts of $2,974 and $2,927 in 2015 and 2014 (Note 6)	54,547	49,245
Accounts receivable from related parties (Note 12)	2,478	832
Deferred charges and other assets (Note 7)	198,174	188,435
Total Assets	$3,563,380	$3,214,901

Liabilities:
Notes payable (Note 8)	$2,643,958	$2,025,505
Accounts payable and accrued liabilities	334,525	292,802
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	464,086	476,651
	$3,442,569	$2,794,958
Commitments and contingencies (Notes 8, 9, 10, 11, 13, and 15)

Equity:
Taubman Centers, Inc. Shareowners’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,044,939 and 25,117,000 shares issued and outstanding at December 31, 2015 and 2014	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at December 31, 2015 and 2014
Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at December 31, 2015 and 2014
Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,233,561 and 63,324,409 shares issued and outstanding at December 31, 2015 and 2014	602	633
Additional paid-in capital	652,146	815,961
Accumulated other comprehensive income (loss) (Note 19)	(27,220)	(15,068)
Dividends in excess of net income	(512,746)	(483,188)
	$112,807	$318,363
Noncontrolling interests (Note 9)	8,004	101,580
	$120,811	$419,943
Total Liabilities and Equity	$3,563,380	$3,214,901

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2015	2014	2013
Revenues:
Minimum rents	$310,831	$371,454	$417,729
Percentage rents	20,233	22,929	28,512
Expense recoveries	188,023	239,782	272,494
Management, leasing, and development services	13,177	12,349	16,142
Other	24,908	32,615	32,277
	$557,172	$679,129	$767,154
Expenses:
Maintenance, taxes, utilities, and promotion	$145,118	$190,119	$215,825
Other operating	58,131	65,142	71,235
Management, leasing, and development services	5,914	6,220	5,321
General and administrative (Note 13)	45,727	48,292	50,014
Restructuring charge (Note 2)		3,706
Interest expense	63,041	90,803	130,023
Depreciation and amortization	106,355	120,207	155,772
	$424,286	$524,489	$628,190
Nonoperating income (expense) (Notes 2 and 10)	5,256	(42,807)	1,348
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$138,142	$111,833	$140,312
Income tax expense (Note 3)	(2,248)	(2,267)	(3,409)
Equity in income of Unconsolidated Joint Ventures (Note 5)	56,226	62,002	52,465
Income before gain on dispositions, net of tax	$192,120	$171,568	$189,368
Gain on dispositions, net of tax (Note 2)	437	1,106,554
Net income	$192,557	$1,278,122	$189,368
Net income attributable to noncontrolling interests (Note 9)	(58,430)	(385,109)	(56,778)
Net income attributable to Taubman Centers, Inc.	$134,127	$893,013	$132,590
Distributions to participating securities of TRG (Note 13)	(1,969)	(6,018)	(1,749)
Preferred stock dividends (Note 14)	(23,138)	(23,138)	(20,933)
Net income attributable to Taubman Centers, Inc. common shareowners	$109,020	$863,857	$109,908

Net income	$192,557	$1,278,122	$189,368
Other comprehensive income (Note 19):
Unrealized gain (loss) on interest rate instruments and other	(13,668)	(18,004)	8,817
Cumulative translation adjustment	(15,279)	(7,193)	4,407
Reclassification adjustment for amounts recognized in net income	12,021	16,729	5,583
	$(16,926)	$(8,468)	$18,807
Comprehensive income	$175,631	$1,269,654	$208,175
Comprehensive income attributable to noncontrolling interests	(53,458)	(382,825)	(62,443)
Comprehensive income attributable to Taubman Centers, Inc.	$122,173	$886,829	$145,732

Basic earnings per common share (Note 16)	$1.78	$13.65	$1.73

Diluted earnings per common share (Note 16)	$1.76	$13.47	$1.71

Weighted average number of common shares outstanding – basic	61,389,113	63,267,800	63,591,523

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	33,027,699	$25	63,310,148	$633	$657,071	$(22,064)	$(891,283)	$(89,308)	$(344,926)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(176,630)		176,640	2	(2)				—
Issuance of Series K Preferred Stock, net of offering costs (Note 14)	6,800,000				164,395				164,395
Repurchase of common stock (Note 14)			(786,805)	(8)	(52,279)				(52,287)
Share-based compensation under employee and director benefit plans (Note 13)			401,631	4	13,051				13,055
Adjustments of noncontrolling interests (Note 9)					15,129	8		(15,137)	—
Contributions from noncontrolling interests								4,729	4,729
Dividends and distributions							(149,787)	(58,260)	(208,047)
Other					(578)		(176)		(754)
Net income							132,590	56,778	189,368
Other comprehensive income (Note 19):
Unrealized gain on interest rate instruments and other						6,117		2,700	8,817
Cumulative translation adjustment						3,150		1,257	4,407
Reclassification adjustment for amounts recognized in net income						3,875		1,708	5,583
Balance, December 31, 2013	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(35,500)		35,500						—
Repurchase of common stock (Note 14)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 13)			187,561	2	18,930				18,932
Adjustments of noncontrolling interests (Note 9)					83	30		(113)	—
Contributions from noncontrolling interests								22,345	22,345
Dividends and distributions (Note 2)							(466,731)	(207,954)	(674,685)
Other	1,431				178		(814)	10	(626)
Net income							893,013	385,109	1,278,122
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(12,783)		(5,221)	(18,004)
Cumulative translation adjustment						(5,148)		(2,045)	(7,193)
Reclassification adjustment for amounts recognized in net income						11,747		4,982	16,729
Balance, December 31, 2014	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(72,061)		73,295	1	(1)				—
Repurchase of common stock (Note 14)			(3,460,796)	(35)	(252,598)				(252,633)
Share-based compensation under employee and director benefit plans (Note 13)			296,653	3	19,249				19,252
Adjustments of noncontrolling interests (Notes 2 and 9)					69,521	(198)		(78,619)	(9,296)
Dividends and distributions							(163,087)	(68,415)	(231,502)
Other					14		(598)		(584)
Net income							134,127	58,430	192,557
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(9,653)		(4,015)	(13,668)
Cumulative translation adjustment						(10,790)		(4,489)	(15,279)
Reclassification adjustment for amounts recognized in net income						8,489		3,532	12,021
Balance, December 31, 2015	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$192,557	$1,278,122	$189,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,355	120,207	155,772
Provision for bad debts	1,994	2,900	489
Gain on dispositions (Note 2)		(1,116,287)
Debt extinguishment costs (Note 2)		36,372
Discontinuation of hedge accounting (Note 10)		7,763
Income from Unconsolidated Joint Ventures in excess of distributions			(3,076)
Other	15,799	18,728	11,315
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(15,636)	(595)	(12,053)
Accounts payable and other liabilities	6,616	16,476	29,557
Net Cash Provided By Operating Activities	$307,685	$363,686	$371,372

Cash Flows From Investing Activities:
Additions to properties	$(440,678)	$(442,991)	$(283,864)
Cash drawn from (provided to) escrow related to center construction projects (Notes 7 and 8)	28,857	(70,607)
Proceeds from dispositions, net of transaction costs (Note 2)		1,776,394
Contributions to Unconsolidated Joint Ventures (Note 2)	(97,293)	(45,974)	(108,918)
Distributions from Unconsolidated Joint Ventures in excess of income	5,755	68,388
Other	(1,762)	7,329	21,349
Net Cash Provided By (Used In) Investing Activities	$(505,121)	$1,292,539	$(371,433)

Cash Flows From Financing Activities:
Payments to revolving lines of credit, net		$(158,040)	$(274,235)
Debt proceeds	$1,198,640	163,779	703,980
Extinguishment of debt (Note 2)		(658,092)
Other debt payments	(578,790)	(106,844)	(317,365)
Debt issuance costs	(12,743)	(8,208)	(9,479)
Repurchase of common stock	(252,633)	(17)	(52,287)
Issuance of common stock and/or partnership units in connection with incentive plans	4,526	(943)	(1,644)
Issuance of Series K Preferred Stock, net of offering costs			164,395
Distributions to noncontrolling interests	(68,415)	(207,954)	(58,260)
Distributions to participating securities of TRG (Note 2)	(1,969)	(6,018)	(1,749)
Contributions from noncontrolling interests		22,345	4,729
Cash dividends to preferred shareowners	(23,138)	(23,138)	(20,933)
Cash dividends to common shareowners (Note 2)	(137,830)	(437,665)	(127,105)
Other			(1,050)
Net Cash Provided By (Used In) Financing Activities	$127,648	$(1,420,795)	$8,997

Net Increase (Decrease) In Cash and Cash Equivalents	$(69,788)	$235,430	$8,936

Cash and Cash Equivalents at Beginning of Year	276,423	40,993	32,057

Cash and Cash Equivalents at End of Year	$206,635	$276,423	$40,993

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2015 included 19 urban and suburban shopping centers operating in 10 states and Puerto Rico.

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

The Operating Partnership

At December 31, 2015 and December 31, 2014, the Operating Partnership’s equity included two classes of preferred equity (Series J and K Preferred Equity) and the net equity of the partnership unitholders (Note 14). Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and K Preferred Equity are owned by the Company and are eliminated in consolidation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31(1)	TRG units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest % in TRG
2015	85,295,720	60,233,561	25,062,159	71%	71%
2014	88,459,859	63,324,409	25,135,450	72	72
2013	88,271,133	63,101,614	25,169,519	71	72

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2015 consisted of 25,044,939 shares of Series B Preferred Stock (Note 14) and 60,233,561 shares of common stock.

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

In the fourth quarter of 2015, the Company recognized an impairment charge on previously capitalized pre-development costs related to its enclosed regional mall project that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida (Note 5).

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. The Company deposits cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Substantially all cash equivalents at December 31, 2015 were not insured or guaranteed by the FDIC or any other government agency and were invested across four separate financial institutions as of December 31, 2015.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of December 31, 2015 and December 31, 2014, the Company’s cash balances restricted for these uses were $6.4 million and $37.5 million, respectively. As of December 31, 2015, $4.8 million of the $6.4 million of restricted cash was required under certain debt agreements to be in escrow for a major construction project. Included in restricted cash is $5.5 million at December 31, 2015 on deposit in excess of the FDIC insured limit.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Charges and Other Assets

Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. Cash expenditures for leasing costs are recognized in the Consolidated Statement of Cash Flows as operating activities. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

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
No provision for federal income taxes for consolidated partnerships has been made; as such taxes are the responsibility of the individual partners. There are certain state income taxes incurred which are provided for in the Company’s financial statements.
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

Segments and Related Disclosures

The Company has one reportable operating segment: it owns, develops, and manages regional shopping centers. The Company has aggregated its shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are national chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Net Operating Income (NOI) is often used by the Company's chief operating decision makers in assessing segment operating performance. NOI is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

No single retail company represents 10% or more of the Company's revenues. Although the Company does business in China and South Korea, there are not yet any material revenues from customers or long-lived assets attributable to a country other than the United States of America. At December 31, 2015, the Company's investments in Asia are in Unconsolidated Joint Ventures and accounted for under the equity method.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Dispositions, Acquisition, and Developments

Dispositions

Sale of Centers to Starwood

In October 2014, the Company completed the disposition of a portfolio of seven centers to an affiliate of the Starwood Capital Group (Starwood). The following centers (Sale Centers) were sold: MacArthur Center in Norfolk, Virginia, Stony Point Fashion Park in Richmond, Virginia, Northlake Mall in Charlotte, North Carolina, The Mall at Wellington Green in Wellington, Florida, The Shops at Willow Bend in Plano, Texas, The Mall at Partridge Creek in Clinton Township, Michigan, and Fairlane Town Center in Dearborn, Michigan. The results of the seven centers are in the Company's continuing operations for all periods prior to the October 2014 sale, pursuant to the Company's previous adoption of Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" beginning January 1, 2014.

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

The Company recognized a gain of $629.7 million ($606.2 million at TRG's beneficial share) as a result of the disposition of the Sale Centers. In addition, the Company recorded debt extinguishment costs of $36.4 million, ($36.0 million at TRG's beneficial share) which were classified as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

In 2014, the Company incurred $7.8 million of expenses ($7.4 million at TRG's beneficial share) related to the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur Center note payable. In addition, the Company incurred $3.3 million of disposition costs related to the Sale Centers. These expenses were included in Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

As a result of the sale, the Company underwent a restructuring plan to reduce its workforce across various areas of the organization. In 2014, the Company incurred $3.7 million of expenses related to the reduction in workforce. These expenses were classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2015, substantially all of the restructuring costs have been paid.

International Plaza

In January 2014, the Company sold a total of 49.9% of the Company's interests in the entity that owns International Plaza, including certain governance rights, for $499 million (excluding transaction costs), which consisted of $337 million of cash and approximately $162 million of beneficial interest in debt. The Company's ownership in the center decreased to a noncontrolling 50.1% interest, which is accounted for under the equity method subsequent to the disposition. During 2014, a gain of $368 million (net of tax of $9.7 million) was recognized as a result of the sale. In September 2015, an adjustment of $0.4 million was made, reducing the tax recognized as a result of the sale.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition

Purchase of U.S. Headquarters Building

In February 2014, the Company purchased the U.S. headquarters building located in Bloomfield Hills, Michigan for approximately $16.1 million from an affiliate of the Taubman family. In exchange for the building, the Company assumed the $17.4 million, 5.90% fixed rate loan on the building, issued 1,431 Operating Partnership units (and a corresponding number of shares of Series B Preferred Stock), and received $1.4 million in escrowed and other cash from the affiliate. In March 2015, the Company refinanced the loan on the building (Note 8).

U.S. Development

International Market Place

International Market Place, a 0.4 million square foot center, is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is scheduled to open in August 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of December 31, 2015, the Company's capitalized costs for the project were $282.5 million ($264.7 million at TRG's share).

The Mall of San Juan

The Mall of San Juan, a 0.6 million square foot center in San Juan, Puerto Rico, opened in March 2015. The center is anchored by Nordstrom and Saks Fifth Avenue. As of December 31, 2015, the Company owned a 95% interest in the center subsequent to the acquisition of an additional 15% interest in April 2015. The additional interest was acquired at cost. In connection with the acquisition, the noncontrolling owner used $9.3 million of previously contributed capital to fund its obligation to reimburse the Company for certain shared infrastructure costs, which was classified as a reduction of the Noncontrolling interests and an offsetting reduction of Properties on the Consolidated Balance Sheet (Note 18).

Asia Development

CityOn.Xi'an

The Company has a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, which will own a 60% controlling interest in and manage an approximately 1.0 million square foot shopping center, CityOn.Xi'an, to be located at Xi'an Saigao City Plaza, a large-scale mixed-use development under construction in Xi'an, China. Through this joint venture, the Company will beneficially own a 30% interest in the shopping center, which is scheduled to open in April 2016. As of December 31, 2015, the Company's share of total project costs were $107.3 million, as decreased by $3.3 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Zhengzhou

The Company also has a second joint venture with Wangfujing which owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center, CityOn.Zhengzhou, under construction in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in fall 2016. As of December 31, 2015, the Company's share of total project costs were $72.3 million, as decreased by $2.5 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Hanam Union Square

The Company's joint venture with Shinsegae Group, South Korea's largest retailer, is developing an approximately 1.7 million square foot shopping center, Hanam Union Square, under construction in Hanam, Gyeonggi Province, South Korea, which is scheduled to open in early fall 2016. The Company has partnered with a major institution in Asia for a 49% ownership interest in Hanam Union Square. The institutional partner owns 14.7% of the project, bringing the Company's effective ownership to 34.3%. As of December 31, 2015, the Company's share of total project costs were $207.2 million, as decreased by $12.5 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 consisted of the following:

	2015	2014	2013
Federal current	$1,931	$8,036	$547
Federal deferred	(34)	1,354	632
Foreign current	628	1,300	2,193
Foreign deferred	(114)	(48)	(116)
State current	(528)	1,361	230
State deferred	(72)	(3)	(77)
Total income tax expense	$1,811	$12,000	$3,409
Less income tax (expense) benefit allocated to Gain on Dispositions (1)	437	(9,733)
Income tax expense as reported on the Consolidated Statement of Operations and Comprehensive Income	$2,248	$2,267	$3,409

(1)
Amount represents the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The tax on the sale is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income. In September 2015, an adjustment of $0.4 million was made to reduce the tax recognized as a result of the sale.

Net Operating Loss Carryforwards

As of December 31, 2015, the Company had a foreign net operating loss carryforward of $4.2 million. Of the $4.2 million, $0.2 million had a carryforward period of 10 years and the remaining had an indefinite carryforward period.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Federal	$1,427	$1,382
Foreign	1,676	1,806
State	944	471
Total deferred tax assets	$4,047	$3,659
Valuation allowances	(1,913)	(1,703)
Net deferred tax assets	$2,134	$1,956
Deferred tax liabilities:
Federal	$602	$592
Foreign	501	473
State	70	89
Total deferred tax liabilities	$1,173	$1,154

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

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2015, 2014, and 2013 may not be indicative of future periods.

Year	Dividends per common share declared		Return of capital	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2015	$2.2600		$0.0972	$2.1621	$0.0004		$0.0003
2014	4.7500	(1)	0.7057	0.0000	1.8748	(2)	2.1695	(2)
2014	2.1600		0.3208	1.7773	0.0287	(2)	0.0332	(2)
2013	2.0000		0.2636	1.7364	0.0000		0.0000

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

Year	Dividends per Series J Preferred share declared	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2015	$1.6250	$1.6245	$0.0003		$0.0002
2014	1.6250	0.49072	0.52580	(1)	0.60848	(1)
2013	1.6250	1.6250	0.0000		0.0000

(1)
The portion of the per share Series J preferred dividends designated as capital gain (long term and unrecaptured Sec. 1250) for tax purposes is as follows; $0.32178 per share of the $0.40625 paid on June 30, 2014, $0.40625 per share of the $0.40625 paid on September 30, 2014, and $0.40625 per share of the $0.40625 paid on December 31, 2014.

Year	Dividends per Series K Preferred share declared	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2015	$1.56250	$1.5620	$0.0003		$0.0002
2014	1.56250	0.47185	0.50558	(1)	0.58507	(1)
2013	1.24132	1.24132	0.0000		0.0000

(1)
The portion of the per share Series K preferred dividends designated as capital gain (long term and unrecaptured Sec. 1250) for tax purposes is as follows; $0.30939 per share of the $0.39063 paid on June 30, 2014, $0.39063 per share of the $0.39063 paid on September 30, 2014, and $0.39063 per share of the $0.39063 paid on December 31, 2014.

Uncertain Tax Positions

The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2015. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2015, 2014, and 2013 or in the Consolidated Balance Sheet as of December 31, 2015 and 2014. As of December 31, 2015, returns for the calendar years 2012 through 2015 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Properties

Properties at December 31, 2015 and December 31, 2014 are summarized as follows:

	2015	2014
Land	$243,870	$226,252
Buildings, improvements, and equipment	3,107,338	2,457,660
Construction in process and pre-development costs	362,007	578,593
	$3,713,215	$3,262,505
Accumulated depreciation and amortization	(1,052,027)	(970,045)
	$2,661,188	$2,292,460

Depreciation expense for 2015, 2014, and 2013 was $98.8 million, $110.1 million, and $142.5 million, respectively.

The charge to operations in 2015, 2014, and 2013 for domestic and non-U.S. pre-development activities was $4.3 million, $4.2 million, and $10.6 million, respectively.

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

Shopping Center	Ownership as of December 31, 2015 and 2014
CityOn.Xi'an (under construction)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Fair Oaks	50%
Hanam Union Square (under construction)	Note 2
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Mall at Miami Worldcenter

In 2015, the Company made a decision not to move forward with an enclosed regional mall that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida. As a result of this decision, an impairment charge of $11.8 million was recognized in the fourth quarter of 2015, which represents previously capitalized costs related to the pre-development of the enclosed mall plan. The impairment charge was recorded within Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income.
Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2015 and December 31, 2014 excludes the balances of CityOn.Xi'an, CityOn.Zhengzhou, and Hanam Union Square which are currently under construction (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	December 31 2015	December 31 2014
Assets:
Properties	$1,628,492	$1,580,926
Accumulated depreciation and amortization	(589,145)	(548,646)
	$1,039,347	$1,032,280
Cash and cash equivalents	36,047	49,765
Accounts and notes receivable, less allowance for doubtful accounts of $1,602 and $1,590 in 2015 and 2014	42,361	38,788
Deferred charges and other assets	39,562	33,200
	$1,157,317	$1,154,033

Liabilities and accumulated deficiency in assets:
Notes payable (1)	$2,001,200	$1,989,546
Accounts payable and other liabilities	70,539	103,161
TRG's accumulated deficiency in assets	(512,256)	(525,759)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(402,166)	(412,915)
	$1,157,317	$1,154,033

TRG's accumulated deficiency in assets (above)	$(512,256)	$(525,759)
TRG's investment in properties under construction (Note 2)	296,847	232,091
TRG basis adjustments, including elimination of intercompany profit	132,218	132,058
TCO's additional basis	53,016	54,963
Net Investment in Unconsolidated Joint Ventures	$(30,175)	$(106,647)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	464,086	476,651
Investment in Unconsolidated Joint Ventures	$433,911	$370,004

(1)
As the balances presented exclude those of centers under construction, the Notes Payable amount excludes the construction loans outstanding for Hanam Union Square of $52.9 million ($18.1 million at TRG's share) and CityOn.Zhengzhou of $44.7 million ($14.2 million at TRG's share) at December 31, 2015.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2015	2014	2013
Revenues	$378,280	$338,017	$294,720
Maintenance, taxes, utilities, promotion, and other operating expenses	$118,909	$106,249	$92,901
Interest expense	85,198	74,806	68,998
Depreciation and amortization	55,318	47,377	36,644
Total operating costs	$259,425	$228,432	$198,543
Nonoperating expense	(1)	(22)
Net income	$118,854	$109,563	$96,177

Net income attributable to TRG	$65,384	$60,690	$53,166
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	4,542	3,258	1,245
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Beneficial interest in UJV impairment charge - Miami Worldcenter	(11,754)
Equity in income of Unconsolidated Joint Ventures	$56,226	$62,002	$52,465

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$147,905	$132,652	$114,939
Interest expense	(45,564)	(40,416)	(37,554)
Depreciation and amortization	(34,361)	(30,234)	(24,920)
Beneficial interest in UJV impairment charge - Miami Worldcenter	(11,754)
Equity in income of Unconsolidated Joint Ventures	$56,226	$62,002	$52,465

Related Party

TRG owns a 50% general partnership interest in Sunvalley, while the other 50% is controlled by the A. Alfred Taubman Restated Revocable Trust. A. Alfred Taubman was the former Chairman of the Board and the father of Robert S. and William S. Taubman. Sunvalley is subject to a ground lease on the land, which is 50% owned through an affiliate of TRG and 50% by an entity owned and controlled by Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman. The Manager is the manager of the Sunvalley shopping center.

Other

The provision for losses on accounts receivable of the Unconsolidated Joint Ventures was $0.9 million, $1.7 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred charges and other assets of $39.6 million at December 31, 2015 were comprised of leasing costs of $39.7 million, before accumulated amortization of $(17.8) million, net deferred financing costs of $7.0 million, and other net charges of $10.6 million. Deferred charges and other assets of $33.2 million at December 31, 2014 were comprised of leasing costs of $37.2 million, before accumulated amortization of $(16.6) million, net deferred financing costs of $9.6 million, and other net charges of $3.0 million.

Depreciation expense on properties for 2015, 2014, and 2013 was $50.0 million, $40.9 million, and $35.6 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2015 and December 31, 2014 are summarized as follows:

	2015	2014
Trade	$29,559	$24,757
Notes	1,297	2,037
Straight-line rent and recoveries	26,665	25,378
	$57,521	$52,172
Less: Allowance for doubtful accounts	(2,974)	(2,927)
	$54,547	$49,245

Note 7 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2015 and December 31, 2014 are summarized as follows:

	2015	2014
Leasing costs	$29,097	$27,454
Accumulated amortization	(10,702)	(10,659)
	$18,395	$16,795
In-place leases, net	8,525	11,765
Investment in SPG partnership units (Notes 2 and 17)	77,711	77,711
Deferred financing costs, net	22,693	15,815
Insurance deposit (Note 17)	14,346	13,059
Deposits	40,424	40,257
Prepaid expenses	6,622	5,496
Deferred tax asset, net	2,134	1,956
Other, net	7,324	5,581
	$198,174	$188,435

As of both December 31, 2015 and December 31, 2014, the Company had $37.0 million in restricted deposits related to its Asia investments.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable

Notes payable at December 31, 2015 and December 31, 2014 consist of the following:

	2015		2014		Stated Interest Rate		Maturity Date		Balance Due on Maturity	Facility Amount
Cherry Creek Shopping Center	$280,000		$280,000		5.24%		06/08/16		$280,000
City Creek Center	81,756	(1)	83,189	(1)	4.37%		08/01/23		68,575
El Paseo Village			15,932	(2)	4.42%
The Gardens on El Paseo	81,920	(3)	83,059	(3)	6.10%		06/11/16		81,480
Great Lakes Crossing Outlets	212,863		217,281		3.60%		01/06/23		177,038
The Mall at Green Hills	150,000		150,000		LIBOR+1.60%		12/01/18	(4)	150,000
International Market Place	92,169	(5)			LIBOR + 1.75%		08/14/18	(5)	92,169	$330,890
The Mall of San Juan	258,250	(6)	163,779	(6)	LIBOR + 2.00%		04/02/17	(6)	258,250	320,000
The Mall at Short Hills	1,000,000				3.48%		10/01/27		1,000,000
The Mall at Short Hills			540,000		5.47%
U.S. Headquarters Building	12,000				LIBOR + 1.40%	(7)	03/01/24		12,000
U.S. Headquarters Building			17,265	(8)	5.90%
$65M Revolving Credit Facility		(9)		(9)	LIBOR + 1.40%		04/30/16			65,000	(9)
$1.1B Revolving Credit Facility		(10) (11)		(10) (11)	LIBOR + 1.25%	(10)	02/28/19	(10)		1,100,000	(10)
$475M Unsecured Term Loan	475,000	(11) (12)	475,000	(11) (12)	LIBOR + 1.35%	(12)	02/28/19		475,000
	$2,643,958		$2,025,505

(1)
The Operating Partnership has provided a limited guarantee of the repayment of the City Creek Center loan, which could be triggered only upon a decline in center occupancy to a level that the Company believes is remote.

(2)
Balance includes purchase accounting premium adjustment of $0.1 million in 2014 for an above market interest rate upon acquisition of the center in December 2011. In October 2015, the Company paid off the mortgage note payable on El Paseo Village.

(3)
Balance includes purchase accounting premium adjustment of $0.4 million and $1.6 million in 2015 and 2014, respectively, for an above market interest rate upon acquisition of the center in December 2011.

(4)	Loan has a one-year extension option.

(5)
The Operating Partnership has provided an unconditional guaranty of 50% of the principal balance and all accrued but unpaid interest during the term of the loan. The principal guarantee may be reduced to 25% of the outstanding principal balance or terminated upon achievement of certain performance measures. Loan has two, one-year extension options.

(6)	The Operating Partnership has provided an unconditional guaranty of the principal balance and all accrued but unpaid interest during the term of the loan. Loan has two, one-year extension options.

(7)	Debt is swapped via a hedge at 2.09% plus a 1.40% credit spread for an effective rate of 3.49% until maturity.

(8)	Balance includes purchase accounting premium adjustment of $0.2 million for an above market interest rate upon acquisition of the building in February 2014 (Note 2).

(9)	The unused borrowing capacity at December 31, 2015 was $58.8 million, after considering $6.2 million of letters of credit outstanding on the facility.

(10)
TRG is the borrower under the $1.1 billion unsecured revolving credit facility with an accordion feature to increase the borrowing capacity to $1.5 billion, subject to certain conditions including having the borrowing capacity based on the unencumbered asset pool EBITDA and obtaining lender commitments. As of December 31, 2015, the Company cannot fully utilize the accordion feature unless additional assets are added to the unencumbered asset pool. The facility bears interest at a range of LIBOR plus 1.15% to LIBOR plus 1.70% and a facility fee of 0.20% to 0.30% based on the Company's total leverage ratio. The facility has a one-year extension option. The unused borrowing capacity at December 31, 2015 was $1.1 billion.

(11)
As of December 31, 2015, the entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under the $475 million unsecured term loan and the $1.1 billion unsecured revolving credit facility.

(12)
TRG is the borrower under the $475 million unsecured term loan with an accordion feature to increase the borrowing capacity to $600 million, subject to certain conditions including having the borrowing capacity based on the unencumbered asset pool EBITDA and obtaining lender commitments. As of December 31, 2015, the Company cannot fully utilize the accordion feature unless additional assets are added to the unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on the Company's total leverage ratio. From January 2014 until maturity, the LIBOR rate is swapped to a fixed rate of 1.65%, resulting in an effective rate in the range of 3.00% to 3.55% (Note 10).

Notes payable are collateralized by properties with a net book value of $1.8 billion at December 31, 2015.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on notes payable as of December 31, 2015:

2016	$367,527
2017	264,566	(1)
2018	248,731	(2)
2019	481,820
2020	7,058
Thereafter	1,273,816
Total principal maturities	$2,643,518
Net unamortized debt premiums	440
Total notes payable	$2,643,958

(1)	Includes $258.3 million with two, one-year extension options.

(2)	Includes $92.2 million with two, one-year extension options and $150.0 million with a one-year extension option.

2016 Maturities

The $65.0 million revolving credit facility is scheduled to mature in April 2016. The Company intends to extend the line of credit for one year upon maturity.

In the second quarter of 2016, the Company expects to complete a refinancing of the loan at Cherry Creek Shopping Center prior to or upon maturity. The existing $280.0 million, 5.24% fixed rate loan is scheduled to mature in June 2016. Also, in the second quarter of 2016, the Company expects to pay off the loan on The Gardens on El Paseo at the earliest prepayment date without penalty. The existing $81.9 million, 6.10% fixed rate loan on The Gardens on El Paseo is scheduled to mature in June 2016.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center, The Mall of San Juan, and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2015, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of December 31, 2015. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of 50% of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction financing facility as of December 31, 2015 was $92.2 million. Accrued but unpaid interest as of December 31, 2015 was $0.1 million. The principal guaranty may be reduced to 25% of the outstanding principal balance upon stabilization and achievement of certain performance measures. The principal guaranty may be released upon achievement of further restrictive performance measures. The Company believes the likelihood of a payment under the guarantees to be remote.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the construction loan principal balance and 50% of all accrued but unpaid interest during the term of the loan. The maximum amount of the construction facility is $225 million. The outstanding balance of the Mall at University Town Center construction financing facility as of December 31, 2015 was $220.7 million. Accrued but unpaid interest as of December 31, 2015 was $0.4 million. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. The Company believes the likelihood of a payment under the guarantee to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The maximum amount of the construction facility is $320 million. The outstanding balance of The Mall of San Juan construction financing facility as of December 31, 2015 was $258.3 million. Accrued but unpaid interest as of December 31, 2015 was $0.3 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of December 31, 2015, the interest rate swap was in a liability position of $1.8 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of December 31, 2015 and December 31, 2014, the Company's cash balances restricted for these uses were $6.4 million and $37.5 million, respectively. As of December 31, 2015, $4.8 million of the $6.4 million of restricted cash was required under a certain debt agreement to be in escrow for a major construction project.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interests in Cherry Creek Shopping Center (50%), International Market Place (6.5%), and The Mall of San Juan (20% prior to April 2015, and subsequently 5%), as well as the noncontrolling interests in The Mall at Wellington Green (10%) and MacArthur Center (5%) through the disposition of the centers in October 2014 (Note 2).

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
December 31, 2015	$2,643,958		$2,098,776		$2,485,055	$1,121,469
December 31, 2014	2,025,505		1,989,546		1,852,749	1,085,991

Capitalized interest:
Year Ended December 31, 2015	$31,112	(1)	$792	(2)	$30,130	$543	(2)
Year Ended December 31, 2014	27,255	(1)	3,121		26,227	1,578

Interest expense:
Year Ended December 31, 2015	$63,041		$85,198		$56,076	$45,564
Year Ended December 31, 2014	90,803		74,806		82,702	40,416

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

(2)
Capitalized interest on the Asia Unconsolidated Joint Venture construction loans is presented at the Company's beneficial interest in both the Unconsolidated Joint Ventures (at 100%) and Unconsolidated Joint Ventures (at Beneficial Interest) columns.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. The Asia President is entitled to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with a 10% ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership will have a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment will accrue an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). The Taubman Asia operating agreement provides that so long as the Taubman Asia President is employed by Taubman Asia on April 1, 2016, then during the month ended April 30, 2016, he will have the right to exercise an option to put up to 40% of his ownership interest for cash in December 2016 at a valuation determined as of October 31, 2016. In addition, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest, with a carrying value of zero at both December 31, 2015 and December 31, 2014. Any adjustments to the redemption value are recorded through equity.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both December 31, 2015 and December 31, 2014. Any adjustments to the redemption value are recorded through equity.

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of December 31, 2015 and December 31, 2014 included the following:

	2015	2014
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(23,569)	$(14,796)
Noncontrolling interests in partnership equity of TRG	31,573	116,376
	$8,004	$101,580

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the years ended December 31, 2015, 2014, and 2013 included the following:

	2015	2014	2013
Net income attributable to non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$11,222	$34,239	$10,344
Noncontrolling share of income of TRG	47,208	350,870	46,434
	$58,430	$385,109	$56,778

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners	$109,020	$863,857	$109,908
Transfers (to) from the noncontrolling interest:
Increase in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	69,521	83	15,129
Decrease in Taubman Centers, Inc.’s paid-in capital related to the acquisition of additional ownership interest in an outlet joint venture			(1,050)
Net transfers (to) from noncontrolling interests	69,521	83	14,079
Change from net income attributable to Taubman Centers, Inc. and transfers from noncontrolling interests	$178,541	$863,940	$123,987

(1)
In 2015, 2014, and 2013, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 13), issuances of stock pursuant to the continuing offer (Note 15), redemption of the outlet joint venture partner's interest in 2013, and stock repurchases (Note 14).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2015, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $530 million at December 31, 2015, compared to a book value of $(23.6) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of December 31, 2015, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	134,698	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	134,698	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	172,180	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed KRW cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

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

(5)
The notional amount on this swap is equal to the outstanding principal balance of the U.S. dollar construction loan for Hanam Union Square. There is a cross-currency interest rate swap to fix the interest rate on the loan and swap the related principal and interest payments from U.S. dollars to Korean Won in order to reduce the impact of fluctuations in interest rates and exchange rates on the cash flows of the joint venture. The currency swap exchange rate is 1,162.0.

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

The Company expects that approximately $7.9 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2015, 2014, and 2013. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2015, the Company had $0.3 million of hedge ineffectiveness expense related to the swaps used to hedge the TRG term loan which was recorded in Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. In addition, during the year ended December 31, 2015, the Company recorded a loss of $0.2 million in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income related to the Hanam Union Square swap prior to its hedge inception in September 2015 and an immaterial amount of hedge ineffectiveness after hedge inception. During the year ended December 31, 2014, the Company had an immaterial amount of hedge ineffectiveness related to the swap on MacArthur Center (prior to discontinuation of hedge accounting (Note 2)) recorded as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. For the year ended December 31, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2015	2014	2013		2015	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiary (1)				Nonoperating Income (Expense) (1)		$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$(1,730)	$(7,362)	$9,990	Interest Expense (1)	$(7,211)	(8,663)	$(3,221)
Interest rate contracts – UJVs	71	893	5,083	Equity in Income of UJVs	(4,489)	(3,186)	(3,080)
Cross-currency interest rate swap – UJV	12			Equity in Income of UJVs	(321)
Total derivatives in cash flow hedging relationships	$(1,647)	$(6,469)	$15,073		$(12,021)	$(16,729)	$(6,301)

Realized losses on settled cash flow hedges:
Interest rate contracts – consolidated subsidiary				Interest Expense			$(605)
Total realized losses on settled cash flow hedges					$—	$—	$(605)
(1) Includes the MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2015 and 2014.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2015	December 31 2014
Derivatives designated as hedging instruments:
Asset derivative:
Interest rate contract - UJV	Investment in UJVs		$109
Total assets designated as hedging instruments		$—	$109

Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(6,077)	$(4,044)
Interest rate contracts – UJVs	Investment in UJVs	(4,974)	(5,154)
Cross-currency and interest rate swap - UJV	Investment in UJVs	(11)
Total liabilities designated as hedging instruments		$(11,062)	$(9,198)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of recourse indebtedness on the Company or the Operating Partnership's indebtedness. As of December 31, 2015, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of December 31, 2015 and 2014, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $11.1 million and $9.2 million, respectively. As of December 31, 2015 and 2014, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 8 regarding guarantees and Note 17 for fair value information on derivatives.

MacArthur Center Swap in Connection with Starwood Disposition

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

In June 2014, in connection with entering into the Starwood Purchase and Sale Agreement, the Company discontinued hedge accounting on the MacArthur Center swap and accelerated the reclassification of amounts in Accumulated Other Comprehensive Income (Loss) (AOCI) to earnings as a result of it becoming probable that the center's debt would be early extinguished and the hedged interest payments would not occur. The accelerated amount was a loss of $4.9 million recorded as a component of Nonoperating Expense on the Consolidated Statement of Operations and Comprehensive Income. The Company also recorded a loss of $2.9 million to Nonoperating Income (Expense) for the year ended December 31, 2014 for changes in the fair value of this swap subsequent to the June 2014 discontinuation of hedge accounting. In October 2014, this swap was terminated and the debt was paid off with the proceeds from the sale to Starwood (Note 2). As of December 31, 2015 and December 31, 2014, the Company does not have any derivatives not designated as hedging instruments.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2015 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2016	$310,376
2017	284,829
2018	261,734
2019	235,118
2020	202,877
Thereafter	599,205

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2104. In addition, one center has an option to extend the term for three 10-year periods and another center has the option to extend the lease term for one additional 10-year period. Ground rent expense is recognized on a straight-line basis over the lease terms.

The Company also leases certain of its office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2020.

Rental expense on a straight-line basis under operating leases was $15.4 million in 2015, $12.6 million in 2014, and $13.4 million in 2013. Included in these amounts are related party office rental expense of $0.2 million in 2014 and $2.5 million in 2013. The amounts were incurred prior to the Company's purchase of the U.S. headquarters building in February 2014 (Note 2), which was previously rented from an affiliate of the Taubman family. Contingent rent expense under operating leases was $1.7 million in 2014 and $1.4 million in 2013. There was no contingent rent expense under operating leases in 2015. Payables representing straight-line rent adjustments under lease agreements were $52.6 million and $44.8 million, as of December 31, 2015, and 2014, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2016	$11,716
2017	13,253
2018	13,215
2019	12,752
2020	12,036
Thereafter	746,235

The Company owns the retail space subject to a long-term participating lease at City Creek Center, a mixed-use project in Salt Lake City, Utah. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church is the participating lessor. The Company owns 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase the Company’s interest at fair value at various points in time over the term of the lease. In addition to the minimum rent included in the table above, the Company pays contingent rent based on the performance of the center.

International Market Place, a regional mall redevelopment project located in Waikiki, Honolulu, Hawaii, is scheduled to open in August 2016. The project is subject to a long-term participating ground lease. In addition to minimum rent included in the table above, the Company will pay contingent rent based on the performance of the center.

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

The A. Alfred Taubman Restated Revocable Trust (the Revocable Trust) and certain of the Revocable Trust's affiliates receive various management services from the Manager. For such services, the Revocable Trust and affiliates paid the Manager approximately $2.9 million in both 2015 and 2014, and $3.1 million in 2013. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

Other related party transactions are described in Notes 5, 13, and 15.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $12.1 million, $17.1 million, and $12.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, a reversal of $2.0 million of prior period share-based compensation expense was recognized upon the announcement of an executive management transition as a reduction of General and Administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Income. Compensation cost capitalized as part of properties and deferred leasing costs was $2.3 million, $2.0 million, and $1.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification of Grants for Special Dividend

In December 2014, the Company paid a special dividend of $4.75 per share of common stock to all shareholders of record as of the close of business on December 15, 2014. In connection with this special dividend, the Board of Directors approved award adjustments to all outstanding Performance Share Units (PSU) and Restricted Share Units (RSU) grants and to options that had not been exercised prior to the ex-dividend date for the special dividend to ensure that the holders were in a neutral economic position after giving effect to the payment of the special dividend.
The number of units subject to each such PSU and RSU grant was increased and for option holders, the exercise price was decreased, so that each grant or option had the same intrinsic value to the holder before and after giving effect to the payment of the special dividend.
The total additional compensation related to the award adjustments was approximately $4.5 million, which is being recognized over the remaining vesting periods, if any, of the grants. Amounts relating to vested options were recognized immediately.
Options

Options are granted to purchase units of limited partnership interest in the Operating Partnership, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 15). The options have ten-year contractual terms.

A summary of option activity for the years ended December 31, 2015, 2014, and 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2013	689,802	$42.50	3.8	$24.74	-	$55.90
Exercised	(126,366)	36.67
Outstanding at December 31, 2013	563,436	$43.81	2.6	$31.31	-	$55.90
Exercised	(42,143)	42.16
Outstanding at December 31, 2014	521,293	$39.20	1.6	$26.56	-	$51.15	(1)
Exercised	(228,750)	29.72
Outstanding at December 31, 2015	292,543	$46.60	1.4	$35.50	-	$51.15

Fully vested options at December 31, 2015	292,543	$46.60	1.4

(1) Range of exercise prices as of December 31, 2014 reflects adjustments to the exercise price as a result of the grant modification in December 2014.

As of December 31, 2015 and 2014, all options outstanding were fully vested and there was no unrecognized compensation cost related to options.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $8.8 million as of December 31, 2015.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $10.0 million, $1.4 million, and $4.8 million, respectively. Cash received from option exercises for the years ended December 31, 2015, 2014, and 2013 was $6.8 million, $1.8 million, and $4.6 million, respectively.

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
Performance Share Units

In 2015, 2014, and 2013 the Company granted PSU under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The 2015 PSU grant includes a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date. No dividends accumulate during the vesting period for the 2014 and 2013 grants. The vesting date is March 2018, March 2017, and March 2016, for the 2015, 2014, and 2013 grants, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

The Company estimated the value of the PSU granted in 2015, 2014, and 2013 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date (less the present value of the expected dividends during the vesting periods for 2013 and 2014 grants), historical returns of the Company and the peer group of companies, and risk-free interest rates and measurement periods existing at the grant dates. Specific assumptions and the valuation results are shown below.

	PSU Grant Dates
	2015	2014	2013

Risk-free interest rate	1.12%	0.70%	0.30% to 0.40%
Measurement period	3 years	3 years	3 years
Weighted average grant-date fair value	$112.30	$93.07	$103.37

In 2013 and 2012, the Company also granted additional PSU under the 2008 Omnibus Plan that represent the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-400% of the PSU based on the Company’s market performance relative to that of a peer group. The units vest in March 2017, if continuous service has been provided, or upon certain other events (such as death or disability) if earlier. No dividends accumulate during the vesting period.

The Company estimated the value of the additional PSU granted in 2013 and 2012 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date less the present value of the expected dividends during the vesting periods, historical returns of the Company and the peer group of companies, and risk-free interest rates and measurement periods existing at the grant dates. Specific assumptions and the valuation results are shown below.

	Additional PSU Grant Dates
	2013	2012

Risk-free interest rate	0.46% to 0.62%	0.70% to 0.90%
Measurement period	4 years	5 years
Weighted average grant-date fair value	$171.05	$189.23

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of PSU activity for the years ended December 31, 2015, 2014, and 2013 is presented below:

	Number of Performance Stock Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	$262,740		$122.52
Granted (three-year vesting)	42,178		103.37
Granted (four-year vesting)	15,444		171.05
Forfeited	(12,240)		140.49
Vested	(73,259)	(1)	65.29
Outstanding at December 31, 2013	$234,863		$139.18
Granted	49,157		93.07
Forfeited	(771)		160.09
Vested	(43,858)	(1)	85.40
Special dividend adjustment (2)	15,260		57.00
Outstanding at December 31, 2014	$254,651		$132.86
Granted	50,256		112.30
Forfeited	(5,854)		174.95
Vested	(43,575)	(1)	97.44
Outstanding at December 31, 2015	$255,478		$134.52

(1) Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2015, 2014, and 2013 equaled 0%, 172%, and 300%, respectively, of the number of PSU awards vested in the table above.
(2) Represents an adjustment made to the PSU as a result of the grant modification in December 2014.

The total intrinsic value of PSU vested during the years ended December 31, 2015, 2014, and 2013 was zero, $5.3 million, and $16.9 million, respectively.

None of the PSU outstanding at December 31, 2015 were vested. As of December 31, 2015, there was $8.4 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.54 years.

Restricted Share Units

In 2015, 2014, and 2013, RSU were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The 2015 grants also receive a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date, while no dividends accumulate during the vesting period for the 2014 and 2013 grants. The vesting date is March 2018, March 2017, and March 2016 for the 2015, 2014, and 2013 grants, respectively, if continuous service has been provided through that period, or upon retirement or certain other events (such as death or disability) if earlier.
The Company estimated the values of the RSU granted in 2015 using the Company’s common stock price at the grant date. The Company’s valuation was a grant-date fair value of $74.36 per RSU granted during 2015. The Company estimated the value of the RSU granted in 2014 and 2013 using the Company’s common stock at the grant dates deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.70% and 0.30% to 0.49% for the 2014 and 2013 grants, respectively. The result of the Company’s valuations was a weighted average grant-date fair value of $63.95 per RSU granted during 2014 and $71.67 per RSU granted during 2013.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2013, the Company also granted a limited number of additional RSU that represent the right to receive upon vesting one share of the Company’s common stock. The units had staggered vesting dates from March 2014 to March 2015, if continuous service had been provided through those periods, or upon retirement or certain other events (such as death or disability) if earlier. No dividends accumulated during the vesting periods. The Company estimated the value of these additional RSU using the Company's common stock price at the grant date deducting the present value of expected dividends during the vesting periods using a risk-free interest rate of 0.10% to 0.19%. The result of the Company's valuation was a weighted average grant-date fair value of $81.38 per RSU.

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
A summary of RSU activity for the years ended December 31, 2015, 2014, and 2013 is presented below:

	Number of Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2013	$322,305	$48.19
Granted (three-year vesting)	92,103	71.67
Granted (staggered vesting)	5,197	81.38
Forfeited	(11,678)	57.60
Vested	(138,028)	37.03
Outstanding at December 31, 2013	$269,899	$62.00
Granted (three-year vesting)	106,540	63.95
Granted (staggered vesting)	8,505	66.19
Forfeited	(4,843)	65.44
Vested	(104,302)	51.96
Special dividend adjustment (1)	17,852	72.27
Outstanding at December 31, 2014	$293,651	$67.00
Granted	100,682	74.36
Forfeited	(14,542)	69.87
Vested	(96,438)	65.60
Outstanding at December 31, 2015	$283,353	$69.93
.
(1) Represents an adjustment made to the RSU as a result of the grant modification in December 2014.

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.00% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2015, 2014, and 2013 was $7.0 million, $7.4 million, and $10.6 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the RSU outstanding at December 31, 2015 were vested. As of December 31, 2015, there was $6.3 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.80 years.

Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan provides a quarterly grant to each non-employee director of the Company shares of the Company's common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $125,000 in 2015 and $120,000 in 2014 and 2013. As of December 31, 2015, 14,502 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, including special dividends, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the Company’s common stock on the business day immediately before the record date of the applicable dividend payment. There were 128,696 restricted stock units outstanding under the DCP at December 31, 2015.

Other Employee Plan

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2012 (the Plan). The Company believes the Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $2.9 million in 2015, $3.3 million in 2014, and $3.2 million in 2013.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Common and Preferred Stock and Equity of TRG

Common Stock

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. As of December 31, 2015, the Company cumulatively repurchased 4,247,867 shares of its common stock at an average price of $71.79 per share for a total of $304.9 million under the authorization. As of December 31, 2015, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, one of the Company’s Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

Preferred Stock

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2015, 2014, and 2013, 72,061 shares, 35,500 shares, and 176,630 shares of Series B Preferred Stock, respectively, were converted to four shares, one share, and 10 shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in the Operating Partnership in 1992, the Company entered into an agreement (as later amended and restated, the Cash Tender Agreement) with A. Alfred Taubman, as trustee of the A. Alfred Taubman Restated Revocable Trust (the Revocable Trust) and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in the Operating Partnership, whereby each of the revocable trust and TVG has the right to tender to the Company partnership units in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender. TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the person making a tender, partnership units in the Operating Partnership held by members of A. Alfred Taubman’s family and partnership units held by entities in which his family members hold interests may be included in such a tender. Upon the death of A. Alfred Taubman in April 2015, the successor trustees of the trust (Robert S. Taubman, William S. Taubman and Gayle Taubman Kalisman) act on behalf of the trust.

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

Based on a market value at December 31, 2015 of $76.72 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.9 billion. The purchase of these interests at December 31, 2015 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

	Year Ended December 31
	2015	2014	2013
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$109,020	$863,857	$109,908
Impact of additional ownership of TRG	398	10,933	497
Diluted	$109,418	$874,790	$110,405

Shares (Denominator) – basic	61,389,113	63,267,800	63,591,523
Effect of dilutive securities	772,221	1,653,264	983,889
Shares (Denominator) – diluted	62,161,334	64,921,064	64,575,412

Earnings per common share - basic	$1.78	$13.65	$1.73
Earnings per common share - diluted	$1.76	$13.47	$1.71

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

	Year Ended December 31
	2015	2014	2013
Weighted average noncontrolling partnership units outstanding	4,029,934	4,351,727	4,428,624
Unissued partnership units under unit option deferral elections	871,262		871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2015 Using		Fair Value Measurements as of December 31, 2014 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$14,346		$13,059
Total assets	$14,346	$—	$13,059	$—

Derivative interest rate contracts (Note 10)		$(6,077)		$(4,044)
Total liabilities		$(6,077)		$(4,044)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of December 31, 2015, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership (Note 2). The fair value of the partnership units, which is derived from SPG's common stock price and therefore falls into Level 2 of the fair value hierarchy, was $114.7 million at December 31, 2015 and $105.2 million at December 31, 2014. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at both December 31, 2015 and December 31, 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2015 and 2014, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed from acquisitions, an additional 1.00% and 0.75% credit spread was added to the discount rate at December 31, 2015 and December 31, 2014, respectively, to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2015 or 2014. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at December 31, 2015 and 2014 were as follows:

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,643,958	$2,609,582	$2,025,505	$2,056,474

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2015 by $106.1 million or 4.1%.

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

See Note 10 regarding additional information on derivatives.

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2015, 2014, and 2013, net of amounts capitalized of $31.1 million, $27.3 million, and $16.4 million, respectively, was $57.6 million, $88.5 million, and $128.2 million, respectively. In 2015 and 2014, $2.6 million and $11.9 million of income taxes were paid, respectively. Income tax payments in 2013 were immaterial. The following non-cash investing and financing activities occurred during 2015, 2014, and 2013.

	2015	2014	2013
Recapitalization of The Mall of San Juan joint venture (Note 2)	$9,296
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)		$77,711
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)		91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)		18,215
Issuance of a note receivable in connection with the sale of peripheral land			$7,411
Other non-cash additions to properties	104,494	24,315	14,030

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Accumulated Other Comprehensive Income

Changes in the balance of each component of Accumulated Other Comprehensive Income (AOCI) for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2013	$1,888	$(23,952)	$(22,064)	$756	$1,739	$2,495
Other comprehensive income before reclassifications	3,150	6,117	9,267	1,257	2,700	3,957
Amounts reclassified from AOCI		3,875	3,875		1,708	1,708
Net current period other comprehensive income	3,150	9,992	13,142	1,257	4,408	5,665
Adjustments due to changes in ownership	2	6	8	(2)	(6)	(8)
December 31, 2013	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income (loss) before reclassifications	(5,148)	(12,783)	(17,931)	(2,045)	(5,221)	(7,266)
Amounts reclassified from AOCI		11,747	11,747		4,982	4,982
Net current period other comprehensive income (loss)	(5,148)	(1,036)	(6,184)	(2,045)	(239)	(2,284)
Adjustments due to changes in ownership	7	23	30	(7)	(23)	(30)
December 31, 2014	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838
Other comprehensive income (loss) before reclassifications	(10,790)	(9,653)	(20,443)	(4,489)	(4,015)	(8,504)
Amounts reclassified from AOCI		8,489	8,489		3,532	3,532
Net current period other comprehensive income (loss)	(10,790)	(1,164)	(11,954)	(4,489)	(483)	(4,972)
Adjustments due to changes in ownership	1	(199)	(198)	(1)	199	198
December 31, 2015	$(10,890)	$(16,330)	$(27,220)	$(4,531)	$5,595	$1,064

The following table presents reclassifications out of AOCI for the year ended December 31, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$7,211	Interest Expense
Realized loss on interest rate contracts - UJVs	4,489	Equity in Income in UJVs
Realized loss on cross-currency interest rate contract - UJV	321	Equity in Income in UJVs
Total reclassifications for the period	$12,021

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the year ended December 31, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Discontinuation of hedge accounting - consolidated subsidiary	$4,880	Nonoperating Income (Expense)
Realized loss on interest rate contracts - consolidated subsidiaries	8,663	Interest Expense
Realized loss on interest rate contracts - UJVs	3,186	Equity in Income of UJVs
Total reclassifications for the period	$16,729

The following table presents reclassifications out of AOCI for the year ended December 31, 2013:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
(Gains)/losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$3,826	Interest Expense
Realized loss on interest rate contracts - UJVs	3,080	Equity in Income of UJVs
Realized gain on sale of securities	(1,323)	Nonoperating Income (Expense)
Total reclassifications for the period	$5,583

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2015 and 2014:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$128,989	$131,973	$139,983	$156,227
Equity in income of Unconsolidated Joint Ventures	17,075	14,004	15,219	9,928
Net income	51,000	42,333	52,629	46,595
Net income attributable to TCO common shareowners	29,622	23,230	30,422	25,746
Earnings per common share – basic	$0.47	$0.38	$0.50	$0.43
Earnings per common share – diluted	$0.47	$0.37	$0.50	$0.42

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$174,778	$169,985	$176,044	$158,322
Equity in income of Unconsolidated Joint Ventures	12,068	14,675	14,479	20,780
Net income	526,157	39,054	56,637	656,274
Net income attributable to TCO common shareowners	369,125	21,344	33,682	439,706
Earnings per common share – basic	$5.84	$0.34	$0.53	$6.94
Earnings per common share – diluted	$5.74	$0.33	$0.53	$6.86

During the fourth quarter of 2015, an impairment charge of $11.8 million was recognized, which represents previously capitalized costs related to the pre-development of the Miami Worldcenter enclosed mall project. The impairment charge was recorded within Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 21 - New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue from Contracts with Customers." This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on the Company's financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities. The Company has evaluated the application of this ASU and concluded that the effect of the ASU on the Company's consolidated financial statements will not be material upon its adoption on January 1, 2016.
In January 2016, the FASB issued ASU No. 2016-01,”Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amongst its changes, ASU No. 2016-01 requires an entity to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. ASU No. 2016-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating application of this ASU and its effect on the Company’s financial position and results of operations.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2015, 2014, and 2013
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year Ended December 31, 2015
Allowance for doubtful receivables	$2,927	$1,994		$(1,947)			$2,974
Year Ended December 31, 2014
Allowance for doubtful receivables	$1,934	$2,900		$(1,145)	$(762)	(1)	$2,927
Year Ended December 31, 2013
Allowance for doubtful receivables	$3,424	$489		$(1,979)			$1,934

(1)	Amount represents balances associated with portfolio of seven centers sold to Starwood that were sold in the fourth quarter of 2014.

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances		Year Opened / Expanded	Year Acquired	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$209,093	$97,215		$306,308	$306,308		$178,118	$128,190			1982		40 years
Cherry Creek Shopping Center Denver, CO		99,087	201,697		300,784	300,784		146,871	153,913	$280,000		1990 / 1998 / 2015		40 years
City Creek Shopping Center Salt Lake City, UT		75,229	1,410		76,639	76,639		10,166	66,473	81,756		2012		30 years
Dolphin Mall, Miami, FL	$34,881	222,301	128,586	$34,881	350,887	385,768		108,844	276,924			2001 / 2007 / 2015		50 years
The Gardens on El Paseo/ El Paseo Village Palm Desert, CA	23,500	131,858	6,388	23,500	138,246	161,746		15,999	145,747	81,920	(1)	1998 / 2010	2011	40 Years / 48 Years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773	44,133	15,506	232,906	248,412		123,108	125,304	212,863		1998		50 years
The Mall at Green Hills Nashville, TN	48,551	332,261	32,808	48,551	365,069	413,620		42,437	371,183	150,000		1955 / 2011	2011	40 years
The Mall of San Juan San Juan, PR	17,617	496,645		17,617	496,645	514,262		14,081	500,181	258,250		2015		50 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	170,626	25,114	338,221	363,335		185,033	178,302	1,000,000		1980 / 1994 / 1995 / 2011		40 years
Taubman Prestige Outlets Chesterfield Chesterfield, MO	16,079	108,934	3,988	16,079	112,922	129,001		12,677	116,324			2013		50 years
Twelve Oaks Mall Novi, MI	25,410	190,455	91,686	25,410	282,141	307,551		153,518	154,033			1977 / 1978 / 2007 / 2008		50 years
Other:

Office Facilities	5,123	12,519	34,419	5,123	46,938	52,061		29,354	22,707	12,000			2014	35 years
Peripheral Land	28,120			28,120		28,120			28,120
Construction in Process and Development - pre-construction costs	6,920	119,780	235,307	6,920	355,087	362,007			362,007	92,169
Assets under CDD Obligations	3,969	58,512		3,969	58,512	62,481		31,054	31,427
Other		1,120			1,120	1,120		767	353
Total	$250,790	$2,414,162	$1,048,263	$250,790	$3,462,425	$3,713,215	(2)	$1,052,027	$2,661,188

Schedule III

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2015, 2014, and 2013 are as follows:

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

	Total Real Estate Assets					Accumulated Depreciation
	2015	2014		2013		2015	2014		2013
Balance, beginning of year	$3,262,505	$4,485,090		$4,246,000	Balance, beginning of year	$(970,045)	$(1,516,982)		$(1,395,876)
Acquisitions		17,642	(3)		Depreciation	(98,846)	(110,129)		(142,458)
New development and improvements	466,307	448,462		280,972	Disposals/Write-offs	16,864	530,916	(4)	21,352
Disposals/Write-offs	(15,597)	(1,308,529)	(4)	(35,964)	Transfers (In)/Out		126,150	(5)
Transfers In/(Out)		(380,160)	(5)	(5,918)	Balance, end of year	$(1,052,027)	$(970,045)		$(1,516,982)
Balance, end of year	$3,713,215	$3,262,505		$4,485,090

(1)	Balance includes a purchase accounting premium of $0.4 million for the mortgage note on The Gardens on El Paseo.

(2)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2015 was $3.521 billion.

(3)	Primarily represents the book value of the Company's acquisition of the U.S. Headquarters building in February 2014 (Note 2).

(4)	Primarily represents the book balances of the Sale Centers that were sold to Starwood in the fourth quarter of 2014 (Note 2).

(5)
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

TAUBMAN CENTERS, INC.
Date:	February 23, 2016	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 23, 2016
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Lisa A. Payne	Vice Chairman,	February 23, 2016
Lisa A. Payne	and Director

/s/ Simon J. Leopold	Chief Financial Officer	February 23, 2016
Simon J. Leopold	(Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 23, 2016
William S. Taubman	and Director

/s/ David A. Wolff	Vice President, and	February 23, 2016
David A. Wolff	Chief Accounting Officer

/s/ Graham Allison	Director	February 23, 2016
Graham Allison

/s/ Jerome A. Chazen	Director	February 23, 2016
Jerome A. Chazen

/s/ Craig M. Hatkoff	Director	February 23, 2016
Craig M. Hatkoff

/s/ Peter Karmanos, Jr.	Director	February 23, 2016
Peter Karmanos, Jr.

/s/ William U. Parfet	Director	February 23, 2016
William U. Parfet

/s/ Ronald W. Tysoe	Director	February 23, 2016
Ronald W. Tysoe

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
2.3	Purchase and Sale Agreement, dated June 17, 2014, by and among the Parties listed in Exhibit A (Sellers) and SRP TM Holdings, L.P. (Purchaser).	8-K		2.1	June 18, 2014
2.4	Purchase and Sale Agreement, dated June 17, 2014, by and among Partridge Creek Fashion Park LLC and Purchaser.	8-K		2.2	June 18, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Mortgage, Security Agreement and Fixture Filing, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.1	September 17, 2015
4.2	Promissory Note A-1, dated September 15, 2015, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	September 17, 2015
4.3	Promissory Note A-2, dated September 15, 2015, by Short Hills Associates L.L.C. to New York Life Insurance Company.	8-K		4.3	September 17, 2015
4.4	Promissory Note A-3, dated September 15, 2015, by Short Hills Associates L.L.C. to Pacific Life Insurance Company.	8-K		4.4	September 17, 2015
4.5	Assignment of Leases, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.5	September 17, 2015
4.6	Guaranty Agreement, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8.K		4.6	September 17, 2015
4.7	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.7.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.8	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.1	October 20, 2014
4.9	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.9.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014
4.10	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.10.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	October 20, 2014
4.11	Amended and Restated Mortgage, Security Agreement and Fixture Filing, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.1	November 9, 2011
4.11.1	Assignment of Leases, dated as of November 4, 2011, by Tampa Westshore Associates Limited Partnership (Assignor), a Delaware limited partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.2	November 9, 2011
4.11.2	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.12	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.13	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
4.14	Building Loan Agreement, dated August 14, 2015, between TRG IMP LLC and PNC Bank, National Association, as Administrative Agent, and the various lenders on the signature pages thereto.	8-K		4.1	August 20, 2015
4.15	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement, dated August 14, 2015, by TRG IMP LLC, for the benefit of PNC Bank, National Association, as Administrative Agent, and the various lenders.	8-K		4.2	August 20, 2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.16	Completion Guaranty, dated August 14, 2015, by The Taubman Realty Group Limited Partnership in favor of PNC Bank, National Association, as Administrative Agent, and the various lenders.	8-K		4.3	August 20, 2015
4.17	Partial Repayment and Limited Guaranty, dated August 14, 2015, by The Taubman Realty Group Limited Partnership in favor of PNC Bank, National Association, as Administrative Agent, and the various lenders.	8-K		4.4	August 20, 2015
4.18	Form of Promissory Note Secured by Mortgage, dated August 14, 2015, by TRG IMP LLC to various lenders.	8-K		4.5	August 20, 2015
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	Fifth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2014	10.1.5
*10.1.6	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
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
		10-K	December 31, 2008	10(o)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.6.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
*10.9	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2015.	10-K	December 31, 2014	10.12.1
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.15.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	10-K	December 31, 2014	10.15.5
*10.15.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-K	December 31, 2014	10.15.6
*10.16	Amended and Restated Employment Agreement dated April 30, 2014 between Taubman Asia Management Limited and René Tremblay.	8-K		10.2	May 5, 2014
*10.17	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.	10-K	December 31, 2013	10.21
*10.17.1	Amendment to Change of Control Employment Agreement, dated March 17, 2014, by and among Taubman Centers Inc., The Taubman Realty Group Limited Partnership, and David Joseph.	8-K		10.1	March 20, 2014
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Debt Maturity Schedule.					X
99.2	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
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