Form 10-Q
period 2016-03-31
TAUBMAN CENTERS INC
filed 2016-05-03
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016
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

☐ Yes ☒ No

As of May 2, 2016, there were outstanding 60,344,194 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31 2016	December 31 2015
Assets:
Properties	$3,783,129	$3,713,215
Accumulated depreciation and amortization	(1,078,497)	(1,052,027)
	$2,704,632	$2,661,188
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	595,902	433,911
Cash and cash equivalents	172,918	206,635
Restricted cash (Note 5)	3,527	6,447
Accounts and notes receivable, less allowance for doubtful accounts of $5,006 and $2,974 in 2016 and 2015	52,184	54,547
Accounts receivable from related parties	2,427	2,478
Deferred charges and other assets (Note 1)	197,791	181,304
Total Assets	$3,729,381	$3,546,510

Liabilities:
Notes payable, net (Notes 1 and 5)	$2,843,155	$2,627,088
Accounts payable and accrued liabilities	309,523	334,525
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	468,240	464,086
	$3,620,918	$3,425,699
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Redeemable noncontrolling interest (Note 7)	$13,041

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,044,939 shares issued and outstanding at both March 31, 2016 and December 31, 2015	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both March 31, 2016 and December 31, 2015

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both March 31, 2016 and December 31, 2015

Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,342,914 and 60,233,561 shares issued and outstanding at March 31, 2016 and December 31, 2015	603	602
Additional paid-in capital	646,964	652,146
Accumulated other comprehensive income (loss) (Note 13)	(29,255)	(27,220)
Dividends in excess of net income	(524,240)	(512,746)
	$94,097	$112,807
Noncontrolling interests (Note 7)	1,325	8,004
	$95,422	$120,811
Total Liabilities and Equity	$3,729,381	$3,546,510

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2016	2015
Revenues:
Minimum rents	$81,977	$74,567
Percentage rents	2,772	2,930
Expense recoveries	47,760	43,912
Management, leasing, and development services	1,728	2,957
Other	5,218	4,623
	$139,455	$128,989
Expenses:
Maintenance, taxes, utilities, and promotion	$34,938	$31,633
Other operating	18,708	13,218
Management, leasing, and development services	872	1,130
General and administrative	11,380	11,925
Interest expense	19,128	13,525
Depreciation and amortization	29,746	24,041
	$114,772	$95,472
Nonoperating income, net	1,470	1,246
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$26,153	$34,763
Income tax expense (Note 3)	(302)	(838)
Equity in income of Unconsolidated Joint Ventures (Note 4)	18,478	17,075
Net income	$44,329	$51,000
Net income attributable to noncontrolling interests (Note 7)	(13,420)	(15,102)
Net income attributable to Taubman Centers, Inc.	$30,909	$35,898
Distributions to participating securities of TRG (Note 9)	(512)	(492)
Preferred stock dividends	(5,784)	(5,784)
Net income attributable to Taubman Centers, Inc. common shareowners	$24,613	$29,622

Net income	$44,329	$51,000
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other	(11,860)	(9,389)
Cumulative translation adjustment	5,942	(1,917)
Reclassification adjustment for amounts recognized in net income	3,037	2,893
	$(2,881)	$(8,413)
Comprehensive income	$41,448	$42,587
Comprehensive income attributable to noncontrolling interests	(12,575)	(12,690)
Comprehensive income attributable to Taubman Centers, Inc.	$28,873	$29,897

Basic earnings per common share (Note 11)	$0.41	$0.47

Diluted earnings per common share (Note 11)	$0.41	$0.47

Cash dividends declared per common share	$0.5950	$0.5650

Weighted average number of common shares outstanding – basic	60,275,004	63,039,777

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(72,061)		72,065	1	(1)				—
Repurchase of common stock (Note 6)			(1,153,230)	(12)	(84,970)				(84,982)
Share-based compensation under employee and director benefit plans (Note 9)			63,780	1	2,808				2,809
Adjustments of noncontrolling interests (Note 7)					23,324	(55)		(23,269)	—
Dividends and distributions							(41,460)	(16,429)	(57,889)
Other					3		(99)		(96)
Net income							35,898	15,102	51,000
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(6,698)		(2,691)	(9,389)
Cumulative translation adjustment						(1,367)		(550)	(1,917)
Reclassification adjustment for amounts recognized in net income						2,064		829	2,893
Balance, March 31, 2015	39,544,939	$25	62,307,024	$623	$757,125	$(21,124)	$(488,849)	$74,572	$322,372

Balance, January 1, 2016	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811
Share-based compensation under employee and director benefit plans (Note 9)			109,353	1	3,993				3,994
Taubman Asia President redeemable equity adjustment (Note 7)					(13,041)				(13,041)
Adjustments of noncontrolling interests (Note 7)					3,865	1		(3,866)	—
Dividends and distributions							(42,214)	(15,388)	(57,602)
Other					1		(189)		(188)
Net income							30,909	13,420	44,329
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(8,380)		(3,480)	(11,860)
Cumulative translation adjustment						4,198		1,744	5,942
Reclassification adjustment for amounts recognized in net income						2,146		891	3,037
Balance, March 31, 2016	39,544,939	$25	60,342,914	$603	$646,964	$(29,255)	$(524,240)	$1,325	$95,422

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2016	2015
Cash Flows From Operating Activities:
Net income	$44,329	$51,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,746	24,041
Provision for bad debts	2,243	456
Gain on sale of peripheral land	(403)
Income from Unconsolidated Joint Ventures in excess of distributions		(1,448)
Other	4,488	517
Decrease in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(4,803)	(2,696)
Accounts payable and accrued liabilities	(12,220)	(20,385)
Net Cash Provided By Operating Activities	$63,380	$51,485

Cash Flows From Investing Activities:
Additions to properties	$(95,185)	$(97,414)
Proceeds from sale of peripheral land	5,415
Cash drawn from (provided to) escrow or deposits related to center construction projects (Note 5)	(4,097)	7,784
Contributions to Unconsolidated Joint Ventures	(9,479)	(20,242)
Contribution for acquisition of Country Club Plaza (Note 2)	(314,245)
Distributions from Unconsolidated Joint Ventures in excess of income (Note 2)	168,260
Other	20	323
Net Cash Used In Investing Activities	$(249,311)	$(109,549)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$142,460
Debt proceeds	74,727	$51,031
Debt payments	(1,505)	(18,645)
Deposit in connection with anticipated refinancing	(5,500)
Repurchase of common stock		(84,982)
Issuance of common stock and/or partnership units in connection with incentive plans	(316)	(2,153)
Distributions to noncontrolling interests	(15,388)	(16,429)
Distributions to participating securities of TRG	(512)	(492)
Cash dividends to preferred shareowners	(5,784)	(5,784)
Cash dividends to common shareowners	(35,918)	(35,184)
Other	(50)	(182)
Net Cash Provided By (Used In) Financing Activities	$152,214	$(112,820)

Net Decrease In Cash and Cash Equivalents	$(33,717)	$(170,884)

Cash and Cash Equivalents at Beginning of Period	206,635	276,423

Cash and Cash Equivalents at End of Period	$172,918	$105,539

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2016 included 20 urban and suburban shopping centers operating in 10 states and Puerto Rico.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s operations and developments in China and South Korea, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

In 2016, the Company adopted Accounting Standards Update (ASU) No. 2015-02, “Amendments to the Consolidation Analysis”. This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (VIE). The Company evaluated the application of the ASU and concluded that no change was required to its accounting or reporting for any of its interests in less than wholly owned joint ventures. However, under the new guidance all of the Company’s consolidated joint ventures, including the Operating Partnership, now meet the definition and criteria as VIEs. The Company or an affiliate of the Company is the primary beneficiary of each VIE.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the method of accounting for partially owned joint ventures, the Company evaluates the characteristics of associated entities and determines whether an entity is a VIE, and, if so, determines whether the Company is the primary beneficiary by analyzing whether the Company has both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, the entity's financing and capital structure, and contractual relationship and terms, including consideration of governance and decision making rights. The Company consolidates a VIE when it has determined that it is the primary beneficiary.

The Company’s sole significant asset is its investment in the Operating Partnership and, consequently, substantially all of the Company’s consolidated assets and liabilities are assets and liabilities of the Operating Partnership. All of the Company’s debt (Note 5) is an obligation of the Operating Partnership or its consolidated subsidiaries. Note 5 also provides disclosure of guarantees provided by the Operating Partnership to certain consolidated joint ventures. Note 7 provides additional disclosures of the carrying balance of the noncontrolling interests in its consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of March 31, 2016. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

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

Outstanding voting securities of the Company at March 31, 2016 consisted of 25,044,939 shares of Series B Preferred Stock and 60,342,914 shares of common stock.

The Operating Partnership

At March 31, 2016, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at March 31, 2016 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for the three months ended March 31, 2016 and 2015 was 71% and 72%, respectively. At March 31, 2016, the Operating Partnership had 85,405,073 partnership units outstanding, of which the Company owned 60,342,914 units.

Change in Accounting Policy - Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" which changed the presentation of debt issuance costs on the Consolidated Balance Sheet. In connection with the adoption of ASU No. 2015-03 on January 1, 2016, the Company retrospectively reclassified the December 31, 2015 Consolidated Balance Sheet to move $16.9 million of debt issuance costs out of Deferred Charges and Other Assets and into Notes Payable, Net as a direct deduction of the related debt liabilities. Prior to the reclassification, the Company reported $198.2 million and $2.644 billion within Deferred Charges and Other Assets and Notes Payable, respectively, on the Consolidated Balance Sheet as of December 31, 2015. In accordance with ASU No. 2015-15, the Company retained its current methodology for recording and presenting debt issuance costs incurred in connection with its revolving lines of credit and will continue to recognize those costs as Deferred Charges and Other Assets on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Responsibility to Evaluate the Company’s Ability to Continue as a Going Concern

In connection with the Company's adoption of ASU No. 2014-15 "Presentation of Financial Statements - Going Concern" on January 1, 2016, when preparing financial statements for each annual and interim reporting period management now has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q.

Note 2 - Acquisition, Redevelopments, and Developments

Acquisition

Country Club Plaza

In March 2016, a joint venture that the Company formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG's share) in cash, excluding transaction costs. The Company has a 50% ownership interest in the center, which is jointly managed by both companies. The Company's ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. Also in March 2016, a 10-year, $320 million ($160 million at TRG's share) non-recourse financing was completed for this center.

The joint venture has not yet finalized its determination of the fair value of the tangible and identifiable intangible assets and liabilities acquired. The joint venture is awaiting certain valuation information for assets and liabilities acquired to complete its allocations. The Company expects a final determination of the fair value of the tangible and identifiable intangible assets and liabilities acquired will be made during 2016.

U.S. Redevelopments and Development

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of March 31, 2016, the Company's total capitalized costs related to these redevelopment projects were $78.5 million.

International Market Place

International Market Place, a 0.3 million square foot center, is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is scheduled to open in August 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of March 31, 2016, the Company's capitalized costs for the project were $337.5 million ($316.1 million at TRG's share). The Company is funding all costs of the development.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asia Development

CityOn.Xi'an

The Company has a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, which owns and manages an approximately 1.0 million square foot multi-level shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. The shopping center opened in April 2016. Also in April 2016, the joint venture effectively acquired the 40% noncontrolling interest in the project for approximately $150 million, increasing the partnership’s interest to 100%. The Company’s share of the purchase price for the additional interest was approximately $75 million. As a result of the acquisition, the Company’s effective ownership in the center is 50%, an increase from the Company’s previous effective 30% share. As of March 31, 2016, the Company's share of total project costs was $129.3 million, as decreased by $2.4 million for the change in exchange rates. This investment is accounted for as an Unconsolidated Joint Venture.

CityOn.Zhengzhou

The Company also has a second joint venture with Wangfujing which owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center, CityOn.Zhengzhou, under construction in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center, which is scheduled to open in fall 2016. As of March 31, 2016, the Company's share of total project costs was $73.9 million, as decreased by $2.1 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Starfield Hanam (formerly Hanam Union Square)

The Company's joint venture with Shinsegae Group, one of South Korea's largest retailers, is developing an approximately 1.7 million square foot shopping center, Starfield Hanam, under construction in Hanam, South Korea, which is scheduled to open in September 2016. The Company has partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. The institutional partner owns 14.7% of the project, bringing the Company's effective ownership to 34.3%. As of March 31, 2016, the Company's share of total project costs was $223.0 million, as decreased by $7.2 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31
	2016	2015
Federal current	$1,115	$496
Federal deferred	(761)	(85)
Foreign current	134	274
Foreign deferred	(210)	29
State current	127	120
State deferred	(103)	4
Total income tax expense	$302	$838

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015 were as follows:

	2016	2015
Deferred tax assets:
Federal	$1,586	$1,427
Foreign	1,764	1,676
State	972	944
Total deferred tax assets	$4,322	$4,047
Valuation allowances	(1,776)	(1,913)
Net deferred tax assets	$2,546	$2,134
Deferred tax liabilities:
Federal		$602
Foreign	$504	501
State	1	70
Total deferred tax liabilities	$505	$1,173

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

Shopping Center	Ownership as of March 31, 2016 and December 31, 2015
CityOn.Xi'an (under construction) (1)	Note 2
CityOn.Zhengzhou (under construction)	Note 2
Country Club Plaza (2)	50/0%
Fair Oaks	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Hanam (under construction)	Note 2
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)
CityOn.Xi'an opened in April 2016. Also in April 2016, the joint venture effectively acquired the 40% noncontrolling interest in the project. As a result of the acquisition, the Company’s effective ownership is 50%, an increase from the Company’s previous 30% share (Note 2).

(2)	In March 2016, the Company acquired a 50% ownership interest in Country Club Plaza (Note 2).

The Company's carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the partnership or members’ equity reported on the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) the Operating Partnership’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. The Operating Partnership’s differences in bases are amortized over the useful lives or terms of the related assets and liabilities.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of March 31, 2016 and December 31, 2015 excluded the balances of CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam which were under construction as of March 31, 2016 and December 31, 2015 (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	March 31 2016	December 31 2015
Assets:
Properties	$2,284,385	$1,628,492
Accumulated depreciation and amortization	(600,880)	(589,145)
	$1,683,505	$1,039,347
Cash and cash equivalents	26,384	36,047
Accounts and notes receivable, less allowance for doubtful accounts of $1,219 and $1,602 in 2016 and 2015	55,763	42,361
Deferred charges and other assets (1)	34,467	32,660
	$1,800,119	$1,150,415

Liabilities and accumulated deficiency in assets:
Notes payable, net (1)(2)	$2,309,146	$1,994,298
Accounts payable and other liabilities	80,571	70,539
TRG's accumulated deficiency in assets	(349,998)	(512,256)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(239,600)	(402,166)
	$1,800,119	$1,150,415

TRG's accumulated deficiency in assets (above)	$(349,998)	$(512,256)
TRG's investment in properties under construction (Note 2)	305,254	296,847
TRG basis adjustments, including elimination of intercompany profit	119,876	132,218
TCO's additional basis	52,530	53,016
Net investment in Unconsolidated Joint Ventures	$127,662	$(30,175)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	468,240	464,086
Investment in Unconsolidated Joint Ventures	$595,902	$433,911

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

(2)
As the balances presented exclude centers under construction, the Notes Payable, Net amounts exclude the construction financings outstanding for Starfield Hanam of $79.2 million ($27.2 million at TRG's share) and $52.9 million ($18.1 million at TRG's share) as of March 31, 2016 and December 31, 2015, respectively, and CityOn.Zhengzhou of $45.0 million ($14.3 million at TRG's share) and $44.7 million ($14.2 million at TRG's share) as of March 31, 2016 and December 31, 2015, respectively, and the related debt issuance costs.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2016	2015
Revenues	$96,763	$91,914
Maintenance, taxes, utilities, promotion, and other operating expenses	$28,322	$26,995
Interest expense	21,596	21,229
Depreciation and amortization	15,299	12,752
Total operating costs	$65,217	$60,976
Nonoperating income, net	246	8
Net income	$31,792	$30,946

Net income attributable to TRG	$17,459	$17,053
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,506	508
Depreciation of TCO's additional basis	(487)	(486)
Equity in income of Unconsolidated Joint Ventures	$18,478	$17,075

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$39,341	$36,506
Interest expense	(11,528)	(11,363)
Depreciation and amortization	(9,335)	(8,068)
Equity in income of Unconsolidated Joint Ventures	$18,478	$17,075

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%), International Market Place (6.5%), and The Mall of San Juan (20% prior to April 2015, and subsequently 5%).

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
March 31, 2016	$2,843,155		$2,429,149		$2,680,035	$1,282,299
December 31, 2015 (1)	2,627,088		2,087,552		2,468,451	1,116,395

Capitalized interest:
Three Months Ended March 31, 2016	$6,502	(2)	$655	(3)	$6,486	$655	(3)
Three Months Ended March 31, 2015	8,672	(2)	56		8,335	28

Interest expense:
Three Months Ended March 31, 2016	$19,128		$21,596		$17,176	$11,528
Three Months Ended March 31, 2015	13,525		21,229		11,871	11,363

(1)	The December 31, 2015 balances have been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

(2)
The Company capitalizes interest costs incurred in funding its equity contributions to development projects accounted for as Unconsolidated Joint Ventures. The capitalized interest cost is included in the Company's basis in its investment in Unconsolidated Joint Ventures. Such capitalized interest reduces interest expense on the Company's Consolidated Statement of Operations and Comprehensive Income and in the table above is included within Consolidated Subsidiaries.

(3)
Capitalized interest on the Asia Unconsolidated Joint Venture construction financings is presented at the Company's beneficial interest in both the Unconsolidated Joint Ventures (at 100%) and Unconsolidated Joint Ventures (at Beneficial Interest) columns.

2016 Maturities

In April 2016, the Company extended the $65.0 million secured secondary revolving credit facility for one year upon maturity. All significant terms of the credit facility remain unchanged as a result of the extension.

In April 2016, the Company repaid the $81.5 million, 6.10% fixed rate loan on The Gardens on El Paseo, which was scheduled to mature in June 2016.

In the second quarter of 2016, the Company expects to complete a refinancing of the loan at Cherry Creek Shopping Center. The existing $280.0 million, 5.24% fixed rate loan is scheduled to mature in June 2016.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center, The Mall of San Juan, and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2016, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of March 31, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of 50% of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction financing facility as of March 31, 2016 was $140.4 million. Accrued but unpaid interest as of March 31, 2016 was $0.3 million. The principal guaranty may be reduced to 25% of the outstanding principal balance upon stabilization and achievement of certain performance measures. The principal guaranty may be released upon achievement of further restrictive performance measures. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the construction loan principal balance and 50% of all accrued but unpaid interest during the term of the loan. The maximum amount of the construction facility is $225 million. The outstanding balance of The Mall at University Town Center construction financing facility as of March 31, 2016 was $221.5 million. Accrued but unpaid interest as of March 31, 2016 was $0.4 million. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The maximum amount of the construction facility is $320 million. The outstanding balance of The Mall of San Juan construction financing facility as of March 31, 2016 was $284.7 million. Accrued but unpaid interest as of March 31, 2016 was $0.3 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of March 31, 2016, the interest rate swap was in a liability position of $6.2 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of March 31, 2016 and December 31, 2015, the Company’s cash balances restricted for these uses were $3.5 million and $6.4 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares were repurchased in the first quarter of 2016. As of March 31, 2016, the Company cumulatively repurchased 4,247,867 shares of its common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of March 31, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, one of the Company’s Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. As of March 31, 2016, this interest entitled the Asia President to 10% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, taking into account the proportion of the Asia President's services rendered before he is fully vested. As of March 31, 2016, the carrying amount of this redeemable equity was $13.0 million. Any adjustments to the redemption value are recorded through equity. In April 2016, the Company reacquired for $7.2 million half of the Asia President’s ownership interest in Taubman Asia. The Asia President’s remaining 5% interest is puttable beginning in 2019 at the earliest, upon reaching certain specified milestones, and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both March 31, 2016 and December 31, 2015. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances of Nonredeemable Noncontrolling Interests

The net equity balance of the nonredeemable noncontrolling interests as of March 31, 2016 and December 31, 2015 included the following:

	2016	2015
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(21,719)	$(23,569)
Noncontrolling interests in partnership equity of TRG	23,044	31,573
	$1,325	$8,004

Income Allocable to Noncontrolling Interests

Net income attributable to the noncontrolling interests for the three months ended March 31, 2016 and March 31, 2015 included the following:

	2016	2015
Net income attributable to non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,521	$2,591
Noncontrolling share of income of TRG	10,899	12,511
	$13,420	$15,102

Equity Transactions

The following table presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2016 and March 31, 2015:

	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners	$24,613	$29,622
Transfers from the noncontrolling interest:
Increase in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	3,865	23,324
Net transfers from noncontrolling interests	3,865	23,324
Change from net income attributable to Taubman Centers, Inc. and transfers from noncontrolling interests	$28,478	$52,946

(1)
In 2016 and 2015, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9) and issuances of stock pursuant to the Continuing Offer (Note 10). In 2016, adjustments of the noncontrolling interest were also made in connection with the accounting for the Asia President's redeemable ownership interests. In 2015, adjustments of the noncontrolling interest were also made as a result of share repurchases (Note 6).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2016, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $530 million at March 31, 2016, compared to a book value of $(21.7) million that is classified in Noncontrolling Interests on the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of March 31, 2016, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.35%	(1)	3.00%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.35%	(1)	2.99%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	134,172	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	134,172	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	171,392	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $475 million unsecured term loan. The credit spread on this loan can also vary within a range of 1.35% to 1.90%, depending on the Company's leverage ratio at the measurement date.

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

(5)
The notional amount on this swap is equal to the outstanding principal balance of the U.S. dollar construction loan for Starfield Hanam. There is a cross-currency interest rate swap to fix the interest rate on the loan and swap the related principal and interest payments from U.S. dollars to KRW in order to reduce the impact of fluctuations in interest rates and exchange rates on the cash flows of the joint venture. The currency swap exchange rate is 1,162.0.

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

The Company expects that approximately $8.7 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following table presents the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015. The table includes the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

During the three months ended March 31, 2016 and March 31, 2015, the Company recognized $0.4 million and $0.2 million, respectively, of hedge ineffectiveness related to the swaps used to hedge the unsecured term loan. The hedge ineffectiveness for both periods was recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(5,742)	$(4,538)	Interest Expense	$(1,517)	$(1,770)
Interest rate contracts – UJVs	(2,791)	(1,959)	Equity in Income of UJVs	(974)	(1,123)
Cross-currency interest rate swap – UJV	(290)		Equity in Income of UJVs	(546)
Total derivatives in cash flow hedging relationships	$(8,823)	$(6,497)		$(3,037)	$(2,893)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported on the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015.

		Fair Value
	Consolidated Balance Sheet Location	March 31 2016	December 31 2015
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(12,263)	$(6,077)
Interest rate contracts – UJVs	Investment in UJVs	(7,765)	(4,974)
Cross-currency interest rate swap – UJV	Investment in UJVs	(805)	(11)
Total liabilities designated as hedging instruments		$(20,833)	$(11,062)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of recourse indebtedness on the Company or the Operating Partnership's indebtedness. As of March 31, 2016, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of March 31, 2016 and December 31, 2015, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $20.8 million and $11.1 million, respectively. As of March 31, 2016 and December 31, 2015, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 12 for fair value information on derivatives.

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

Historically the Company has granted Performance Share Units (PSU) and Restricted Share Units (RSU) to executives and other non-executive employees on an annual basis during first quarter of the fiscal year. However, due to an expected modification of their equity award structure, the 2016 PSU and RSU awards due to the Company's executives will not be granted until the second quarter of 2016. The equity awards for non-executive employees were granted in March 2016.

The compensation cost charged to income for the Company’s share-based compensation plans was $3.4 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.8 million for both the three months ended March 31, 2016 and 2015.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has estimated the grant-date fair values of options, PSU, and RSU using the methods discussed in the separate sections below for each type of grant. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures of options or performance share units due to the small number of participants and low turnover rate.

Options

A summary of option activity for the three months ended March 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2016	292,543	$46.60	1.4	$35.50	-	$51.15
Exercised	(46,811)	35.63
Outstanding at March 31, 2016	245,732	$48.69	1.4	$45.90	-	$51.15

Fully vested options at March 31, 2016	245,732	$48.69	1.4

No options were granted during the three months ended March 31, 2016.

As of March 31, 2016, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $5.5 million as of March 31, 2016.

The total intrinsic value of options exercised during the three months ended March 31, 2016 was $1.5 million. No options were exercised in the three months ended March 31, 2015. Cash received from option exercises for the three months ended March 31, 2016 was $1.7 million.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

A summary of PSU activity for the three months ended March 31, 2016 is presented below:

	Number of Performance Share Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	255,478		$134.52
Vested	(44,866)	(1)	96.61
Forfeited	(33,529)		142.69
Outstanding at March 31, 2016	177,083		$142.59

(1)	Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the three months ended March 31, 2016 was zero.

The Company's annual grant of PSU is anticipated to be made in the second quarter of 2016.

None of the PSU outstanding at March 31, 2016 were vested. As of March 31, 2016, there was $6.8 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.3 years.

Restricted Share Units

In March 2016, RSU were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company's common stock, plus a cash payment equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date. The units vest in March 2019, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The Company estimated the value of these RSU using the Company’s common stock price at the grant date. The Company’s valuation was a grant-date fair value of $73.95 per RSU.

A summary of RSU activity for the three months ended March 31, 2016 is presented below:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	283,353	$69.93
Vested	(88,469)	71.58
Granted	49,458	73.95
Forfeited	(16,282)	69.13
Outstanding at March 31, 2016	228,060	$70.22

None of the RSU outstanding at March 31, 2016 were vested. As of March 31, 2016, there was $8.3 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

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

Based on a market value at March 31, 2016 of $71.23 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.7 billion. The purchase of these interests at March 31, 2016 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

Insurance

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

	Three Months Ended March 31
	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$24,613	$29,622
Impact of additional ownership of TRG	66	125
Diluted	$24,679	$29,747

Shares (Denominator) – basic	60,275,004	63,039,777
Effect of dilutive securities	515,997	895,503
Shares (Denominator) – diluted	60,791,001	63,935,280

Earnings per common share – basic	$0.41	$0.47
Earnings per common share – diluted	$0.41	$0.47

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

	Three Months Ended March 31
	2016	2015
Weighted average noncontrolling partnership units outstanding	4,003,975	4,149,149
Unissued partnership units under unit option deferral elections	871,262	871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2016 Using		Fair Value Measurements as of December 31, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$14,347		$14,346
Total assets	$14,347	$—	$14,346	$—

Derivative interest rate contracts (Note 8)		$(12,263)		$(6,077)
Total liabilities		$(12,263)		$(6,077)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

At both March 31, 2016 and December 31, 2015, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership. The fair value of the partnership units, which is derived from Simon Property Group's common stock price and therefore falls into Level 2 of the fair value hierarchy, was $122.6 million at March 31, 2016 and $114.7 million at December 31, 2015. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at both March 31, 2016 and December 31, 2015.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2016 and December 31, 2015, the Company employed the credit spreads at which the debt was originally issued. For debt refinanced prior to 2010, excluding debt assumed from acquisitions, an additional 1.00% credit spread was added to the discount rate at both March 31, 2016 and December 31, 2015 to attempt to account for current market conditions. This additional spread is an estimate and is not necessarily indicative of what the Company could obtain in the market at the reporting date. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2016 or December 31, 2015. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at March 31, 2016 and December 31, 2015 were as follows:

	2016		2015
	Carrying Value	Fair Value	Carrying Value (1)	Fair Value
Notes payable, net	$2,843,155	$2,878,870	$2,627,088	$2,609,582

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2016 by $108.4 million or 3.8%.

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

See Note 8 regarding additional information on derivatives.

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the three months ended March 31, 2016 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2016	$(10,890)	$(16,330)	$(27,220)	$(4,531)	$5,595	$1,064
Other comprehensive income (loss) before reclassifications	4,198	(8,380)	(4,182)	1,744	(3,480)	(1,736)
Amounts reclassified from AOCI		2,146	2,146		891	891
Net current period other comprehensive income (loss)	$4,198	$(6,234)	$(2,036)	$1,744	$(2,589)	$(845)
Adjustments due to changes in ownership	(6)	7	1	6	(7)	(1)
March 31, 2016	$(6,698)	$(22,557)	$(29,255)	$(2,781)	$2,999	$218

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the three months ended March 31, 2015 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2015	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838
Other comprehensive income (loss) before reclassifications	(1,367)	(6,698)	(8,065)	(550)	(2,691)	(3,241)
Amounts reclassified from AOCI		2,064	2,064		829	829
Net current period other comprehensive income (loss)	$(1,367)	$(4,634)	$(6,001)	$(550)	$(1,862)	$(2,412)
Adjustments due to changes in ownership		(55)	(55)		55	55
March 31, 2015	$(1,468)	$(19,656)	$(21,124)	$(591)	$4,072	$3,481

The following table presents reclassifications out of AOCI for the three months ended March 31, 2016:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,517	Interest Expense
Realized loss on interest rate contracts - UJVs	974	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	546	Equity in Income of UJVs
Total reclassifications for the period	$3,037

The following table presents reclassifications out of AOCI for the three months ended March 31, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,770	Interest Expense
Realized loss on interest rate contracts - UJVs	1,123	Equity in Income of UJVs
Total reclassifications for the period	$2,893

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the three months ended March 31, 2016 and 2015, net of amounts capitalized of $6.5 million and $8.7 million, respectively, was $17.3 million and $12.8 million, respectively. Income taxes paid for the three months ended March 31, 2016 and 2015 were $0.5 million and $0.2 million, respectively. Other non-cash additions to properties, which primarily represent accrued construction and tenant allowance costs, were $87.0 million and $44.6 million for the three months ended March 31, 2016 and 2015, respectively.

Note 15 - New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which provides for significant changes to the current lease accounting standard. The primary objectives of this ASU is to address off-balance-sheet financing related to operating leases and to introduce a new lessee model that brings substantially all leases onto the balance sheet. ASU No. 2016-02 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01,”Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amongst its changes, this ASU requires an entity to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. ASU No. 2016-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations.

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

The comparability of information used in measuring performance is affected by the acquisition of Country Club Plaza in March 2016 (See "Results of Operations - Acquisition - Country Club Plaza"), the opening of The Mall of San Juan in March 2015 (See "Results of Operations - U.S. Development"), and the redevelopment of Beverly Center beginning in 2016 (See "Liquidity and Capital Resources - Capital Spending - Planned 2016 Capital Spending"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2015 have been restated to include comparable centers to 2016. This affects the comparability of our operating results period over period. Additionally, The Mall at University Town Center has also been excluded from comparable trailing 12-month statistics reported for 2016 and 2015 as the center was not open for the entire 12 months ended March 31, 2015. Also, the seven centers sold to an affiliate of Starwood Capital Group (Starwood) in October 2014 have been excluded from comparable trailing 12-month statistics reported for 2015 as the centers were not owned at March 31, 2016.

Current Operating Trends

Our comparable mall tenants reported a 2.9% decrease in mall tenant sales per square foot in the first quarter of 2016 from the same period in 2015. For the trailing 12-month period ended March 31, 2016, mall tenant sales per square foot were $790, a 0.3% decrease from $792 for the trailing 12-month period ended March 31, 2015.

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

Mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended March 31 (1)
	2016	2015
Consolidated Businesses:
Minimum rents	9.3%	9.0%
Percentage rents	0.5	0.6
Expense recoveries	4.6	4.5
Mall tenant occupancy costs	14.4%	14.0%
Unconsolidated Joint Ventures:
Minimum rents	8.9%	8.6%
Percentage rents	0.4	0.5
Expense recoveries	4.6	4.2
Mall tenant occupancy costs	13.9%	13.2%
Combined:
Minimum rents	9.1%	8.8%
Percentage rents	0.5	0.5
Expense recoveries	4.6	4.3
Mall tenant occupancy costs	14.2%	13.7%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

(2)	Amounts in this table may not add due to rounding.

Mall tenant ending occupancy and leased space statistics as of March 31, 2016 and 2015 are as follows:

	2016 (1)	2015 (1)
Ending occupancy - all centers	92.5%	89.8%
Ending occupancy - comparable centers	93.2	92.4
Leased space - all centers	95.1	93.7
Leased space - comparable centers	95.9	95.5

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from mall tenants. The spread between comparable center leased space and occupied space, at 2.7% this quarter, is consistent with our history of 1% to 3% in the first quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended March 31
	2016	2015
Average rent per square foot: (1)
Consolidated Businesses	$63.50	$60.45
Unconsolidated Joint Ventures	57.85	57.83
Combined	60.80	59.21

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended March 31 (1) (2)
	2016	2015
Opening base rent per square foot:
Consolidated Businesses	$77.50	$62.87
Unconsolidated Joint Ventures	55.78	66.52
Combined	68.22	64.25
Square feet of GLA opened:
Consolidated Businesses	486,451	472,353
Unconsolidated Joint Ventures	362,852	286,613
Combined	849,303	758,966
Closing base rent per square foot:
Consolidated Businesses	$59.65	$48.59
Unconsolidated Joint Ventures	46.90	49.23
Combined	54.48	48.86
Square feet of GLA closed:
Consolidated Businesses	499,917	509,794
Unconsolidated Joint Ventures	341,027	376,158
Combined	840,944	885,952
Releasing spread per square foot:
Consolidated Businesses	$17.85	$14.28
Unconsolidated Joint Ventures	8.88	17.29
Combined	13.74	15.39
Releasing spread per square foot growth:
Consolidated Businesses	29.9%	29.4%
Unconsolidated Joint Ventures	18.9%	35.1%
Combined	25.2%	31.5%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

	2016	2015
	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$1,096,483	$4,821,329	$1,490,636	$1,112,374	$1,117,744	$1,100,575
All Centers	1,202,268	5,177,988	1,600,739	1,197,976	1,203,516	1,175,757
Revenues and nonoperating income, net-
Consolidated Businesses	$140,925	$562,428	$157,771	$140,993	$133,429	$130,235
Ending occupancy:
Comparable	93.2%	95.2%	95.2%	94.0%	93.0%	92.4%
All Centers	92.5	94.2	94.2	92.2	90.6	89.8
Leased space:
Comparable	95.9%	96.9%	96.9%	97.3%	97.0%	95.5%
All Centers	95.1	96.1	96.1	96.3	95.7	93.7

(1)Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations during the three month periods ended March 31, 2016 and 2015, or are expected to affect operations in the future.

Acquisition - Country Club Plaza

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. We have a 50% ownership interest in the center, which is jointly managed by both companies. Our ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. Also in March 2016, our joint venture completed a 10-year, $320 million ($160 million at TRG’s beneficial share) non-recourse financing on Country Club Plaza. See "Liquidity and Capital Resources - Acquisition" for more information on this financing.
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

Taubman Asia

We have a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, which owns an interest in a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza in Xi'an, China, which opened in April 2016. We also have a joint venture with Wangfujing to develop a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which is scheduled to open in fall 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Also, we have invested in a shopping center project, Starfield Hanam (formerly Hanam Union Square), in Hanam, South Korea in which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers. The center is scheduled to open in September 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information.

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

The Shops at Crystals

In April 2016, we were notified that our third party leasing agreement for The Shops at Crystals will be terminated in connection with a change in ownership of the center. As a result, we expect to receive in May 2016 a lump sum payout of approximately $21 million, to be recognized as income in the second quarter.

Debt and Equity Transactions

In April 2016, a 10-year, $165 million non-recourse refinancing was completed at Waterside Shops, a 50% owned Unconsolidated Joint Venture. The loan bears interest at an all-in-rate of 3.89% and is interest-only for the term of the loan. However, if net operating income available for debt service as defined in the loan agreement is less than a certain amount for calendar year 2020, the lender may require the loan to amortize based on a 30-year amortization period retroactive to May 2021. The proceeds from the borrowing were used to repay the existing $165 million, 5.54% stated fixed rate loan which was scheduled to mature in October 2016.

In April 2016, we extended our $65 million secured secondary revolving line of credit for one year upon maturity. All significant terms of the credit facility remain unchanged as a result of the extension.

In April 2016, we repaid the $81.5 million, 6.10% stated fixed rate loan on The Gardens on El Paseo, which was scheduled to mature in June 2016.

In October 2015, we repaid the $15.6 million, 4.42% stated fixed rate loan on El Paseo Village, which was scheduled to mature in December 2015.

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

In August 2015, we completed a $330.9 million construction facility for International Market Place, a consolidated joint venture. Also, in July 2015, our joint venture closed on a construction facility for Starfield Hanam, an Unconsolidated Joint Venture. See "Liquidity and Capital Resources - Construction Financings" for further details regarding these financings.

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

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares were repurchased in the first quarter of 2016. As of March 31, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of March 31, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under our existing revolving lines of credit.

See "Liquidity and Capital Resources - Upcoming Maturities" for a discussion of our planned refinancings that are expected to be completed in 2016.

Center Operations

For the three months ended March 31, 2016, comparable center NOI excluding lease cancellation income was up 5.8% over the same period in 2015. See “Non-GAAP Measures” for the definition and discussion of NOI and for the reconciliation of Net Income to NOI.

For the three months ended March 31, 2016, we recognized our $1.4 million share of lease cancellation income.

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. In 2016, we continue to expect a significant increase in interest expense as compared to 2015 primarily due to the opening of four ground-up development projects. Beneficial interest in construction work in progress totaled $821.4 million as of March 31, 2016, which includes $805.9 million of assets on which interest is being capitalized. As these projects open, interest capitalization will generally end and we will begin recognizing interest expense.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The following is a comparison of our results for the three months ended March 31, 2016 and 2015, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the three months ended March 31, 2016 were $139.5 million, a $10.5 million or 8.1% increase from the comparable period in 2015. Minimum rents and expense recoveries both increased primarily due to the opening of The Mall of San Juan in March 2015.

In addition to the opening of The Mall of San Juan, the following also impacted total revenues:

•	the increase in minimum rents was further attributable to increases in average rent per square foot and occupancy;

•	the increase in expense recoveries also was due to increases in fixed common area maintenance revenues; and

•	the decrease in revenue from management, leasing, and development services was primarily due to a decrease in fees for Studio City, which opened in October 2015.

Total expenses for the three months ended March 31, 2016 were $114.8 million, a $19.3 million or 20.2% increase from the comparable period in 2015. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all increased primarily due to the opening of The Mall of San Juan in March 2015.

In addition to the opening of The Mall of San Juan, the following also impacted total expenses:

•	the increase in other operating expense was also due to increases in bad debt expense, as well as certain corporate level cost allocations no longer made to unconsolidated centers;

•
the increase in interest expense was further attributable to our refinancing of The Mall at Short Hills with an increased loan balance as well as reduced interest capitalization on our development projects; and

•	the increase in depreciation and amortization expense was further attributable to the completion of our redevelopment projects in 2015.

Equity in Income of the Unconsolidated Joint Ventures for the three months ended March 31, 2016 increased by $1.4 million to $18.5 million from the comparable period in 2015. The increase was primarily attributable to the acquisition of Country Club Plaza in March 2016 and the discontinuation of certain corporate level other operating cost allocations to our Unconsolidated Joint Ventures.

In 2016, the consolidated non-comparable centers contributed total operating revenues of $21.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $10.5 million. In 2015, the consolidated non-comparable centers contributed total operating revenues of $17.2 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $6.4 million.

Net Income

Net income was $44.3 million for the three months ended March 31, 2016 compared to $51.0 million for the three months ended March 31, 2015. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended March 31, 2016 was $24.6 million compared to $29.6 million in the comparable period in 2015.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $73.0 million for the three months ended March 31, 2016 compared to $72.9 million for the three months ended March 31, 2015. FFO per diluted common share was $0.84 for the three months ended March 31, 2016 and $0.81 per common share for the three months ended March 31, 2015. See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition of FFO and “Non-GAAP Measures - Reconciliation of Non-GAAP Measures” for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.

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

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have six unencumbered center properties. The entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are unencumbered assets under such facility and term loan. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, The Gardens on El Paseo/El Paseo Village, Taubman Prestige Outlets Chesterfield, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of March 31, 2016, we had a consolidated cash balance of $172.9 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2016, after considering outstanding balances and the outstanding letters of credit, was $1.0 billion. Seventeen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of March 31, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The $1.1 billion revolving line of credit matures in February 2019, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of March 31, 2016, the leverage ratio resulted in a rate of LIBOR plus 1.25%. Beginning in May 2016, the facility will bear interest at a rate of LIBOR plus 1.30% with a 0.25% facility fee as a result of an increased total leverage ratio.

In April 2016, we extended our $65 million secured secondary revolving line of credit for one year upon maturity. All significant terms of the credit facility remain unchanged as a result of the extension.

Construction Financings

In addition to the revolving lines of credit described above, we have construction facilities outstanding for several centers recently opened or under construction, as described in the following paragraphs.

We have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of March 31, 2016, $3.5 million was available under the construction facility. The construction facility is interest-only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The facility matures in October 2016 and has four, one-year extension options. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization. No draws on the facility are permitted after the first extension date.

We have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of March 31, 2016, $35.3 million was available under the construction facility. The facility, which matures in April 2017 and has two, one-year extension options, is interest-only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. No draws on the facility are permitted after the first extension date.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of March 31, 2016, $190.5 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture has a non-recourse construction facility for Starfield Hanam. We have an effective 34.3% interest in the Unconsolidated Joint Venture. The financing consists of a five-year, 520 billion Korean Won (KRW) denominated construction facility (approximately $454.2 million U.S. dollars using the March 31, 2016 exchange rate) and a five-year U.S. dollar financing of $52.1 million. The U.S. dollar denominated portion of the financing is secured by an approximately $53.2 million standby letter of credit, which was drawn from the KRW denominated portion of the construction facility, thereby reducing the availability under the KRW denominated construction facility to approximately $401 million U.S. dollars as of March 31, 2016, excluding the amount drawn on the facility. The KRW denominated portion of the financing bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and resets every three months based on the initial drawdown date. The weighted average rate of the amount drawn at March 31, 2016 is 2.81%. The U.S. dollar denominated floating rate facility bears interest at three-month LIBOR plus 1.60%. A cross-currency interest rate swap was executed to fix the interest rate on the U.S. dollar portion of the financing and swap the U.S. dollar denomination from U.S. dollars to KRW. As a result of the swap, the effective interest rate of the U.S. dollar portion of the financing is fixed at 3.12%. As of March 31, 2016, the U.S. dollar denominated portion of the financing was fully drawn, while $27.1 million U.S. dollars (using the March 31, 2016 exchange rate) were drawn on the KRW denominated portion of the facility, bringing the total remaining availability of the facility to approximately $374 million U.S. dollars.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) (approximately $129.3 million U.S. dollars using the March 31, 2016 exchange rate). We have an effective 32% interest in the Unconsolidated Joint Venture. The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The rate on the debt outstanding at March 31, 2016 was 6.37%. As of March 31, 2016, approximately $84.3 million U.S. dollars were available under the construction facility using the March 31, 2016 exchange rate.

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from our joint venture partner or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of March 31, 2016, our share of such loans was approximately $80 million.

Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for further details of our construction financings and related guarantees.

Upcoming Maturities

In April 2016, a 10-year, $165 million non-recourse refinancing was completed at Waterside Shops, a 50% owned Unconsolidated Joint Venture. See "Results of Operations - Debt and Equity Transactions" for more information on this financing.

In April 2016, we repaid the $81.5 million, 6.10% stated fixed rate loan on The Gardens on El Paseo which was scheduled to mature in June 2016.

Our mortgages on Cherry Creek Shopping Center and The Mall at University Town Center are maturing in June 2016 and October 2016, respectively. In February 2016, we agreed to the basic terms of a new 12-year non-recourse loan for Cherry Creek Shopping Center. The new $550 million loan will be interest only at a fixed rate of 3.85% and is expected to close in May 2016. We expect our share of excess proceeds to be over $130 million. Using the proceeds from the loan, we expect to pay off without penalty the existing $280 million, 5.24% fixed rate loan. Also in 2016, we expect to utilize the initial one-year extension option to extend the construction facility on The Mall at University Town Center.

Term Loan

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of March 31, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The term loan bears interest at a range based on our total leverage ratio. As of March 31, 2016, the loan leverage ratio resulted in a rate of LIBOR plus 1.35%. Beginning in May 2016, the term loan will bear interest at a rate of LIBOR plus 1.45% as a result of an increased total leverage ratio. The LIBOR rate is swapped until maturity to a fixed rate of 1.65%, which results in an effective interest rate in the range of 3.00% to 3.55%.

Acquisition

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. Also in March 2016, our joint venture completed a 10-year, $320 million ($160 million at TRG’s beneficial share) non-recourse financing on Country Club Plaza. The payments on the loan, which bears interest at an all-in fixed rate of 3.88%, will be interest only for three years, and then amortizes principal based on 30 years.
Share Repurchase Program

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Repurchases of common stock are financed through general corporate funds, including borrowings under our existing revolving lines of credit. As of March 31, 2016, $145.1 million remained available under the repurchase program. See "Results of Operations - Debt and Equity Transactions" for more information on our share repurchase program.

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2016 and 2015

Operating Activities

Our net cash provided by operating activities was $63.4 million in 2016, compared to $51.5 million in 2015. See also “Results of Operations” for descriptions of 2016 and 2015 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $249.3 million in 2016, compared to $109.5 million in 2015. Additions to properties in 2016 and 2015 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2016 and 2015 capital spending is shown in “Capital Spending.” Net cash proceeds from the sale of peripheral land were $5.4 million in 2016. Cash placed in escrow to fund certain construction projects was $4.1 million in 2016. In 2015, $7.8 million of cash in escrow was used to fund a current redevelopment project.

Contributions to Unconsolidated Joint Ventures in 2016 and 2015 of $9.5 million and $20.2 million, respectively, primarily relate to the funding of Taubman Asia project costs. Additionally, in 2016, we contributed $314.2 million to an Unconsolidated Joint Venture in connection with the acquisition of Country Club Plaza. Distributions from Unconsolidated Joint Ventures in excess of income were $168.3 million in 2016, which is primarily attributable to the proceeds from the Country Club Plaza financing.

Financing Activities

Net cash provided by financing activities was $152.2 million in 2016 compared to $112.8 million used in financing activities in 2015. In 2016, proceeds from the issuance of debt, net of payments were $215.7 million, generally provided by borrowings on the revolving lines of credit and construction facilities for The Mall of San Juan and International Market Place. In 2015, proceeds from the issuance of debt, net of payments were $32.4 million, generally provided by the construction facility for The Mall of San Juan, partially offset by the pay off of the original loan on the U.S. headquarters building. Also in 2016, a $5.5 million deposit was paid in connection with the expected refinancing of Cherry Creek Shopping Center.

In 2015, $85.0 million was paid to repurchase common stock. No common stock was repurchased in 2016. In 2016, $0.3 million was paid in connection with incentive plans, compared to $2.2 million in 2015. Total dividends and distributions paid were $57.6 million and $57.9 million in 2016 and 2015, respectively.

Beneficial Interest in Debt

At March 31, 2016, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $3,962.3 million, with an average interest rate of 3.49% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premiums is equal to 0.06% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $821.4 million as of March 31, 2016, which includes $805.9 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2016:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,429.3	3.98%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	134.2	4.10%
Swap maturing in February 2019	475.0	3.00%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	85.9	3.58%
Swap maturing in March 2024	12.0	3.49%
	$724.9	3.28%	(1)

Floating month to month	828.6	2.23%	(1)
Total floating rate debt	$1,553.5	2.72%	(1)

Total beneficial interest in debt	$3,982.8	3.49%	(1)

Total deferred financing costs and purchase accounting premiums, net	$(20.4)

Net beneficial interest in debt	$3,962.3

Amortization of deferred financing costs (3)		0.26%
Average all-in rate		3.75%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes non-cash amortization of premiums related to acquisitions.

(3)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2016, a one percent increase in interest rates on this floating rate debt would decrease cash flows by approximately $8.3 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $6.5 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $3.8 million and due to the effect of capitalized interest, increase annual earnings by approximately $3.1 million. Based on our consolidated debt and interest rates in effect at March 31, 2016, a one percent increase in interest rates would decrease the fair value of debt by approximately $108.3 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $120.0 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center, The Mall of San Juan, and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2016, the corporate total leverage ratio was the most restrictive covenant. We are in compliance with all of our loan covenants and obligations as of March 31, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

Acquisition

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. See "Results of Operations - Acquisition - Country Club Plaza" for additional information regarding the acquisition.
New Developments

International Market Place, a 0.3 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We are responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is scheduled to open in August 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $337.5 million in the project as of March 31, 2016. We are expecting an after-tax unlevered stabilized return of 7% on our share of the approximately $465 million total project cost. This project is subject to a participating ground lease. The remaining spending on the project is expected to be funded using our $330.9 million construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Our joint venture with Wangfujing owns and manages a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. The center opened in April 2016 and is part of a 5.9 million square foot mixed-use project. We are investing in the retail portion only, which is about 1.0 million square feet with over half of that in mall specialty stores. In April 2016, the joint venture effectively acquired the 40% noncontrolling interest for approximately $150 million, increasing the partnership interest in the project to 100%. Our share of the purchase price for the additional interest was approximately $75 million. As a result of the acquisition, our effective ownership in the center is 50%, an increase from our previous 30% share. As of March 31, 2016, our share of total project costs was $129.3 million, as decreased by $2.4 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will be approximately $190 million for a 50% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization.

Our second joint venture with Wangfujing owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is scheduled to open in fall 2016. As of March 31, 2016, our share of total project costs was $73.9 million, as decreased by $2.1 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will be approximately $115 million for a 32% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Remaining spending on the project may be funded using the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Our joint venture with Shinsegae is developing an approximately 1.7 million square foot shopping center, Starfield Hanam, in Hanam, South Korea. The center is scheduled to open in September 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%. As of March 31, 2016, our share of total project costs was $223.0 million, as decreased by $7.2 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will now be about $345 million for our effective 34.3% equity interest in the retail portion of the project. We are now expecting a 7.5% to 8% unlevered return at stabilization. Remaining spending on the project may be funded using the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Estimates of total project costs through completion in Asia exclude fluctuations in foreign currency exchange rates.

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit, would be sufficient to finance the anticipated remaining costs of these projects, but we also expect additional proceeds from our construction loan financings (see "Liquidity and Capital Resources - Construction Financings" above).

2016 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2016, is summarized in the following table:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$62.6	$59.0
New development projects - Asia (3) (4)			$32.8	$32.8
Existing centers:
Projects with incremental GLA or anchor replacement (5)	5.0	5.0
Projects with no incremental GLA and other (6)	7.0	6.6	0.8	0.4
Mall tenant allowances	1.6	1.5	1.1	0.5
Asset replacement costs recoverable from tenants	0.3	0.3	0.9	0.4
Corporate office improvements, technology, equipment, and other	0.6	0.6
Total	$77.1	$73.0	$35.6	$34.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balances exclude $6.6 million in net increases of total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills renovation.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2016, in addition to the costs above, we incurred our $0.9 million share of Consolidated Businesses’ and $0.9 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2016:

(in millions)
Consolidated Businesses’ capital spending	$77.1
Other differences between cash and accrual basis	18.1
Additions to properties	$95.2

Planned 2016 Capital Spending

The following table summarizes planned capital spending for 2016, including actual spending through March 31, 2016 and anticipated spending for the remainder of the year:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$237.6	$224.2
New development projects - Asia (3) (4)			$268.3	$268.3
Existing centers:
Projects with incremental GLA or anchor replacement (5)	44.6	44.6
Projects with no incremental GLA and other (6)	132.3	125.1	1.1	0.6
Mall tenant allowances	11.2	9.4	5.3	3.0
Asset replacement costs recoverable from tenants	15.3	14.7	14.2	7.7
Corporate office improvements, technology, equipment, and other	17.4	17.4
Total	$458.4	$435.5	$288.9	$279.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Includes costs related to The Mall at Green Hills renovation.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

In March 2016, we announced our plans for the comprehensive renovation of Beverly Center. The project will cost approximately $500 million and is scheduled to be completed by the 2018 holiday season. The project will be a renovation of existing GLA and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of March 31, 2016, we had capitalized costs of $33.4 million related to this redevelopment project.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of March 31, 2016, we had capitalized costs of $45.1 million related to this redevelopment project.

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

The annual determination of our common dividends is based on anticipated FFO available after preferred dividends and our REIT taxable income, as well as assessments of annual capital spending, financing considerations, and other appropriate factors.

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

On March 3, 2016, we declared a quarterly dividend of $0.595 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on March 31, 2016 to shareowners of record on March 15, 2016.
New Accounting Pronouncements

Refer to "Note 15 - New Accounting Pronouncements" in the consolidated financial statements, regarding our ongoing evaluation of ASU No. 2014-09 and ASU No. 2015-14, addressing revenue recognition, ASU No. 2016-02, addressing leases, and ASU No. 2016-01, addressing the measurement of financial assets and financial liabilities.

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

Our presentations of NOI and FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Net Income to Net Operating Income are presented in the following section.

Reconciliation of Non-GAAP Measures

The following includes reconciliations of our non-GAAP financial measures: Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Net Income to Net Operating Income.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations

	Three Months Ended March 31
	2016			2015
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - Basic	$24.6	60,275,004	$0.41	$29.6	63,039,777	$0.47
Add impact of share-based compensation	0.1	515,997		0.1	895,503
Net income attributable to TCO common shareowners - Diluted	$24.7	60,791,001	$0.41	$29.7	63,935,280	$0.47
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Add (less) TCO's additional income tax expense (benefit)	—		—	0.2		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense (benefit)	$26.3	60,791,001	$0.43	$31.5	63,935,280	$0.49
Add:
Noncontrolling share of income of TRG	10.9	25,062,159		12.5	25,104,110
Distributions to participating securities of TRG	0.5	871,262		0.5	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$37.7	86,724,422	$0.43	$44.5	89,910,652	$0.50
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	29.7		0.34	24.0		0.27
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.4)		(0.02)	(1.1)		(0.01)
Share of Unconsolidated Joint Ventures	9.3		0.11	8.1		0.09
Non-real estate depreciation	(0.6)		(0.01)	(0.9)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$73.0	86,724,422	$0.84	$72.9	89,910,652	$0.81
TCO's average ownership percentage of TRG - basic	70.6%			71.5%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$51.6		$0.84	$52.1		$0.81
Add (less) TCO's additional income tax benefit (expense)	—		—	(0.2)		—
Funds from Operations attributable to TCO's common shareowners	$51.6		$0.84	$52.0		$0.81

(1)	Depreciation includes $3.5 million and $3.2 million of mall tenant allowance amortization for the three months ended March 31, 2016 and 2015, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2016	2015
Net income	$44.3	$51.0

Add (less) depreciation and amortization:
Consolidated businesses at 100%	29.7	24.0
Noncontrolling partners in consolidated joint ventures	(1.4)	(1.1)
Share of Unconsolidated Joint Ventures	9.3	8.1

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	19.1	13.5
Noncontrolling partners in consolidated joint ventures	(2.0)	(1.7)
Share of Unconsolidated Joint Ventures	11.5	11.4
Income tax expense	0.3	0.8

Less noncontrolling share of income of consolidated joint ventures	(2.5)	(2.6)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.9	5.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	30.9	28.5

EBITDA at 100%	$145.3	$137.3

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.4	11.9
Management, leasing, and development services, net	(0.9)	(1.8)
Straight-line of rents	(1.1)	(0.7)
Gain on sale of peripheral land	(0.4)
Dividend income	(0.9)	(0.8)
Interest income	(0.5)	(0.7)
Other nonoperating expense	0.1	0.2
Non-center specific operating expenses and other	10.0	8.6	(1)
Net Operating Income at 100% - all centers	$163.0	$154.0
Less Net Operating Income of non-comparable centers (2)	(13.9)	(10.9)
Net Operating Income at 100% - comparable centers	$149.1	$143.1
Lease cancellation income	(2.0)	(3.9)
Net Operating Income at 100% excluding lease cancellation income (3)	$147.1	$139.1

(1)
In 2016, we stopped allocating certain corporate-level operating expenses to the centers to better reflect the performance of the centers without regard to corporate infrastructure. These expenses, which were previously recognized in other operating expenses of the centers, are now recognized in non-center specific other operating expenses. The 2015 comparable amount of other operating expenses allocated to the centers was $4.2 million at 100%.

(2)	Includes Beverly Center, Country Club Plaza, and The Mall of San Juan.
(3) See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(4) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material outstanding litigation as of March 31, 2016.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares were repurchased in the first quarter of 2016. As of March 31, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share for a total of $304.9 million under the authorization. As of March 31, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under our existing revolving lines of credit.

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

TAUBMAN CENTERS, INC.
Date:	May 3, 2016	By: /s/ Simon J. Leopold
Simon J. Leopold
Chief Financial Officer (Principal Financial Officer)