Form 10-Q
period 2016-06-30
TAUBMAN CENTERS INC
filed 2016-07-29
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016
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

☐ Yes ☒ No

As of July 28, 2016, there were outstanding 60,394,062 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets:
Properties	$3,880,067	$3,713,215
Accumulated depreciation and amortization	(1,102,503)	(1,052,027)
	$2,777,564	$2,661,188
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	585,273	433,911
Cash and cash equivalents	83,928	206,635
Restricted cash (Note 5)	987	6,447
Accounts and notes receivable, less allowance for doubtful accounts of $6,481 and $2,974 in 2016 and 2015	45,835	54,547
Accounts receivable from related parties	1,938	2,478
Deferred charges and other assets (Note 1)	291,293	181,304
Total Assets	$3,786,818	$3,546,510

Liabilities:
Notes payable, net (Notes 1 and 5)	$3,039,120	$2,627,088
Accounts payable and accrued liabilities	315,701	334,525
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	468,508	464,086
	$3,823,329	$3,425,699
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Redeemable noncontrolling interest (Note 7)	$8,160

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,042,130 and 25,044,939 shares issued and outstanding at June 30, 2016 and December 31, 2015	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both June 30, 2016 and December 31, 2015

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both June 30, 2016 and December 31, 2015

Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,390,149 and 60,233,561 shares issued and outstanding at June 30, 2016 and December 31, 2015	604	602
Additional paid-in capital	650,306	652,146
Accumulated other comprehensive income (loss) (Note 13)	(34,896)	(27,220)
Dividends in excess of net income	(525,601)	(512,746)
	$90,438	$112,807
Noncontrolling interests (Note 7)	(135,109)	8,004
	$(44,671)	$120,811
Total Liabilities and Equity	$3,786,818	$3,546,510

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues:
Minimum rents	$82,694	$76,869	$164,671	$151,436
Percentage rents	924	1,077	3,696	4,007
Expense recoveries	47,380	46,020	95,140	89,932
Management, leasing, and development services (Note 2)	23,196	3,341	24,924	6,298
Other	4,696	4,666	9,914	9,289
	$158,890	$131,973	$298,345	$260,962
Expenses:
Maintenance, taxes, utilities, and promotion	$35,917	$35,107	$70,855	$66,740
Other operating	20,482	14,680	39,190	27,898
Management, leasing, and development services	894	1,411	1,766	2,541
General and administrative	11,693	12,055	23,073	23,980
Interest expense	20,588	14,781	39,716	28,306
Depreciation and amortization	29,716	26,378	59,462	50,419
	$119,290	$104,412	$234,062	$199,884
Nonoperating income, net	2,676	1,456	4,146	2,702
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$42,276	$29,017	$68,429	$63,780
Income tax expense (Note 3)	(442)	(688)	(744)	(1,526)
Equity in income of Unconsolidated Joint Ventures (Note 4)	15,910	14,004	34,388	31,079
Net income	$57,744	$42,333	$102,073	$93,333
Net income attributable to noncontrolling interests (Note 7)	(16,717)	(12,825)	(30,137)	(27,927)
Net income attributable to Taubman Centers, Inc.	$41,027	$29,508	$71,936	$65,406
Distributions to participating securities of TRG (Note 9)	(524)	(493)	(1,036)	(985)
Preferred stock dividends	(5,785)	(5,785)	(11,569)	(11,569)
Net income attributable to Taubman Centers, Inc. common shareowners	$34,718	$23,230	$59,331	$52,852

Net income	$57,744	$42,333	$102,073	$93,333
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	(4,684)	1,844	(16,544)	(7,545)
Cumulative translation adjustment	(5,635)	(2,108)	307	(4,025)
Reclassification adjustment for amounts recognized in net income	2,334	2,942	5,371	5,835
	$(7,985)	$2,678	$(10,866)	$(5,735)
Comprehensive income	$49,759	$45,011	$91,207	$87,598
Comprehensive income attributable to noncontrolling interests	(14,618)	(13,565)	(27,193)	(26,255)
Comprehensive income attributable to Taubman Centers, Inc.	$35,141	$31,446	$64,014	$61,343

Basic earnings per common share (Note 11)	$0.58	$0.38	$0.98	$0.85

Diluted earnings per common share (Note 11)	$0.57	$0.37	$0.98	$0.84

Cash dividends declared per common share	$0.5950	$0.5650	$1.1900	$1.1300

Weighted average number of common shares outstanding – basic	60,353,080	61,606,563	60,314,042	62,319,211

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(72,061)		72,065	1	(1)				—
Repurchase of common stock (Note 6)			(2,803,421)	(28)	(207,452)				(207,480)
Share-based compensation under employee and director benefit plans (Note 9)			293,812	3	13,758				13,761
Adjustments of noncontrolling interests (Notes 7 and 14)					56,610	(153)		(65,753)	(9,296)
Dividends and distributions							(82,296)	(33,482)	(115,778)
Other					7		(266)		(259)
Net income							65,406	27,927	93,333
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(5,345)		(2,200)	(7,545)
Cumulative translation adjustment						(2,851)		(1,174)	(4,025)
Reclassification adjustment for amounts recognized in net income						4,133		1,702	5,835
Balance, June 30, 2015	39,544,939	$25	60,886,865	$609	$678,883	$(19,284)	$(500,344)	$28,600	$188,489

Balance, January 1, 2016	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(2,809)		2,809						—
Share-based compensation under employee and director benefit plans (Note 9)			153,779	2	9,278				9,280
Taubman Asia President redeemable equity adjustment (Note 7)					(13,310)				(13,310)
Adjustments of noncontrolling interests (Note 7)					2,191	1		(2,437)	(245)
Dividends and distributions (excludes $7,150 of distributions attributable to redeemable noncontrolling interest) (Note 7)							(84,453)	(167,869)	(252,322)
Other					1		(338)		(337)
Net income (excludes $245 of net loss attributable to redeemable noncontrolling interest) (Note 7)							71,936	30,382	102,318
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(11,689)		(4,855)	(16,544)
Cumulative translation adjustment						217		90	307
Reclassification adjustment for amounts recognized in net income						3,795		1,576	5,371
Balance, June 30, 2016	39,542,130	$25	60,390,149	$604	$650,306	$(34,896)	$(525,601)	$(135,109)	$(44,671)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2016	2015
Cash Flows From Operating Activities:
Net income	$102,073	$93,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,462	50,419
Provision for bad debts	4,009	1,432
Gain on sale of peripheral land	(403)
Other	8,249	8,287
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	341	1,481
Accounts payable and accrued liabilities	(14,014)	(396)
Net Cash Provided By Operating Activities	$159,717	$154,556

Cash Flows From Investing Activities:
Additions to properties	$(190,980)	$(210,959)
Proceeds from sale of peripheral land	5,415
Cash drawn from (provided to) escrow or deposits related to center construction projects (Note 2)	(103,588)	18,625
Contributions to Unconsolidated Joint Ventures	(10,149)	(50,260)
Contribution for acquisition of Country Club Plaza (Note 2)	(314,245)
Distributions from Unconsolidated Joint Ventures in excess of income (Note 2)	176,149	1,715
Other	42	662
Net Cash Used In Investing Activities	$(437,356)	$(240,217)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$97,534	$124,910
Debt proceeds	679,110	82,994
Debt payments	(364,475)	(20,155)
Debt issuance costs	(1,620)	(7,554)
Deposit in connection with anticipated refinancing		(10,000)
Repurchase of common stock		(207,480)
Issuance of common stock and/or partnership units in connection with incentive plans	1,843	4,629
Distributions to noncontrolling interests (Notes 5 and 7)	(175,019)	(33,482)
Distributions to participating securities of TRG	(1,036)	(985)
Contributions from noncontrolling interests (Note 7)	2,000
Cash dividends to preferred shareowners	(11,569)	(11,569)
Cash dividends to common shareowners	(71,836)	(69,742)
Net Cash Provided By (Used In) Financing Activities	$154,932	$(148,434)

Net Decrease In Cash and Cash Equivalents	$(122,707)	$(234,095)

Cash and Cash Equivalents at Beginning of Period	206,635	276,423

Cash and Cash Equivalents at End of Period	$83,928	$42,328

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of June 30, 2016 included 21 urban and suburban shopping centers operating in 10 U.S. states, Puerto Rico, and China.

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

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of June 30, 2016. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

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

Outstanding voting securities of the Company at June 30, 2016 consisted of 25,042,130 shares of Series B Preferred Stock and 60,390,149 shares of common stock.

The Operating Partnership

At June 30, 2016, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at June 30, 2016 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the six months ended June 30, 2016 and 2015 was 71%. At June 30, 2016, the Operating Partnership had 85,449,499 partnership units outstanding, of which the Company owned 60,390,149 units. Disclosures about partnership units outstanding exclude Profits Units granted or other share-based grants for which partnership units may eventually be issued (Note 9).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Acquisition, Redevelopments, Developments, and Service Agreement

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

U.S. Redevelopments and Development

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills, which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of June 30, 2016, the Company's total capitalized costs related to these redevelopment projects were $99.4 million.

International Market Place

International Market Place, a 0.3 million square foot center, is under construction in Waikiki, Honolulu, Hawaii. The center will be anchored by Saks Fifth Avenue and is scheduled to open in August 2016. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. As of June 30, 2016, the Company's capitalized costs for the project were $389.8 million. The Company is funding all costs of the development.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asia Development

CityOn.Xi'an

The Company has a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, which owns and manages an approximately 1.0 million square foot multi-level shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. The shopping center opened in April 2016. Also in April 2016, the joint venture effectively acquired the 40% noncontrolling interest in the project for approximately $150 million, increasing the partnership’s interest to 100%. The Company’s share of the purchase price for the additional interest was approximately $75 million. As a result of the acquisition, the Company’s effective ownership in the center is 50%, an increase from the Company’s previous 30% effective interest. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

CityOn.Zhengzhou

The Company also has a second joint venture with Wangfujing which owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center, CityOn.Zhengzhou, under construction in Zhengzhou, China. Through this joint venture, the Company beneficially owns a 32% interest in the shopping center. In July 2016, the Company acquired an additional 17% interest in the project. As a result of the acquisition, the Company’s effective ownership in the center is 49%, an increase from the Company's previous 32% effective interest. The Company expects the additional investment to be approximately $60 million. The center is now scheduled to open in March 2017. As of June 30, 2016, the Company's share of total project costs was $88.8 million, which was decreased by $4.0 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Starfield Hanam

The Company's joint venture with Shinsegae Group, one of South Korea's largest retailers, is developing an approximately 1.7 million square foot shopping center, Starfield Hanam, under construction in Hanam, South Korea, which is scheduled to open in September 2016. The Company has partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. The institutional partner owns 14.7% of the project, bringing the Company's effective ownership to 34.3%. As of June 30, 2016, the Company's share of total project costs was $250.0 million, which was decreased by $8.2 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Restricted Deposits

During 2016, the Company provided $108.3 million of restricted deposits related to its Asia joint ventures and other investments. These deposits are classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet.

Service Agreement

The Shops at Crystals

In April 2016, the third party leasing agreement for The Shops at Crystals was terminated in connection with a change in ownership of the center. As a result, the Company recognized management, leasing, and development services revenue for the lump sum payment of $21.7 million received in May 2016 in connection with the termination.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Federal current	$682	$260	$1,797	$756
Federal deferred	(425)	(20)	(1,186)	(105)
Foreign current	16	492	150	766
Foreign deferred	141	(185)	(69)	(156)
State current	80	135	207	255
State deferred	(52)	6	(155)	10
Total income tax expense	$442	$688	$744	$1,526

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015 were as follows:

	2016	2015
Deferred tax assets:
Federal	$2,012	$1,427
Foreign	1,746	1,676
State	980	944
Total deferred tax assets	$4,738	$4,047
Valuation allowances	(1,792)	(1,913)
Net deferred tax assets	$2,946	$2,134
Deferred tax liabilities:
Federal		$602
Foreign	$567	501
State		70
Total deferred tax liabilities	$567	$1,173

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on peripheral land sales, the profitability of Taubman Asia's operations, and other factors affecting the results of operations of the taxable REIT subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

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

Shopping Center	Ownership as of June 30, 2016 and December 31, 2015
CityOn.Xi'an (1)	50/30%
CityOn.Zhengzhou (under construction)	Note 2
Country Club Plaza (2)	50/0
Fair Oaks	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Hanam (under construction)	Note 2
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)
In April 2016, the joint venture effectively acquired the 40% noncontrolling interest in the project. As a result of the acquisition, the Company’s effective ownership is 50%, an increase from the Company’s previous 30% effective interest (Note 2).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of June 30, 2016 and December 31, 2015 excluded the balances of CityOn.Zhengzhou and Starfield Hanam which were under construction as of June 30, 2016 and December 31, 2015 (Note 2). In addition, the combined information of the Unconsolidated Joint Ventures as of December 31, 2015 excluded the balances of CityOn.Xi'an, which was under construction as of December 31, 2015 (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	June 30, 2016	December 31, 2015
Assets:
Properties	$2,556,015	$1,628,492
Accumulated depreciation and amortization	(618,829)	(589,145)
	$1,937,186	$1,039,347
Cash and cash equivalents	32,626	36,047
Accounts and notes receivable, less allowance for doubtful accounts of $2,861 and $1,602 in 2016 and 2015	52,617	42,361
Deferred charges and other assets (1)	34,710	32,660
	$2,057,139	$1,150,415

Liabilities and accumulated deficiency in assets:
Notes payable, net (1)(2)	$2,303,763	$1,994,298
Accounts payable and other liabilities	272,342	70,539
TRG's accumulated deficiency in assets	(314,273)	(512,256)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(204,693)	(402,166)
	$2,057,139	$1,150,415

TRG's accumulated deficiency in assets (above)	$(314,273)	$(512,256)
TRG's investment in properties under construction (Note 2)	240,156	296,847
TRG basis adjustments, including elimination of intercompany profit	138,839	132,218
TCO's additional basis	52,043	53,016
Net investment in Unconsolidated Joint Ventures	$116,765	$(30,175)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	468,508	464,086
Investment in Unconsolidated Joint Ventures	$585,273	$433,911

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

(2)
As the balances presented exclude centers under construction, the Notes Payable, Net amounts exclude the construction financings outstanding for Starfield Hanam of $151.8 million ($52.1 million at TRG's share) and $52.9 million ($18.1 million at TRG's share) as of June 30, 2016 and December 31, 2015, respectively, and CityOn.Zhengzhou of $43.7 million ($13.9 million at TRG's share) and $44.7 million ($14.2 million at TRG's share) as of June 30, 2016 and December 31, 2015, respectively, and the related debt issuance costs.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues	$109,191	$88,418	$205,954	$180,332
Maintenance, taxes, utilities, promotion, and other operating expenses	$43,390	$29,286	$71,712	$56,281
Interest expense	25,490	21,318	47,086	42,547
Depreciation and amortization	19,824	13,654	35,123	26,406
Total operating costs	$88,704	$64,258	$153,921	$125,234
Nonoperating income (expense)	860	(3)	1,106	5
Net income	$21,347	$24,157	$53,139	$55,103

Net income attributable to TRG	$12,334	$13,435	$29,793	$30,488
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	4,061	1,055	5,567	1,563
Depreciation of TCO's additional basis	(485)	(486)	(972)	(972)
Equity in income of Unconsolidated Joint Ventures	$15,910	$14,004	$34,388	$31,079

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$40,786	$33,911	$80,127	$70,417
Interest expense	(13,207)	(11,405)	(24,735)	(22,768)
Depreciation and amortization	(11,669)	(8,502)	(21,004)	(16,570)
Equity in income of Unconsolidated Joint Ventures	$15,910	$14,004	$34,388	$31,079

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%), International Market Place (6.5%), and The Mall of San Juan (5%).

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
June 30, 2016	$3,039,120		$2,495,365		$2,738,283	$1,303,243
December 31, 2015 (1)	2,627,088		2,087,552		2,468,451	1,116,395

Capitalized interest:
Six Months Ended June 30, 2016	$12,375	(2)	$1,035	(3)	$12,357	$1,035	(3)
Six Months Ended June 30, 2015	16,783	(2)	157		16,188	79

Interest expense:
Six Months Ended June 30, 2016	$39,716		$47,086		$35,198	$24,735
Six Months Ended June 30, 2015	28,306		42,547		24,918	22,768

(1)	The December 31, 2015 balances have been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

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

2016 Financings

In May 2016, a 12-year, $550.0 million non-recourse refinancing was completed for Cherry Creek Shopping Center, a consolidated joint venture. The loan is interest-only during the entire term at an all-in fixed rate of 3.87%. The proceeds from the borrowing were used to repay the existing $280.0 million, 5.24% fixed rate loan, which was scheduled to mature in June 2016, with the remaining net proceeds distributed to the joint venture partners based on the partnership agreement ownership percentages. The Company's approximately $135 million share of excess proceeds was used to pay down its revolving lines of credit.

In April 2016, the Company extended the $65.0 million secured secondary revolving credit facility for one year upon maturity. All significant terms of the credit facility remain unchanged as a result of the extension.

In April 2016, the Company repaid the $81.5 million, 6.10% stated fixed rate loan on The Gardens on El Paseo, which was scheduled to mature in June 2016.

Upcoming Maturity

The construction facility for The Mall of San Juan matures in April 2017. As of June 30, 2016, the outstanding balance of this construction facility was $292.7 million. The Company is currently evaluating options related to exercising the initial one-year extension option, refinancing, or paying off this construction facility.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center, The Mall of San Juan, and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of June 30, 2016, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of June 30, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction financing facility as of June 30, 2016 was $186.8 million. Accrued but unpaid interest as of June 30, 2016 was $0.3 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the construction loan principal balance and 50% of all accrued but unpaid interest during the term of the loan. The maximum amount of the construction facility is $225 million. The outstanding balance of The Mall at University Town Center construction financing facility as of June 30, 2016 was $221.5 million. Accrued but unpaid interest as of June 30, 2016 was $0.4 million. The principal guaranty may be reduced to 12.5% of the outstanding principal balance upon achievement of certain performance measures. Upon stabilization, the unconditional guaranty may be released. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The maximum amount of the construction facility is $320 million. The outstanding balance of The Mall of San Juan construction financing facility as of June 30, 2016 was $292.7 million. Accrued but unpaid interest as of June 30, 2016 was $0.3 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of June 30, 2016, the interest rate swap was in a liability position of $7.8 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of June 30, 2016 and December 31, 2015, the Company’s cash balances restricted for these uses were $1.0 million and $6.4 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares have been repurchased in 2016. As of June 30, 2016, the Company cumulatively repurchased 4,247,867 shares of its common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of June 30, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, one of the Company’s Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

Taubman Asia President

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. As of June 30, 2016, this interest entitled the Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into level 3 of the fair value hierarchy, taking into account the proportion of the Asia President's services rendered before he is fully vested. As of June 30, 2016, the carrying amount of this redeemable equity was $8.2 million. Any adjustments to the redemption value are recorded through equity.

In April 2016, the Company reacquired half of the Asia President’s ownership interest in Taubman Asia for $7.2 million. The Asia President contributed $2 million to Taubman Asia, which may be returned, in part or in whole, upon satisfaction of the re-evaluation of the full liquidation value of Taubman Asia as of April 2016; such re-evaluation will be performed at the Asia President's election on or after the third anniversary of the opening of specified Asia projects. The Asia President’s remaining 5% interest is puttable beginning in 2019 at the earliest, upon reaching certain specified milestones, and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. The $7.2 million acquisition price is reflected as a distribution to noncontrolling interests on the Consolidated Statement of Cash Flows.

International Market Place

The Company owns a 93.5% controlling interest in a joint venture that is redeveloping International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both June 30, 2016 and December 31, 2015. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interest

2016
Balance, January 1
Taubman Asia President vested redeemable equity	$13,310
Distributions	(7,150)
Contributions	2,000
Allocation of net loss	(245)
Adjustments of redeemable noncontrolling interest	245
Balance, June 30	$8,160

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of June 30, 2016 and December 31, 2015 included the following:

	2016	2015
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(157,418)	$(23,569)
Noncontrolling interests in partnership equity of TRG	22,309	31,573
	$(135,109)	$8,004

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended June 30, 2016 and June 30, 2015 included the following:

	2016	2015
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,875	$2,672
Noncontrolling share of income of TRG	15,087	10,153
	$16,962	$12,825
Redeemable noncontrolling interest:	(245)
	$16,717	$12,825

Net income (loss) attributable to the noncontrolling interests for the six months ended June 30, 2016 and June 30, 2015 included the following:

	2016	2015
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$4,396	$5,263
Noncontrolling share of income of TRG	25,986	22,664
	$30,382	$27,927
Redeemable noncontrolling interest:	(245)
	$30,137	$27,927

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the six months ended June 30, 2016 and June 30, 2015:

	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners	$59,331	$52,852
Transfers from the noncontrolling interest:
Increase in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	2,191	56,610
Net transfers from noncontrolling interests	2,191	56,610
Change from net income attributable to Taubman Centers, Inc. and transfers from noncontrolling interests	$61,522	$109,462

(1) In 2016 and 2015, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 9) and issuances of stock pursuant to the Continuing Offer (Note 10). In 2016, adjustments of the noncontrolling interest were also made in connection with the accounting for the Asia President's redeemable ownership interest. In 2015, adjustments of the noncontrolling interest were also made as a result of share repurchases (Note 6).

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2016, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $360 million at June 30, 2016, compared to a book value of $(157.4) million that is classified in Noncontrolling Interests on the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of June 30, 2016, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.45%	(1)	3.10%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	133,636	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	133,636	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	170,597	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

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

The Company expects that approximately $9.3 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments and settled derivative instruments associated with hedged debt.

During the three months ended June 30, 2016 and June 30, 2015, the Company recognized $0.2 million and a de minimis amount, respectively, of hedge ineffectiveness income related to the swaps used to hedge the unsecured term loan. The hedge ineffectiveness income for both periods was recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30			Three Months Ended June 30
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(1,557)	$2,745	Interest Expense	$(1,494)	$(1,817)
Interest rate contracts – UJVs	(603)	2,041	Equity in Income of UJVs	(962)	(1,125)
Cross-currency interest rate swap – UJV	(190)		Equity in Income of UJVs	122
Total derivatives in cash flow hedging relationships	$(2,350)	$4,786		$(2,334)	$(2,942)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During both the six months ended June 30, 2016 and June 30, 2015, the Company recognized $0.2 million of hedge ineffectiveness expense related to the swaps used to hedge the unsecured term loan. The hedge ineffectiveness for both periods was recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30			Six Months Ended June 30
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(7,299)	$(1,792)	Interest Expense	$(3,011)	$(3,587)
Interest rate contracts – UJVs	(3,394)	82	Equity in Income of UJVs	(1,936)	(2,248)
Cross-currency interest rate swap – UJV	(480)		Equity in Income of UJVs	(424)
Total derivatives in cash flow hedging relationships	$(11,173)	$(1,710)		$(5,371)	$(5,835)

The Company records all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported on the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015.

		Fair Value
	Consolidated Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(13,622)	$(6,077)
Interest rate contracts – UJVs	Investment in UJVs	(8,368)	(4,974)
Cross-currency interest rate swap – UJV	Investment in UJVs	(830)	(11)
Total liabilities designated as hedging instruments		$(22,820)	$(11,062)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of recourse indebtedness on the Company or the Operating Partnership's indebtedness. As of June 30, 2016, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of June 30, 2016 and December 31, 2015, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $22.8 million and $11.1 million, respectively. As of June 30, 2016 and December 31, 2015, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 12 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Share-Based Compensation

The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which is shareowner approved, provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted units of limited partnership in the Operating Partnership, options to purchase shares or Operating Partnership units, unrestricted shares, Profits Units, or Operating Partnership units, and other awards to acquire up to an aggregate of 8.5 million Company common shares or Operating Partnership units. In addition, non-employee directors have the option to defer their compensation under a deferred compensation plan.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $2.6 million and $6.0 million for the three and six months ended June 30, 2016, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $3.5 million and $7.6 million for the three and six months ended June 30, 2015, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.5 million and $1.3 million for the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2015, respectively.

The Company has estimated the grant-date fair values of share-based grants using the methods discussed in the separate sections below for each type of grant. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures for failure to meet the service requirements of options, Performance Share Units (PSU), or Profits Units, due to the small number of participants and low turnover rate.

Options

A summary of option activity for the six months ended June 30, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2016	292,543	$46.60	1.4	$35.50	-	$51.15
Exercised	(89,957)	42.66
Outstanding at June 30, 2016	202,586	$48.35	1.2	$45.90	-	$51.15

Fully vested options at June 30, 2016	202,586	$48.35	1.2

No options were granted during the six months ended June 30, 2016.

As of June 30, 2016, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $5.2 million as of June 30, 2016.

The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $2.4 million and $10.0 million, respectively. Cash received from option exercises for the six months ended June 30, 2016 and 2015 was $3.8 million and $6.8 million, respectively.

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

Profits Units

In June 2016, the Compensation Committee of the Board of Directors (the Compensation Committee) of the Company approved an amendment to the long-term incentive program for senior management (as amended, the Revised LTIP program) of the Manager. Under the Revised LTIP program, senior management have the option to receive “Profits Units”, intended to constitute "profits interests" within the meaning of Treasury authority under the Internal Revenue Code of 1986, as amended, which are a class of limited partnership interests in TRG, pursuant to: (1) time-based awards with a three-year cliff vesting period (Restricted TRG Profits Units); (2) performance-based awards that are based on the achievement of relative total shareholder return (TSR) thresholds over a three-year period (relative TSR Performance-based TRG Profits Units); and (3) performance-based awards that are based on the achievement of net operating income (NOI) thresholds over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of performance-based Profits Units was issued at grant and will be clawed back (and to the extent clawed back, forfeited) once the TSR and NOI performance measures are finally determined.

In June 2016, Profits Units were granted under the 2008 Omnibus Plan. Each Profits Unit represents a contingent right to receive a partnership unit upon vesting and the satisfaction of certain tax-driven requirements. Until vested, a Profits Unit entitles the holder to only one-tenth of the distributions payable on a partnership unit. Therefore, the Company accounts for these Profits Units as participating securities in the Operating Partnership. A portion of the Profits Units award represents estimated cash distributions that otherwise would have been payable during the vesting period and, upon vesting, there will be an adjustment in Profits Units to reflect actual cash distributions during such period. Under the Company's Continuing Offer, each partnership unit held by a participant is exchangeable for one share of the Company's common stock. Upon conversion of the Profits Units to partnership units, the holder will have the right to purchase one share of Series B Preferred Stock of the Company for each partnership unit held.

Each holder of a Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested Profits Units have not achieved the tax criteria for conversion to partnership units, vesting and economic equivalence to a partnership unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement. The accounting valuations of Profits Units consider the possibility that sufficient share price appreciation will not be realized, such that the conversion to partnership units will not occur and the awards will be forfeited.

Restricted TRG Profits Units

In June 2016, Restricted TRG Profits Units were granted under the 2008 Omnibus Plan. The units vest in March 2019, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The Company estimated the value of these Restricted TRG Profits Units granted using the Company’s common stock price at the grant date as adjusted by the present value of expected differences in dividends payable on the common stock versus the distributions payable on the Restricted TRG Profits Units over the vesting period, a weighted average risk-free rate of 1.85%, and a weighted average measurement period of 2.6 years.

A summary of Restricted TRG Profits Units activity for the six months ended June 30, 2016 is presented below:

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	68,045	59.89
Outstanding at June 30, 2016	68,045	$59.89

None of the Restricted TRG Profits Units outstanding at June 30, 2016 were vested. As of June 30, 2016, there was $3.9 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.5 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relative TSR Performance-based TRG Profits Units

In June 2016, Relative TSR Performance-based TRG Profits Units were granted under the 2008 Omnibus Plan. The units vest in March 2019, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The maximum number of Relative TSR Performance-based Profits Units was issued at grant and will be clawed back (and to the extent clawed back, forfeited) once the TSR performance measures are finally determined. The Company estimated the value of these relative TSR Performance-based TRG Profits Units granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date as adjusted by the present value of expected differences in dividends payable on the common stock versus the distributions payable on the Relative TSR Performance-based TRG Profits Units over the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.03% and a measurement period of approximately three years.

A summary of relative TSR Performance-based TRG Profits Units activity for the six months ended June 30, 2016 is presented below:

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	119,123	26.42
Outstanding at June 30, 2016	119,123	$26.42

None of the Relative TSR Performance-based TRG Profits Units outstanding at June 30, 2016 were vested. As of June 30, 2016, there was $3.1 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.7 years.

NOI Performance-based TRG Profits Units

In June 2016, NOI Performance-based TRG Profits Units were granted under the 2008 Omnibus Plan. The units vest in March 2019, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The maximum number of NOI Performance-based Profits Units was issued at grant and will be clawed back (and to the extent clawed back, forfeited) once the NOI performance measures are finally determined. These awards also provide for a cap on the maximum number of units if a specified TSR level is not achieved. The Company considers the NOI measure a performance condition, and as such, has estimated a grant-date fair value for each of its possible outcomes. The compensation cost ultimately will be recognized equal to the grant-date fair value of the award that coincides with the actual outcome of the NOI performance. The Company estimated these grant-date fair values of these NOI Performance-based TRG Profits Units granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date as adjusted by the present value of expected differences in dividends payable on the common stock versus the distributions payable on the NOI Performance-based TRG Profits Units over the vesting period, a risk-free interest rate of 1.03%, and a measurement period of approximately three years.

A summary of NOI Performance-based TRG Profits Units activity for the six months ended June 30, 2016 is presented below:

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted (1)	119,123	19.41
Outstanding at June 30, 2016	119,123	$19.41

(1)
The number of NOI Performance-based TRG Profits Units shown as outstanding represents the number of awards granted and is equal to the maximum number of units that can be issued upon the final determination of the NOI performance. The weighted average grant-date fair value shown corresponds with management's current expectation of the probable outcome of the NOI performance measure, that one-third of the units will ultimately be issued. The product of the NOI Performance-based TRG Profits Units outstanding and the grant-date fair value represents the compensation cost being recognized over the service period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the NOI Performance-based TRG Profits Units outstanding at June 30, 2016 were vested. As of June 30, 2016, there was $2.2 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.7 years.

Performance Share Units

A summary of PSU activity for the six months ended June 30, 2016 is presented below:

	Number of Performance Share Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	255,478		$134.52
Vested	(44,866)	(1)	96.61
Forfeited	(33,529)		142.69
Outstanding at June 30, 2016	177,083		$142.59

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the six months ended June 30, 2016 was zero. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

None of the PSU outstanding at June 30, 2016 were vested. As of June 30, 2016, there was $5.3 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.1 years.

Restricted Share Units

In 2016, Restricted Share Units (RSU) were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company's common stock, plus a cash payment equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date. The units vest in March 2019, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The Company estimated the values of these RSU using the Company’s common stock price at the grant dates.

A summary of RSU activity for the six months ended June 30, 2016 is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	283,353	$69.93
Vested	(88,469)	71.58
Granted	55,888	73.42
Forfeited	(16,282)	69.13
Outstanding at June 30, 2016	234,490	$70.20

None of the RSU outstanding at June 30, 2016 were vested. As of June 30, 2016, there was $7.1 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

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

Based on a market value at June 30, 2016 of $74.20 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.8 billion. The purchase of these interests at June 30, 2016 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 10), outstanding options for partnership units, PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election (Note 9). In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$34,718	$23,230	$59,331	$52,852
Impact of additional ownership of TRG	61	91	129	196
Diluted	$34,779	$23,321	$59,460	$53,048

Shares (Denominator) – basic	60,353,080	61,606,563	60,314,042	62,319,211
Effect of dilutive securities	348,622	779,479	432,309	837,491
Shares (Denominator) – diluted	60,701,702	62,386,042	60,746,351	63,156,702

Earnings per common share – basic	$0.58	$0.38	$0.98	$0.85
Earnings per common share – diluted	$0.57	$0.37	$0.98	$0.84

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

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Weighted average noncontrolling partnership units outstanding	3,991,862	4,043,824	3,997,919	4,096,487
Unissued partnership units under unit option deferral elections	871,262	871,262	871,262	871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2016 Using		Fair Value Measurements as of December 31, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$15,642		$14,346
Total assets	$15,642	$—	$14,346	$—

Derivative interest rate contracts (Note 8)		$(13,622)		$(6,077)
Total liabilities		$(13,622)		$(6,077)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

At both June 30, 2016 and December 31, 2015, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership. The fair value of the partnership units, which is derived from Simon Property Group's common stock price and therefore falls into Level 2 of the fair value hierarchy, was $128.0 million at June 30, 2016 and $114.7 million at December 31, 2015. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at both June 30, 2016 and December 31, 2015.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2016 and December 31, 2015, the Company primarily employed the credit spreads at which the debt was originally issued. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of June 30, 2016 or December 31, 2015. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at June 30, 2016 and December 31, 2015 were as follows:

	2016		2015
	Carrying Value	Fair Value	Carrying Value (1)	Fair Value
Notes payable, net	$3,039,120	$3,125,709	$2,627,088	$2,609,582

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2016 by $160.9 million or 5.1%.

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

See Note 8 regarding additional information on derivatives.

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the six months ended June 30, 2016 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2016	$(10,890)	$(16,330)	$(27,220)	$(4,531)	$5,595	$1,064
Other comprehensive income (loss) before reclassifications	217	(11,689)	(11,472)	90	(4,855)	(4,765)
Amounts reclassified from AOCI		3,795	3,795		1,576	1,576
Net current period other comprehensive income (loss)	$217	$(7,894)	$(7,677)	$90	$(3,279)	$(3,189)
Adjustments due to changes in ownership	(6)	7	1	6	(7)	(1)
June 30, 2016	$(10,679)	$(24,217)	$(34,896)	$(4,435)	$2,309	$(2,126)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the six months ended June 30, 2015 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2015	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838
Other comprehensive income (loss) before reclassifications	(2,851)	(5,345)	(8,196)	(1,174)	(2,200)	(3,374)
Amounts reclassified from AOCI		4,133	4,133		1,702	1,702
Net current period other comprehensive income (loss)	$(2,851)	$(1,212)	$(4,063)	$(1,174)	$(498)	$(1,672)
Adjustments due to changes in ownership	1	(154)	(153)	(1)	154	153
June 30, 2015	$(2,951)	$(16,333)	$(19,284)	$(1,216)	$5,535	$4,319

The following table presents reclassifications out of AOCI for the six months ended June 30, 2016:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$3,011	Interest Expense
Realized loss on interest rate contracts - UJVs	1,936	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	424	Equity in Income of UJVs
Total reclassifications for the period	$5,371

The following table presents reclassifications out of AOCI for the six months ended June 30, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$3,587	Interest Expense
Realized loss on interest rate contracts - UJVs	2,248	Equity in Income of UJVs
Total reclassifications for the period	$5,835

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the six months ended June 30, 2016 and 2015, net of amounts capitalized of $12.4 million and $16.8 million, respectively, was $36.1 million and $26.4 million, respectively. Income taxes paid for the six months ended June 30, 2016 and 2015 were $1.2 million and $0.7 million, respectively. The following non-cash investing and financing activities occurred during the six months ended June 30, 2016 and 2015.

	2016	2015
Recapitalization of The Mall of San Juan joint venture (1)		$9,296
Other non-cash additions to properties	$91,328	47,974

(1)
In April 2015, the Company acquired an additional 15% interest in The Mall of San Juan. The additional interest was acquired at cost. In connection with the acquisition, the noncontrolling owner used $9.3 million of previously contributed capital to fund its obligation to reimburse the Company for certain shared infrastructure costs, which was classified as a reduction of the noncontrolling interest and an offsetting reduction of properties.

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

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amongst its changes, this ASU requires an entity to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. ASU No. 2016-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on the Company's financial position and results of operations.

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

The comparability of information used in measuring performance is affected by the opening of CityOn.Xi'an in April 2016 (See "Results of Operations - Taubman Asia"), the acquisition of Country Club Plaza in March 2016 (See "Results of Operations - Acquisition - Country Club Plaza"), the opening of The Mall of San Juan in March 2015 (See "Results of Operations - U.S. Development"), and the redevelopment of Beverly Center beginning in 2016 (See "Liquidity and Capital Resources - Capital Spending - Planned 2016 Capital Spending"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2015 have been restated to include comparable centers to 2016. This affects the comparability of our operating results period over period. Additionally, The Mall at University Town Center has also been excluded from comparable trailing 12-month statistics reported for 2016 and 2015 as the center was not open for the entire 12 months ended June 30, 2015. Also, the seven centers sold to an affiliate of Starwood in October 2014 have been excluded from comparable trailing 12-month statistics reported for 2015 as the centers were not owned at June 30, 2016.

Current Operating Trends

Our comparable mall tenants reported a 0.7% decrease in mall tenant sales per square foot in the second quarter of 2016 from the same period in 2015. For the six months ended June 30, 2016, our comparable mall tenant sales per square foot decreased 1.8% from the comparable period in 2015. For the trailing 12-month period ended June 30, 2016, mall tenant sales per square foot were $789, a 1.0% decrease from $797 for the trailing 12-month period ended June 30, 2015.

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

In negotiating lease renewals, we generally intend to maximize the minimum rents we achieve. As a result, a tenant will generally pay a higher amount of minimum rent and an initially lower amount of percentage rent upon renewal.

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

Mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended June 30 (1)
	2016	2015
Consolidated Businesses:
Minimum rents	9.4%	9.0%
Percentage rents	0.5	0.6
Expense recoveries	4.6	4.5
Mall tenant occupancy costs	14.6%	14.1%
Unconsolidated Joint Ventures:
Minimum rents	9.0%	8.6%
Percentage rents	0.4	0.4
Expense recoveries	4.7	4.2
Mall tenant occupancy costs	14.1%	13.2%
Combined:
Minimum rents	9.2%	8.8%
Percentage rents	0.5	0.5
Expense recoveries	4.7	4.3
Mall tenant occupancy costs	14.4%	13.7%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

(2)	Amounts in this table may not add due to rounding.

Mall tenant ending occupancy and leased space statistics as of June 30, 2016 and 2015 are as follows:

	2016 (1)	2015 (1)
Ending occupancy - all centers	92.5%	90.6%
Ending occupancy - comparable centers	93.8	93.0
Leased space - all centers	95.6	95.7
Leased space - comparable centers	96.2	97.0

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from mall tenants. The spread between comparable center leased space and occupied space, at 2.4% this quarter, is consistent with our history of 1% to 3% in the second quarter. As of June 30, 2015, the spread between comparable center leased space and occupied space at 4.0% was slightly higher than our historical performance. The difference was largely a result of significant closings that occurred in late 2014 or early 2015, primarily due to bankruptcies, for which most of the space had been re-leased, but not yet occupied.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Average rent per square foot: (1)
Consolidated Businesses	$66.00	$61.27	$64.73	$60.86
Unconsolidated Joint Ventures	58.95	57.38	58.36	57.58
Combined	62.61	59.41	61.68	59.30

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended June 30 (1) (2)
	2016	2015
Opening base rent per square foot:
Consolidated Businesses	$81.09	$69.61
Unconsolidated Joint Ventures	60.11	60.71
Combined	72.66	65.97
Square feet of GLA opened:
Consolidated Businesses	482,445	489,457
Unconsolidated Joint Ventures	324,094	339,795
Combined	806,539	829,252
Closing base rent per square foot:
Consolidated Businesses	$62.99	$51.41
Unconsolidated Joint Ventures	50.74	51.10
Combined	58.50	51.28
Square feet of GLA closed:
Consolidated Businesses	509,687	511,777
Unconsolidated Joint Ventures	294,520	392,861
Combined	804,207	904,638
Releasing spread per square foot:
Consolidated Businesses	$18.10	$18.20
Unconsolidated Joint Ventures	9.37	9.61
Combined	14.16	14.69
Releasing spread per square foot growth:
Consolidated Businesses	28.7%	35.4%
Unconsolidated Joint Ventures	18.5%	18.8%
Combined	24.2%	28.6%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

	2016		2015
	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$1,123,375	$1,096,483	$4,821,329	$1,490,636	$1,112,374	$1,117,744	$1,100,575
All Centers	1,293,120	1,202,268	5,177,988	1,600,739	1,197,976	1,203,516	1,175,757
Revenues and nonoperating income, net-
Consolidated Businesses	$161,566	$140,925	$562,428	$157,771	$140,993	$133,429	$130,235
Ending occupancy:
Comparable	93.8%	93.2%	95.2%	95.2%	94.0%	93.0%	92.4%
All Centers	92.5	92.5	94.2	94.2	92.2	90.6	89.8
Leased space:
Comparable	96.2%	95.9%	96.9%	96.9%	97.3%	97.0%	95.5%
All Centers	95.6	95.1	96.1	96.1	96.3	95.7	93.7

(1)Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations during the three and six months ended June 30, 2016 and 2015, or are expected to affect operations in the future.

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
U.S. Development

In March 2015, The Mall of San Juan opened in San Juan, Puerto Rico. The 0.6 million square foot center is anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. In April 2015, we acquired an additional 15% interest in The Mall of San Juan, bringing our ownership in the center to 95%. The additional interest was acquired at cost.

Our U.S. development includes one project, International Market Place, which is currently under construction in Waikiki, Honolulu, Hawaii, and is scheduled to open in August 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information.

Taubman Asia

We have a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, which owns an interest in a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza in Xi'an, China, which opened in April 2016. At opening, CityOn.Xi'an was about 95% leased and approximately 80% occupied. We also have a joint venture with Wangfujing to develop a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which is now scheduled to open in March 2017. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Also, we have invested in a shopping center project, Starfield Hanam, in Hanam, South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers. The center is scheduled to open in September 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information.

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

The Shops at Crystals

In April 2016, our third party leasing agreement for The Shops at Crystals (Crystals) was terminated in connection with a change in ownership of the center. As a result, we recognized management, leasing, and development services revenue for the lump sum payment of $21.7 million we received in May 2016 in connection with the termination.

Debt and Equity Transactions

In May 2016, a 12-year, $550 million non-recourse refinancing was completed for Cherry Creek Shopping Center, a consolidated joint venture. The loan is interest-only during the entire term at an all-in fixed rate of 3.87%. The proceeds from the borrowing were used to repay the existing $280 million, 5.24% fixed rate loan, which was scheduled to mature in June 2016, with the remaining net proceeds distributed to the joint venture partners based on the partnership agreement ownership percentages. Our approximately $135 million share of excess proceeds was used to pay down our revolving lines of credit.

In April 2016, a 10-year, $165 million non-recourse refinancing was completed for Waterside Shops, a 50% owned Unconsolidated Joint Venture. The loan bears interest at an all-in-rate of 3.89% and is interest-only for the term of the loan. However, if net operating income available for debt service as defined in the loan agreement is less than a certain amount for calendar year 2020, the lender may require the loan to amortize based on a 30-year amortization period retroactive to May 2021. The proceeds from the borrowing were used to repay the existing $165 million, 5.54% stated fixed rate loan, which was scheduled to mature in October 2016.

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

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares have been repurchased in 2016. As of June 30, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of June 30, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under our existing revolving lines of credit.

See "Liquidity and Capital Resources - Upcoming Maturities" for a discussion of our upcoming maturities.

Center Operations

See “Non-GAAP Measures” for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the three months ended June 30, 2016, comparable center NOI excluding lease cancellation income was up 6.2% over the same period in 2015. For the six months ended June 30, 2016, comparable center NOI excluding lease cancellation income was up 6.0% over the same period in 2015.

For the six months ended June 30, 2016, we recognized our $1.6 million share of lease cancellation income.

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. In 2016, we continue to expect a significant increase in interest expense as compared to 2015 primarily due to the opening of three ground-up development projects. Beneficial interest in construction work in progress totaled $821.6 million as of June 30, 2016, which includes $799.8 million of assets on which interest is being capitalized. As these projects open, interest capitalization will generally end and we will begin recognizing interest expense.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

The following is a comparison of our results for the three months ended June 30, 2016 and 2015, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the three months ended June 30, 2016 were $158.9 million, a $26.9 million or 20.4% increase from the comparable period in 2015.

The following impacted the growth in total revenues:

•	the increase in minimum rents was attributable to increases in average rent per square foot and occupancy;

•	the increase in expense recoveries was due to increases in recoveries at The Mall of San Juan; and

•
the increase in revenue from management, leasing, and development services was primarily due to revenue for the lump sum payment we received in May 2016 in connection with the termination of our third party leasing agreement for Crystals. This increase was partially offset by a decrease in fees for Studio City, which opened in October 2015.

Total expenses for the three months ended June 30, 2016 were $119.3 million, a $14.9 million or 14.2% increase from the comparable period in 2015.

The following impacted the increase in total expenses:

•
the increase in other operating expense was due to increases in bad debt expense and a charge for a center-related legal matter, as well as certain corporate level cost allocations no longer made to unconsolidated centers;

•
the increase in interest expense was primarily attributable to the completion of interest capitalization for The Mall of San Juan, our refinancings of The Mall at Short Hills and Cherry Creek Shopping Center with increased loan balances, and the interest expense related to Country Club Plaza, partially offset by the interest savings from the payoff of our loans on The Gardens on El Paseo and El Paseo Village; and

•	the increase in depreciation and amortization expense was primarily attributable to the completion of our redevelopment projects in 2015 as well as an increase in depreciation at The Mall of San Juan.

Nonoperating income, net increased primarily due to an increase in interest income in 2016.

Equity in Income of the Unconsolidated Joint Ventures for the three months ended June 30, 2016 increased by $1.9 million to $15.9 million from the comparable period in 2015. The increase was primarily attributable to the discontinuation of certain corporate level other operating cost allocations to our Unconsolidated Joint Ventures.

In 2016, the consolidated non-comparable centers contributed total operating revenues of $19.7 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $9.9 million. In 2015, the consolidated non-comparable centers contributed total operating revenues of $19.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $10.2 million.

Net Income

Net income was $57.7 million for the three months ended June 30, 2016 compared to $42.3 million for the three months ended June 30, 2015. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended June 30, 2016 was $34.7 million compared to $23.2 million in the comparable period in 2015. Diluted earnings per common share was $0.57 for the three months ended June 30, 2016 compared to $0.37 for the three months ended June 30, 2015.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $89.8 million for the three months ended June 30, 2016 compared to $67.6 million for the three months ended June 30, 2015. FFO per diluted common share was $1.04 for the three months ended June 30, 2016 and $0.76 per common share for the three months ended June 30, 2015. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended June 30, 2016, which excluded income related to the lump sum payment received for the termination of the leasing agreement at Crystals, was $68.1 million, compared to $67.6 million for the three months ended June 30, 2015. Adjusted FFO per diluted common share was $0.79 for the three months ended June 30, 2016 and $0.76 per common share for the three months ended June 30, 2015. See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition of FFO and “Non-GAAP Measures - Reconciliation of Non-GAAP Measures” for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

The following is a comparison of our results for the six months ended June 30, 2016 and 2015, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the six months ended June 30, 2016 were $298.3 million, a $37.4 million or 14.3% increase from the comparable period in 2015. Minimum rents and expense recoveries both increased due to the opening of The Mall of San Juan in March 2015.

In addition to the opening of The Mall of San Juan, the following also impacted total revenues:

•	the increase in minimum rents was further attributable to increases in average rent per square foot and occupancy;

•	the increase in expense recoveries also was due to increases in fixed common area maintenance revenues and property tax recoveries; and

•
the increase in revenue from management, leasing, and development services was primarily due to revenue for the lump sum payment we received in May 2016 in connection with the termination of our third party leasing agreement for Crystals. This increase was partially offset by a decrease in fees for Studio City, which opened in October 2015.

Total expenses for the six months ended June 30, 2016 were $234.1 million, a $34.2 million or 17.1% increase from the comparable period in 2015. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all increased partially due to the opening of The Mall of San Juan in March 2015.

In addition to the opening of The Mall of San Juan, the following also impacted total expenses:

•
the increase in other operating expense was also due to increases in bad debt expense and a charge for a center-related legal matter, as well as certain corporate level cost allocations no longer made to unconsolidated centers;

•
the increase in interest expense was further attributable to our refinancings of The Mall at Short Hills and Cherry Creek Shopping Center with increased loan balances, as well as the interest expense related to Country Club Plaza, partially offset by the interest savings from the payoff of our loans on The Gardens on El Paseo and El Paseo Village. Interest expense further increased due to reduced interest capitalization on our development projects; and

•	the increase in depreciation and amortization expense was further attributable to the completion of our redevelopment projects in 2015.

Nonoperating income, net increased primarily due to an increase in interest income in 2016.

Equity in Income of the Unconsolidated Joint Ventures for the six months ended June 30, 2016 increased by $3.3 million to $34.4 million from the comparable period in 2015. The increase was primarily attributable to the acquisition of Country Club Plaza in March 2016 and the discontinuation of certain corporate level other operating cost allocations to our Unconsolidated Joint Ventures.

In 2016, the consolidated non-comparable centers contributed total operating revenues of $41.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $20.4 million. In 2015, the consolidated non-comparable centers contributed total operating revenues of $36.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $16.6 million.

Net Income

Net income was $102.1 million for the six months ended June 30, 2016 compared to $93.3 million for the six months ended June 30, 2015. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the six months ended June 30, 2016 was $59.3 million compared to $52.9 million in the comparable period in 2015. Diluted earnings per common share was $0.98 for the six months ended June 30, 2016 compared to $0.84 for the six months ended June 30, 2015.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $162.8 million for the six months ended June 30, 2016 compared to $140.5 million for the six months ended June 30, 2015. FFO per diluted common share was $1.88 for the six months ended June 30, 2016 and $1.57 per common share for the six months ended June 30, 2015. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the six months ended June 30, 2016, which excluded income related to the lump sum payment received for the termination of the leasing agreement at Crystals, was $141.1 million, compared to $140.5 million for the six months ended June 30, 2015. Adjusted FFO per diluted common share was $1.63 for the six months ended June 30, 2016 and $1.57 per common share for the six months ended June 30, 2015. See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition of FFO and “Non-GAAP Measures - Reconciliation of Non-GAAP Measures” for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.

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

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have six unencumbered center properties. The entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall are guarantors under our unsecured primary revolving credit facility and unsecured term loan and are unencumbered assets under such facility and term loan. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, The Gardens on El Paseo, Taubman Prestige Outlets Chesterfield, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of June 30, 2016, we had a consolidated cash balance of $83.9 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of June 30, 2016, after considering outstanding balances and the outstanding letters of credit, was $1.061 billion. Seventeen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of June 30, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The $1.1 billion revolving line of credit matures in February 2019, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of June 30, 2016, the leverage ratio resulted in a rate of LIBOR plus 1.30% with a 0.25% facility fee.

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

We have a $225 million construction facility for The Mall at University Town Center, an Unconsolidated Joint Venture. As of June 30, 2016, $3.5 million was available under the construction facility. The construction facility is interest-only during the initial three-year term at LIBOR plus 1.70%, which decreases to LIBOR plus 1.60% upon the achievement of certain performance measures. The facility matures in October 2016 and has four, one-year extension options. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization. No draws on the facility are permitted after the first extension date.

We have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of June 30, 2016, $27.3 million was available under the construction facility. The facility, which matures in April 2017 and has two, one-year extension options, is interest-only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. No draws on the facility are permitted after the first extension date.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of June 30, 2016, $144.1 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture has a non-recourse construction facility for Starfield Hanam. We have an effective 34.3% interest in the Unconsolidated Joint Venture. The financing consists of a five-year, 520 billion Korean Won (KRW) denominated construction facility (approximately $451.1 million U.S. dollars using the June 30, 2016 exchange rate) and a five-year U.S. dollar financing of $52.1 million. The U.S. dollar denominated portion of the financing is secured by an approximately $53.2 million standby letter of credit, which was drawn from the KRW denominated portion of the construction facility, thereby reducing the availability under the KRW denominated construction facility to approximately $397.9 million U.S. dollars as of June 30, 2016, excluding the amount drawn on the facility. The KRW denominated portion of the financing bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and resets every three months based on the initial drawdown date. The weighted average rate of the amount drawn at June 30, 2016 is 2.65%. The U.S. dollar denominated floating rate facility bears interest at three-month LIBOR plus 1.60%. A cross-currency interest rate swap was executed to fix the interest rate on the U.S. dollar portion of the financing and swap the U.S. dollar denomination from U.S. dollars to KRW. As a result of the swap, the effective interest rate of the U.S. dollar portion of the financing is fixed at 3.12%. As of June 30, 2016, the U.S. dollar denominated portion of the financing was fully drawn, while $99.8 million U.S. dollars (using the June 30, 2016 exchange rate) were drawn on the KRW denominated portion of the facility, bringing the total remaining availability of the facility to approximately $298.1 million U.S. dollars.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) (approximately $125.6 million U.S. dollars using the June 30, 2016 exchange rate). The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The rate on the debt outstanding at June 30, 2016 was 6.37%. As of June 30, 2016, approximately $81.9 million U.S. dollars were available under the construction facility using the June 30, 2016 exchange rate. In July 2016, we acquired an additional interest in the Unconsolidated Joint Venture, increasing our effective ownership interest to 49% from the previous 32% effective interest (see "Liquidity and Capital Resources - Capital Spending - New Developments").

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from our joint venture partner or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of June 30, 2016, our share of such loans was approximately $115 million. These loans have fixed interest rates that range from 4.7% to 8.0%. These loans are collateralized with restricted deposits on our Consolidated Balance Sheet. See "Note 2 - Acquisition, Redevelopments, Developments, and Service Agreement - Asia Development - Restricted Deposits" to our consolidated financial statements for current year funding of these restricted deposits.

Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for further details of our construction financings and related guarantees.

Upcoming Maturities

In 2016, we expect to utilize the initial one-year extension option to extend the construction facility for The Mall at University Town Center. Also, the construction facility for The Mall of San Juan matures in April 2017, and we are currently evaluating options related to exercising the initial one-year extension option, refinancing, or paying off of this construction facility.

Term Loan

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of June 30, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The term loan bears interest at a range based on our total leverage ratio. As of June 30, 2016, the loan leverage ratio resulted in a rate of LIBOR plus 1.45%. The LIBOR rate is swapped until maturity to a fixed rate of 1.65%, which results in an effective interest rate in the range of 3.00% to 3.55%.

Acquisition

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. Also in March 2016, our joint venture completed a 10-year, $320 million ($160 million at TRG’s beneficial share) non-recourse financing on Country Club Plaza. The payments on the loan, which bears interest at an all-in fixed rate of 3.88%, are interest only for three years, and then amortizes principal based on 30 years.
Share Repurchase Program

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Repurchases of common stock are financed through general corporate funds, including borrowings under our existing revolving lines of credit. As of June 30, 2016, $145.1 million remained available under the repurchase program. See "Results of Operations - Debt and Equity Transactions" for more information on our share repurchase program.

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2016 and 2015

Operating Activities

Our net cash provided by operating activities was $159.7 million in 2016, compared to $154.6 million in 2015. See also “Results of Operations” for descriptions of 2016 and 2015 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $437.4 million in 2016, compared to $240.2 million in 2015. Additions to properties in 2016 and 2015 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2016 and 2015 capital spending is shown in “Capital Spending.” Net cash proceeds from the sale of peripheral land were $5.4 million in 2016. Cash placed in escrow to fund certain construction projects was $103.6 million in 2016. In 2015, $18.6 million of cash in escrow was used to fund a redevelopment project.

Contributions to Unconsolidated Joint Ventures in 2016 and 2015 were $10.1 million and $50.3 million, respectively. In 2015, Contributions to Unconsolidated Joint Ventures related primarily to the funding of Taubman Asia project costs. Additionally, in 2016, we contributed $314.2 million to an Unconsolidated Joint Venture in connection with the acquisition of Country Club Plaza. Distributions from Unconsolidated Joint Ventures in excess of income were $176.1 million in 2016, which is primarily attributable to the proceeds from the Country Club Plaza financing, and $1.7 million in 2015.

Financing Activities

Net cash provided by financing activities was $154.9 million in 2016 compared to $148.4 million used in financing activities in 2015. In 2016, proceeds from the issuance of debt, net of payments and issuance costs were $410.5 million, generally provided by the refinancing of Cherry Creek Shopping Center and borrowings on the revolving lines of credit and construction facilities for The Mall of San Juan and International Market Place. In 2015, proceeds from the issuance of debt, net of payments and issuance costs were $180.2 million, generally provided by borrowings on the revolving lines of credit and the construction facility for The Mall of San Juan, partially offset by the payoff of the original loan on the U.S. headquarters building. Also in 2015, a $10 million deposit was paid in connection with the expected refinancing of The Mall at Short Hills.

In 2015, $207.5 million was paid to repurchase common stock. No common stock was repurchased in 2016. In 2016, $1.8 million was paid in connection with incentive plans, compared to $4.6 million in 2015. Total dividends and distributions paid were $259.5 million and $115.8 million in 2016 and 2015, respectively. In 2016, total dividends and distributions paid included an approximately $135 million distribution related to the excess proceeds from the refinancing of Cherry Creek Shopping Center to our joint venture partner. Distributions in 2016 also included $7.2 million in connection with the reacquisition of half of the Taubman Asia President's ownership interest in Taubman Asia. Also in 2016, a $2 million contribution was made to Taubman Asia by the president of Taubman Asia. Refer to "Note 7 - Noncontrolling Interests" in the consolidated financial statements for further discussion of this contribution.

Beneficial Interest in Debt

At June 30, 2016, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,041.5 million, with an average interest rate of 3.43% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of June 30, 2016, there are no unamortized premiums. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $821.6 million as of June 30, 2016, which includes $799.8 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2016:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,479.0	3.85%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	133.6	4.10%
Swap maturing in February 2019	475.0	3.10%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	85.5	3.58%
Swap maturing in March 2024	12.0	3.49%
	$724.0	3.35%	(1)

Floating month to month	859.2	2.29%	(1)
Total floating rate debt	$1,583.1	2.77%	(1)

Total beneficial interest in debt	$4,062.1	3.43%	(1)

Total deferred financing costs, net	$(20.6)

Net beneficial interest in debt	$4,041.5

Amortization of deferred financing costs (2)		0.27%
Average all-in rate		3.70%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at June 30, 2016, a one percent increase in interest rates on this floating rate debt would decrease cash flows by approximately $8.6 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $6.8 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $4.3 million and due to the effect of capitalized interest, increase annual earnings by approximately $3.5 million. Based on our consolidated debt and interest rates in effect at June 30, 2016, a one percent increase in interest rates would decrease the fair value of debt by approximately $160.9 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $178.5 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall at University Town Center, The Mall of San Juan, and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of June 30, 2016, the corporate total leverage ratio was the most restrictive covenant. We are in compliance with all of our loan covenants and obligations as of June 30, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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
New Developments

International Market Place, a 0.3 million square foot center, in Waikiki, Honolulu, Hawaii, is under construction. We are responsible for management, leasing, and development of the center. The center will be anchored by the only full-line Saks Fifth Avenue in Hawaii, and is scheduled to open in August 2016. We have a 93.5% interest in the project and are funding all construction costs. We had capitalized costs of $389.8 million in the project as of June 30, 2016. We are expecting an after-tax unlevered stabilized return of 7% on our share of the approximately $500 million total project cost. This project is subject to a participating ground lease. The remaining spending on the project is expected to be funded using the remaining availability under our $330.9 million construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Our joint venture with Wangfujing owns and manages a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. The center opened in April 2016 and is part of a 5.9 million square foot mixed-use project. We invested in the retail portion only, which is about 1.0 million square feet with over half of that in mall specialty stores. In April 2016, the joint venture effectively acquired the 40% noncontrolling interest for approximately $150 million, increasing the partnership interest in the project to 100%. Our share of the purchase price for the additional interest was approximately $75 million. As a result of the acquisition, our effective ownership in the center is 50%, an increase from our previous 30% effective interest.

Our second joint venture with Wangfujing owns a majority interest in and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is now scheduled to open in March 2017. In July 2016, we acquired an additional 17% interest in the project. As a result of the acquisition, our effective ownership in the center is 49%, an increase from our previous 32% effective interest. We expect the additional investment to be approximately $60 million. As of June 30, 2016, our share of total project costs was $88.8 million, which was decreased by $4.0 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will now be approximately $175 million for a 49% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Remaining spending on the project may be funded using the remaining availability under the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Our joint venture with Shinsegae is developing an approximately 1.7 million square foot shopping center, Starfield Hanam, in Hanam, South Korea. The center is scheduled to open in September 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%. As of June 30, 2016, our share of total project costs was $250.0 million, which was decreased by $8.2 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will be about $345 million for our effective 34.3% equity interest in the retail portion of the project. We are expecting a 7.5% to 8% unlevered return at stabilization. Remaining spending on the project may be funded using the remaining availability under the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

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

2016 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2016, is summarized in the following table:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$126.6	$119.4
New development projects - Asia (3) (4)			$144.4	$102.0
Existing centers:
Projects with incremental GLA or anchor replacement (5)	15.7	15.6
Projects with no incremental GLA and other (6)	24.2	23.5	1.5	0.8
Mall tenant allowances	6.1	6.0	2.8	1.4
Asset replacement costs recoverable from tenants	3.9	3.7	4.0	2.4
Corporate office improvements, technology, equipment, and other	1.7	1.7
Total	$178.2	$169.9	$152.7	$106.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for centers under construction is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balances exclude $3.9 million (at TRG's share) in net increases of total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills renovation.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2016, in addition to the costs above, we incurred our $2.3 million share of Consolidated Businesses’ and $1.3 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2016:

(in millions)
Consolidated Businesses’ capital spending	$178.2
Other differences between cash and accrual basis	12.8
Additions to properties	$191.0

Planned 2016 Capital Spending

The following table summarizes planned capital spending for 2016, including actual spending through June 30, 2016 and anticipated spending for the remainder of the year:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$245.5	$232.6
New development projects - Asia (3) (4)			$406.9	$305.0
Existing centers:
Projects with incremental GLA or anchor replacement (5)	45.9	45.5
Projects with no incremental GLA and other (6)	191.5	184.3	2.2	1.1
Mall tenant allowances	14.5	12.5	10.2	5.1
Asset replacement costs recoverable from tenants	17.6	16.9	20.0	10.7
Corporate office improvements, technology, equipment, and other	17.4	17.4
Total	$532.4	$509.2	$439.3	$321.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for centers under construction is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Includes costs related to The Mall at Green Hills renovation and purchase of the Saks Fifth Avenue property at The Mall at Short Hills.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

In March 2016, we announced our plans for the comprehensive renovation of Beverly Center. The project will cost approximately $500 million and is scheduled to be completed by the 2018 holiday season. The project will be a renovation of existing GLA and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of June 30, 2016, we had capitalized costs of $45.8 million related to this redevelopment project.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of June 30, 2016, we had capitalized costs of $53.6 million related to this redevelopment project.

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

On June 1, 2016, we declared a quarterly dividend of $0.595 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on June 30, 2016 to shareowners of record on June 15, 2016.
New Accounting Pronouncements

Refer to "Note 15 - New Accounting Pronouncements" in the consolidated financial statements, regarding our ongoing evaluation of ASU No. 2016-02, addressing leases, ASU No. 2016-01, addressing the measurement of financial assets and financial liabilities, and ASU No. 2014-09 and ASU No. 2015-14, addressing revenue recognition.

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

The following reconciliations include the supplemental earnings measures of Beneficial interest in EBITDA and FFO. Beneficial interest in EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses. We believe Beneficial interest in EBITDA generally provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and six months ended June 30, 2016, we adjusted FFO to exclude the lump sum payment of $21.7 million we received in connection with the termination of our third party leasing agreement at Crystals (see "Results of Operations - The Shops at Crystals").

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended June 30
	2016			2015
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$34.7	60,353,080	$0.58	$23.2	61,606,563	$0.38
Add impact of share-based compensation	0.1	348,622		0.1	779,479
Net income attributable to TCO common shareowners - diluted	$34.8	60,701,702	$0.57	$23.3	62,386,042	$0.37
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Add TCO's additional income tax expense				0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$36.4	60,701,702	$0.60	$25.0	62,386,042	$0.40
Add:
Noncontrolling share of income of TRG	15.1	25,060,830		10.2	25,063,389
Distributions to participating securities of TRG	0.5	871,262		0.5	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$52.0	86,633,794	$0.60	$35.7	88,320,693	$0.40
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	29.7		0.34	26.4		0.30
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.3)		(0.01)	(0.5)		(0.01)
Share of Unconsolidated Joint Ventures	11.7		0.13	8.5		0.10
Non-real estate depreciation	(0.6)		(0.01)	(0.7)		(0.01)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$89.8	86,633,794	$1.04	$67.6	88,320,693	$0.77
TCO's average ownership percentage of TRG - basic	70.7%			71.1%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$63.5		$1.04	$48.0		$0.77
Less TCO's additional income tax expense				(0.1)		—
Funds from Operations attributable to TCO's common shareowners	$63.5		$1.04	$47.9		$0.76

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$89.8	86,633,794	$1.04	$67.6	88,320,693	$0.77
Crystals lump sum fee for termination of leasing agreement	(21.7)		(0.25)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$68.1	86,633,794	$0.79	$67.6	88,320,693	$0.77
TCO's average ownership percentage of TRG - basic	70.7%			71.1%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$48.1		$0.79	$48.0		$0.77
Less TCO's additional income tax expense				(0.1)		—
Adjusted Funds from Operations attributable to TCO's common shareowners	$48.1		$0.79	$47.9		$0.76

(1)	Depreciation includes $3.7 million and $3.2 million of mall tenant allowance amortization for the three months ended June 30, 2016 and 2015, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Six Months Ended June 30
	2016			2015
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$59.3	60,314,042	$0.98	$52.9	62,319,211	$0.85
Add impact of share-based compensation	0.1	432,309		0.2	837,491
Net income attributable to TCO common shareowners - diluted	$59.5	60,746,351	$0.98	$53.0	63,156,702	$0.84
Add depreciation of TCO's additional basis	3.2		0.05	3.2		0.05
Add (less) TCO's additional income tax expense (benefit)	—		—	0.3		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense (benefit)	$62.7	60,746,351	$1.03	$56.6	63,156,702	$0.90
Add:
Noncontrolling share of income of TRG	26.0	25,061,495		22.7	25,083,637
Distributions to participating securities of TRG	1.0	871,262		1.0	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$89.7	86,679,108	$1.03	$80.2	89,111,601	$0.90
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	59.5		0.69	50.4		0.57
Depreciation of TCO’s additional basis	(3.2)		(0.04)	(3.2)		(0.04)
Noncontrolling partners in consolidated joint ventures	(2.7)		(0.03)	(1.6)		(0.02)
Share of Unconsolidated Joint Ventures	21.0		0.24	16.6		0.19
Non-real estate depreciation	(1.3)		(0.01)	(1.6)		(0.02)
Less impact of share-based compensation	(0.1)		—	(0.2)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$162.8	86,679,108	$1.88	$140.5	89,111,601	$1.58
TCO's average ownership percentage of TRG - basic	70.6%			71.3%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$115.0		$1.88	$100.2		$1.58
Add (less) TCO's additional income tax benefit (expense)	—		—	(0.3)		—
Funds from Operations attributable to TCO's common shareowners	$115.1		$1.88	$99.9		$1.57

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$162.8	86,679,108	$1.88	$140.5	89,111,601	$1.58
Crystals lump sum fee for termination of leasing agreement	(21.7)		(0.25)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$141.1	86,679,108	$1.63	$140.5	89,111,601	$1.58
TCO's average ownership percentage of TRG - basic	70.6%			71.3%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$99.7		$1.63	$100.2		$1.58
Add (less) TCO's additional income tax benefit (expense)	—		—	(0.3)		—
Adjusted Funds from Operations attributable to TCO's common shareowners	$99.7		$1.63	$99.9		$1.57

(1)	Depreciation includes $7.2 million and $6.4 million of mall tenant allowance amortization for the six months ended June 30, 2016 and 2015, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30				Six Months Ended June 30
	(in millions)
	2016		2015		2016		2015
Net income	$57.7		$42.3		$102.1		$93.3

Add (less) depreciation and amortization:
Consolidated businesses at 100%	29.7		26.4		59.5		50.4
Noncontrolling partners in consolidated joint ventures	(1.3)		(0.5)		(2.7)		(1.6)
Share of Unconsolidated Joint Ventures	11.7		8.5		21.0		16.6

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	20.6		14.8		39.7		28.3
Noncontrolling partners in consolidated joint ventures	(2.6)		(1.7)		(4.5)		(3.4)
Share of Unconsolidated Joint Ventures	13.2		11.4		24.7		22.8
Share of income tax expense	0.4		0.7		0.7		1.5

Less noncontrolling share of income of consolidated joint ventures	(1.6)		(2.7)		(4.2)		(5.3)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.5		5.0		11.4		10.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	31.9		26.5		62.8		55.0

EBITDA at 100%	$165.2		$130.6		$310.5		$268.0

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.7		12.1		23.1		24.0
Management, leasing, and development services, net	(22.3)	(1)	(1.9)		(23.2)	(1)	(3.8)
Straight-line of rents	(2.0)		(1.4)		(3.1)		(2.1)
Gain on sale of peripheral land					(0.4)
Dividend income	(0.9)		(0.9)		(1.9)		(1.7)
Interest income	(1.8)		(0.6)		(2.3)		(1.2)
Other nonoperating expense (income)	(0.8)		—		(0.7)		0.2
Unallocated operating expenses and other	12.1		8.5	(2)	22.2		17.1	(2)
Net Operating Income at 100% - all centers	$161.2		$146.4		$324.2		$300.4
Less Net Operating Income of non-comparable centers (3)	(16.4)		(10.0)		(30.3)		(21.0)
Net Operating Income at 100% - comparable centers	$144.8		$136.4		$294.0		$279.5
Lease cancellation income	(0.3)		(0.3)		(2.2)		(4.3)
Net Operating Income at 100% excluding lease cancellation income (4)	$144.6		$136.1		$291.7		$275.2

(1)
Amount includes the lump sum payment of $21.7 million received in May 2016 in connection with the termination of our third party leasing agreement for Crystals due to a change in ownership of the center.

(2)
In 2016, we stopped allocating certain corporate-level operating expenses to the centers to better reflect the performance of the centers without regard to corporate infrastructure. These expenses, which were previously recognized in other operating expenses of the centers, are now recognized in unallocated operating expenses. For the three and six months ended June 30, 2015, the comparative amount of other operating expenses allocated to the centers was $2.5 million and $6.8 million, respectively, at 100%.

(3)	Includes Beverly Center, CityOn.Xi'an, Country Club Plaza, and The Mall of San Juan.
(4) See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(5) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis.”

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material outstanding litigation as of June 30, 2016.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares have been repurchased in 2016. As of June 30, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share for a total of $304.9 million under the authorization. As of June 30, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under our existing revolving lines of credit.

The restrictions on our ability to pay dividends on our common stock are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends".

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.1	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to the Public Trustee of the City and County of Denver, Colorado for the benefit of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.1	May 10, 2016
4.2	Promissory Note A-1, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	May 10, 2016
4.3	Promissory Note A-2, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to The Prudential Insurance Company of America.	8-K		4.3	May 10, 2016
4.4	Assignment of Leases, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.4	May 10, 2016
4.5	Guaranty Agreement, dated May 6, 2016, by The Taubman Realty Group Limited Partnership in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.5	May 10, 2016
10.1	Amendment to The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	8-K		10.1	June 7, 2016
10.2	First Amendment to The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	8-K		10.2	June 7, 2016
10.3	Form Certificate of Designation of Profits Units.	8-K		10.3	June 7, 2016
10.4	Form of TRG Unit Award Agreement.	8-K		10.4	June 7, 2016
10.5	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 26, 2016, by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	April 29, 2016
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	July 29, 2016	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)