Form 10-Q
period 2016-09-30
TAUBMAN CENTERS INC
filed 2016-11-02
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016
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

☐ Yes ☒ No

As of November 1, 2016, there were outstanding 60,430,613 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets:
Properties	$4,102,661	$3,713,215
Accumulated depreciation and amortization	(1,124,324)	(1,052,027)
	$2,978,337	$2,661,188
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	621,489	433,911
Cash and cash equivalents	59,707	206,635
Restricted cash (Note 5)	1,002	6,447
Accounts and notes receivable, less allowance for doubtful accounts of $5,329 and $2,974 in 2016 and 2015	52,543	54,547
Accounts receivable from related parties	1,899	2,478
Deferred charges and other assets (Note 1)	296,187	181,304
Total Assets	$4,011,164	$3,546,510

Liabilities:
Notes payable, net (Notes 1 and 5)	$3,203,697	$2,627,088
Accounts payable and accrued liabilities	387,107	334,525
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	465,118	464,086
	$4,055,922	$3,425,699
Commitments and contingencies (Notes 5, 7, 8, 9, and 10)

Redeemable noncontrolling interest (Note 7)	$8,432

Equity:
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,029,059 and 25,044,939 shares issued and outstanding at September 30, 2016 and December 31, 2015	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both September 30, 2016 and December 31, 2015

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both September 30, 2016 and December 31, 2015

Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,405,097 and 60,233,561 shares issued and outstanding at September 30, 2016 and December 31, 2015	604	602
Additional paid-in capital	653,839	652,146
Accumulated other comprehensive income (loss) (Note 13)	(26,430)	(27,220)
Dividends in excess of net income	(543,137)	(512,746)
	$84,901	$112,807
Noncontrolling interests (Note 7)	(138,091)	8,004
	$(53,190)	$120,811
Total Liabilities and Equity	$4,011,164	$3,546,510

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues:
Minimum rents	$81,402	$77,484	$246,073	$228,920
Percentage rents	6,264	5,032	9,960	9,039
Expense recoveries	52,151	47,206	147,291	137,138
Management, leasing, and development services (Note 2)	1,399	3,367	26,323	9,665
Other	6,805	6,894	16,719	16,183
	$148,021	$139,983	$446,366	$400,945
Expenses:
Maintenance, taxes, utilities, and promotion	$39,053	$37,230	$109,908	$103,970
Other operating	18,592	12,732	57,782	40,630
Management, leasing, and development services	1,268	1,558	3,034	4,099
General and administrative (Note 9)	11,578	8,615	34,651	32,595
Interest expense	22,129	16,145	61,845	44,451
Depreciation and amortization	40,637	27,156	100,099	77,575
	$133,257	$103,436	$367,319	$303,320
Nonoperating income, net	4,569	1,010	8,715	3,712
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$19,333	$37,557	$87,762	$101,337
Income tax benefit (expense) (Note 3)	460	(584)	(284)	(2,110)
Equity in income of Unconsolidated Joint Ventures (Note 4)	15,391	15,219	49,779	46,298
Income before gain on dispositions, net of tax	$35,184	$52,192	$137,257	$145,525
Gain on dispositions, net of tax (Note 3)		437		437
Net income	$35,184	$52,629	$137,257	$145,962
Net income attributable to noncontrolling interests (Note 7)	(10,111)	(15,931)	(40,248)	(43,858)
Net income attributable to Taubman Centers, Inc.	$25,073	$36,698	$97,009	$102,104
Distributions to participating securities of TRG (Note 9)	(537)	(492)	(1,573)	(1,477)
Preferred stock dividends	(5,784)	(5,784)	(17,353)	(17,353)
Net income attributable to Taubman Centers, Inc. common shareowners	$18,752	$30,422	$78,083	$83,274

Net income	$35,184	$52,629	$137,257	$145,962
Other comprehensive income (Note 13):
Unrealized gain (loss) on interest rate instruments and other	1,520	(10,796)	(15,024)	(18,341)
Cumulative translation adjustment	7,222	(11,433)	7,529	(15,458)
Reclassification adjustment for amounts recognized in net income	3,241	3,084	8,612	8,919
	$11,983	$(19,145)	$1,117	$(24,880)
Comprehensive income	$47,167	$33,484	$138,374	$121,082
Comprehensive income attributable to noncontrolling interests	(13,744)	(10,294)	(40,937)	(36,549)
Comprehensive income attributable to Taubman Centers, Inc.	$33,423	$23,190	$97,437	$84,533

Basic earnings per common share (Note 11)	$0.31	$0.50	$1.29	$1.35

Diluted earnings per common share (Note 11)	$0.31	$0.50	$1.29	$1.34

Cash dividends declared per common share	$0.5950	$0.5650	$1.7850	$1.6950

Weighted average number of common shares outstanding – basic	60,396,902	60,713,379	60,341,863	61,778,051

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(72,061)		73,295	1	(1)				—
Repurchase of common stock (Note 6)			(3,434,703)	(34)	(250,774)				(250,808)
Share-based compensation under employee and director benefit plans (Note 9)			295,749	3	15,360				15,363
Adjustments of noncontrolling interests (Notes 7 and 14)					68,993	(198)		(78,091)	(9,296)
Dividends and distributions							(122,648)	(50,786)	(173,434)
Other					11		(431)		(420)
Net income							102,104	43,858	145,962
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(12,953)		(5,388)	(18,341)
Cumulative translation adjustment						(10,917)		(4,541)	(15,458)
Reclassification adjustment for amounts recognized in net income						6,299		2,620	8,919
Balance, September 30, 2015	39,544,939	$25	60,258,750	$603	$649,550	$(32,837)	$(504,163)	$9,252	$122,430

Balance, January 1, 2016	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811
Issuance of stock pursuant to Continuing Offer (Notes 9 and 10)	(15,880)		15,880						—
Share-based compensation under employee and director benefit plans (Note 9)			155,656	2	13,106				13,108
Taubman Asia President redeemable equity adjustment (Note 7)					(13,582)				(13,582)
Adjustments of noncontrolling interests (Note 7)					2,167			(2,529)	(362)
Dividends and distributions (excludes $7,150 of distributions attributable to redeemable noncontrolling interest) (Note 7)							(126,703)	(184,503)	(311,206)
Other					2		(697)		(695)
Net income (excludes $362 of net loss attributable to redeemable noncontrolling interest) (Note 7)							97,009	40,610	137,619
Other comprehensive income (Note 13):
Unrealized loss on interest rate instruments and other						(10,615)		(4,409)	(15,024)
Cumulative translation adjustment						5,320		2,209	7,529
Reclassification adjustment for amounts recognized in net income						6,085		2,527	8,612
Balance, September 30, 2016	39,529,059	$25	60,405,097	$604	$653,839	$(26,430)	$(543,137)	$(138,091)	$(53,190)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2016	2015
Cash Flows From Operating Activities:
Net income	$137,257	$145,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,099	77,575
Provision for bad debts	4,731	2,209
Gain on sales of peripheral land	(1,827)
Other	12,909	11,497
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(13,363)	(4,777)
Accounts payable and accrued liabilities	2,117	886
Net Cash Provided By Operating Activities	$241,923	$233,352

Cash Flows From Investing Activities:
Additions to properties	$(377,192)	$(335,169)
Proceeds from sales of peripheral land	11,258
Cash drawn from (provided to) escrow or deposits related to center construction projects (Note 2)	(103,463)	25,061
Contributions to Unconsolidated Joint Ventures	(42,322)	(73,746)
Contribution for acquisition of Country Club Plaza (Note 2)	(314,245)
Distributions from Unconsolidated Joint Ventures in excess of income (Note 2)	177,614	136
Other	61	719
Net Cash Used In Investing Activities	$(648,289)	$(382,999)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$209,505
Debt proceeds	732,081	$1,131,347
Debt payments	(365,978)	(561,680)
Debt issuance costs	(1,620)	(12,884)
Repurchase of common stock		(250,808)
Issuance of common stock and/or partnership units in connection with incentive plans	1,806	4,594
Distributions to noncontrolling interests (Notes 5 and 7)	(191,653)	(50,786)
Distributions to participating securities of TRG	(1,573)	(1,477)
Contributions from noncontrolling interests (Note 7)	2,000
Cash dividends to preferred shareowners	(17,353)	(17,353)
Cash dividends to common shareowners	(107,777)	(103,818)
Net Cash Provided By Financing Activities	$259,438	$137,135

Net Decrease In Cash and Cash Equivalents	$(146,928)	$(12,512)

Cash and Cash Equivalents at Beginning of Period	206,635	276,423

Cash and Cash Equivalents at End of Period	$59,707	$263,911

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2016 included 23 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China.

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

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a variable interest entity and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have participating rights over annual operating budgets, capital spending, refinancing, or sale of the property. The Company provides its beneficial interest in certain financial information of its Unconsolidated Joint Ventures (Notes 4 and 5). This beneficial information is derived as the Company's ownership interest in the investee multiplied by the specific financial statement item being presented. Investors are cautioned that deriving the Company's beneficial interest in this manner may not accurately depict the legal and economic implications of holding a noncontrolling interest in the investee.

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

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of September 30, 2016. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

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

Outstanding voting securities of the Company at September 30, 2016 consisted of 25,029,059 shares of Series B Preferred Stock and 60,405,097 shares of common stock.

The Operating Partnership

At September 30, 2016, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at September 30, 2016 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the nine months ended September 30, 2016 and 2015 was 71%. At September 30, 2016, the Operating Partnership had 85,451,376 partnership units outstanding, of which the Company owned 60,405,097 units. Disclosures about partnership units outstanding exclude Profits Units granted or other share-based grants for which partnership units may eventually be issued (Note 9).

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

Management’s Responsibility to Evaluate the Company’s Ability to Continue as a Going Concern

In connection with the Company's adoption of ASU No. 2014-15 "Presentation of Financial Statements - Going Concern" on January 1, 2016, when preparing financial statements for each annual and interim reporting period, management now has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q.

Note 2 - Acquisition, Redevelopments, Developments, and Service Agreement

Acquisition

Country Club Plaza

In March 2016, a joint venture that the Company formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG's share) in cash, excluding transaction costs. The Company has a 50% ownership interest in the center, which is jointly managed by both companies. The Company's ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. The joint venture determined the fair value of assets acquired and liabilities assumed upon acquisition. Also, in March 2016, a 10-year, $320 million ($160 million at TRG's share) non-recourse financing was completed for this center.

U.S. Redevelopments and Development

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills, which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of September 30, 2016, the Company's total capitalized costs related to these redevelopment projects were $128.4 million.

International Market Place

International Market Place, a 0.3 million square foot center in Waikiki, Honolulu, Hawaii, opened in August 2016. The center is anchored by Saks Fifth Avenue. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. The Company is funding all costs of the development.

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

CityOn.Zhengzhou

The Company also has a second joint venture with Wangfujing which owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center, CityOn.Zhengzhou, under construction in Zhengzhou, China. The center is scheduled to open in March 2017. In July 2016, the Company acquired an additional 17% interest in the project. As a result of the acquisition, the Company’s effective ownership in the center is 49%, an increase from the Company's previous 32% effective interest. The Company expects the additional investment to be approximately $60 million, including the purchase price of the 17% interest as well as future funding of construction at the increased ownership percentage. As of September 30, 2016, the Company's share of total project costs was $157.5 million, which was decreased by $4.2 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Starfield Hanam

The Company's joint venture with Shinsegae Group, one of South Korea's largest retailers, owns and manages an approximately 1.7 million square foot shopping center, Starfield Hanam, located in Hanam, South Korea. The shopping center opened in September 2016. The Company has partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. The institutional partner owns 14.7% of the center, bringing the Company's effective ownership to 34.3%. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

Restricted Deposits

During 2016, the Company provided $108.2 million of restricted deposits related to its Asia joint ventures and other investments. These deposits are classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Federal current	$52	$1,092	$1,849	$1,848
Federal deferred	(666)	134	(1,852)	29
Foreign current	72	(178)	222	588
Foreign deferred	168	(24)	99	(180)
State current	45	(856)	252	(601)
State deferred	(131)	(21)	(286)	(11)
Total income tax expense (benefit)	$(460)	$147	$284	$1,673
Less income tax benefit allocated to Gain on Dispositions (1)		437		437
Total income tax expense (benefit)	$(460)	$584	$284	$2,110

(1)
Amount represents an adjustment of the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The adjustment is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income.

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 were as follows:

	2016	2015
Deferred tax assets:
Federal	$2,677	$1,427
Foreign	1,726	1,676
State	1,037	944
Total deferred tax assets	$5,440	$4,047
Valuation allowances	(1,754)	(1,913)
Net deferred tax assets	$3,686	$2,134
Deferred tax liabilities:
Federal		$602
Foreign	$663	501
State		70
Total deferred tax liabilities	$663	$1,173

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

Shopping Center	Ownership as of September 30, 2016 and December 31, 2015
CityOn.Xi'an (1)	50/30%
CityOn.Zhengzhou (under construction)	Note 2
Country Club Plaza (2)	50/0
Fair Oaks	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Hanam	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of September 30, 2016 and December 31, 2015 excludes the balances of Starfield Hanam, which opened in September 2016, as well as CityOn.Zhengzhou, which is under construction (Note 2). In addition, the combined information of the Unconsolidated Joint Ventures as of December 31, 2015 excluded the balances of CityOn.Xi'an, which was under construction as of December 31, 2015 (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	September 30, 2016	December 31, 2015
Assets:
Properties	$2,558,697	$1,628,492
Accumulated depreciation and amortization	(637,141)	(589,145)
	$1,921,556	$1,039,347
Cash and cash equivalents	38,990	36,047
Accounts and notes receivable, less allowance for doubtful accounts of $3,278 and $1,602 in 2016 and 2015	59,700	42,361
Deferred charges and other assets (1)	76,407	32,660
	$2,096,653	$1,150,415

Liabilities and accumulated deficiency in assets:
Notes payable, net (1)(2)	$2,298,698	$1,994,298
Accounts payable and other liabilities	304,212	70,539
TRG's accumulated deficiency in assets	(299,486)	(512,256)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	(206,771)	(402,166)
	$2,096,653	$1,150,415

TRG's accumulated deficiency in assets (above)	$(299,486)	$(512,256)
TRG's investment in Starfield Hanam and centers under construction (Note 2)	283,025	296,847
TRG basis adjustments, including elimination of intercompany profit	121,275	132,218
TCO's additional basis	51,557	53,016
Net investment in Unconsolidated Joint Ventures	$156,371	$(30,175)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	465,118	464,086
Investment in Unconsolidated Joint Ventures	$621,489	$433,911

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

(2)
The Notes Payable, Net amounts exclude the construction financings outstanding for Starfield Hanam of $335.2 million ($115.0 million at TRG's share) and $52.9 million ($18.1 million at TRG's share) as of September 30, 2016 and December 31, 2015, respectively, and CityOn.Zhengzhou of $73.5 million ($36.0 million at TRG's share) and $44.7 million ($14.2 million at TRG's share) as of September 30, 2016 and December 31, 2015, respectively, and the related debt issuance costs.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues	$119,277	$91,000	$325,231	$271,332
Maintenance, taxes, utilities, promotion, and other operating expenses	$43,248	$28,922	$114,960	$85,203
Interest expense	26,583	21,390	73,669	63,937
Depreciation and amortization	26,613	13,899	61,736	40,305
Income tax expense	315		315
Total operating costs	$96,759	$64,211	$250,680	$189,445
Nonoperating income (expense)	(594)	(1)	512	4
Net income	$21,924	$26,788	$75,063	$81,891

Net income attributable to TRG	$11,058	$14,636	$40,851	$45,124
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	4,821	1,071	10,388	2,634
Depreciation of TCO's additional basis	(488)	(488)	(1,460)	(1,460)
Equity in income of Unconsolidated Joint Ventures	$15,391	$15,219	$49,779	$46,298

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$44,975	$35,308	$125,102	$105,725
Interest expense	(14,274)	(11,431)	(39,009)	(34,199)
Depreciation and amortization	(14,995)	(8,658)	(35,999)	(25,228)
Income tax expense	(315)		(315)
Equity in income of Unconsolidated Joint Ventures	$15,391	$15,219	$49,779	$46,298

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries	Unconsolidated Joint Ventures
Debt as of:
September 30, 2016	$3,203,697		$2,703,586		$2,899,417	$1,385,282
December 31, 2015 (1)	2,627,088		2,087,552		2,468,451	1,116,395

Capitalized interest:
Nine Months Ended September 30, 2016	$17,892	(2)	$2,188	(3)	$17,841	$2,188	(3)
Nine Months Ended September 30, 2015	24,569	(2)	289		23,693	145

Interest expense:
Nine Months Ended September 30, 2016	$61,845		$73,669		$54,459	$39,009
Nine Months Ended September 30, 2015	44,451		63,937		39,357	34,199

(1)	The December 31, 2015 balances have been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

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

Upcoming Maturities

The construction facility for The Mall of San Juan matures in April 2017. As of September 30, 2016, the outstanding balance of this construction facility was $296.4 million. The Company is currently evaluating options related to exercising the initial one-year extension option, refinancing, or paying off this construction facility.

The $65.0 million secured secondary revolving credit facility matures in April 2017. The Company will evaluate its options related to the extension of this facility.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall of San Juan and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of September 30, 2016, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of September 30, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction financing facility as of September 30, 2016 was $236.1 million. Accrued but unpaid interest as of September 30, 2016 was $0.4 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the financing of the construction facility at The Mall at University Town Center, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional guarantee of 25% of the construction loan principal balance and 50% of all accrued but unpaid interest during the term of the loan. The maximum amount of the construction facility was $225 million. The outstanding balance of The Mall at University Town Center construction financing facility as of September 30, 2016 was $221.5 million. Accrued but unpaid interest as of September 30, 2016 was $0.4 million. In October 2016, a 10-year, $280 million non-recourse refinancing was completed for the center and the proceeds from the borrowing were used to pay off the outstanding balance of the construction facility. Upon repayment, the Operating Partnership was released from all guarantees related to the former construction facility.

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The maximum amount of the construction facility is $320 million. The outstanding balance of The Mall of San Juan construction financing facility as of September 30, 2016 was $296.4 million. Accrued but unpaid interest as of September 30, 2016 was $0.3 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of September 30, 2016, the interest rate swap was in a liability position of $6.5 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of September 30, 2016 and December 31, 2015, the Company’s cash balances restricted for these uses were $1.0 million and $6.4 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Equity Transactions

In August 2013, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its outstanding common stock. In March 2015, the Company's Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. The Company may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares have been repurchased in 2016. As of September 30, 2016, the Company cumulatively repurchased 4,247,867 shares of its common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of September 30, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of the Company’s stock repurchased, one of the Company’s Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

Note 7 - Noncontrolling Interests

Redeemable Noncontrolling Interests

Taubman Asia President

The Company's president of Taubman Asia (the Asia President) has an ownership interest in Taubman Asia, a consolidated subsidiary. As of September 30, 2016, this interest entitled the Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Asia President has the ability to put, the Asia President’s ownership interest upon specified terminations of the Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into level 3 of the fair value hierarchy, taking into account the proportion of the Asia President's services rendered before he is fully vested. As of September 30, 2016, the carrying amount of this redeemable equity was $8.4 million. Any adjustments to the redemption value are recorded through equity.

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

International Market Place

The Company owns a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii, which opened in August 2016. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both September 30, 2016 and December 31, 2015. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interest

2016
Balance, January 1
Taubman Asia President vested redeemable equity	$13,582
Distributions	(7,150)
Contributions	2,000
Allocation of net loss	(362)
Adjustments of redeemable noncontrolling interest	362
Balance, September 30	$8,432

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of September 30, 2016 and December 31, 2015 included the following:

	2016	2015
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(157,373)	$(23,569)
Noncontrolling interests in partnership equity of TRG	19,282	31,573
	$(138,091)	$8,004

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended September 30, 2016 and September 30, 2015 included the following:

	2016	2015
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,779	$2,780
Noncontrolling share of income of TRG	8,449	13,151
	$10,228	$15,931
Redeemable noncontrolling interest:	(117)
	$10,111	$15,931

Net income (loss) attributable to the noncontrolling interests for the nine months ended September 30, 2016 and September 30, 2015 included the following:

	2016	2015
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$6,175	$8,043
Noncontrolling share of income of TRG	34,435	35,815
	$40,610	$43,858
Redeemable noncontrolling interest:	(362)
	$40,248	$43,858

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the nine months ended September 30, 2016 and September 30, 2015:

	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners	$78,083	$83,274
Transfers from the noncontrolling interest:
Increase in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	2,167	68,993
Net transfers from noncontrolling interests	2,167	68,993
Change from net income attributable to Taubman Centers, Inc. and transfers from noncontrolling interests	$80,250	$152,267

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

Finite Life Entities

Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2016, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $360 million at September 30, 2016, compared to a book value of $(157.4) million that is classified in Noncontrolling Interests on the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of September 30, 2016, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.45%	(1)	3.10%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	133,090	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	133,090	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	169,794	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

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

The Company expects that approximately $8.1 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

During the three months ended September 30, 2016 and September 30, 2015, the Company recognized $0.5 million of hedge ineffectiveness income and $0.3 million of hedge ineffectiveness expense, respectively, related to the swaps used to hedge the unsecured term loan. The hedge ineffectiveness for both periods was recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. In addition, during the three months ended September 30, 2015, the Company recorded a loss of $0.2 million in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income related to the Starfield Hanam swap prior to its hedge inception in September 2015.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30			Three Months Ended September 30
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$2,933	$(5,108)	Interest Expense	$(1,446)	$(1,825)
Interest rate contracts – UJVs	1,682	(2,434)	Equity in Income of UJVs	(940)	(1,128)
Cross-currency interest rate swap – UJV	146	(170)	Equity in Income of UJVs	(855)	(131)
Total derivatives in cash flow hedging relationships	$4,761	$(7,712)		$(3,241)	$(3,084)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2016 and September 30, 2015, the Company recognized $0.2 million of hedge ineffectiveness income and $0.5 million of hedge ineffectiveness expense, respectively, related to the swaps used to hedge the unsecured term loan. The hedge ineffectiveness for both periods was recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. In addition, during the nine months ended September 30, 2015, the Company recorded a loss of $0.2 million in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income related to the Starfield Hanam swap prior to its hedge inception in September 2015.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30			Nine Months Ended September 30
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(4,366)	$(6,900)	Interest Expense	$(4,457)	$(5,412)
Interest rate contracts – UJVs	(1,712)	(2,352)	Equity in Income of UJVs	(2,876)	(3,376)
Cross-currency interest rate swap – UJV	(334)	(170)	Equity in Income of UJVs	(1,279)	(131)
Total derivatives in cash flow hedging relationships	$(6,412)	$(9,422)		$(8,612)	$(8,919)

The Company records all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported on the Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015.

		Fair Value
	Consolidated Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(10,227)	$(6,077)
Interest rate contracts – UJVs	Investment in UJVs	(6,686)	(4,974)
Cross-currency interest rate swap – UJV	Investment in UJVs	(1,542)	(11)
Total liabilities designated as hedging instruments		$(18,455)	$(11,062)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of recourse indebtedness on the Company or the Operating Partnership's indebtedness. As of September 30, 2016, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of September 30, 2016 and December 31, 2015, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $18.5 million and $11.1 million, respectively. As of September 30, 2016 and December 31, 2015, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 12 for fair value information on derivatives.

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

The compensation cost charged to income for the Company’s share-based compensation plans was $3.2 million and $9.2 million for the three and nine months ended September 30, 2016, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $1.3 million and $8.9 million for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2015, a reversal of $2.7 million and $2.0 million, respectively, of prior period share-based compensation expense was recognized upon the announcement of an executive management transition as a reduction of General and Administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Income. Compensation cost capitalized as part of properties and deferred leasing costs was $0.6 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $1.6 million for the three and nine months ended September 30, 2015, respectively.

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

Options

A summary of option activity for the nine months ended September 30, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2016	292,543	$46.60	1.4	$35.50	-	$51.15
Exercised	(89,957)	42.66
Outstanding at September 30, 2016	202,586	$48.35	1.0	$45.90	-	$51.15

Fully vested options at September 30, 2016	202,586	$48.35	1.0

No options were granted during the nine months ended September 30, 2016.

As of September 30, 2016, all options outstanding were fully vested, and there was no unrecognized compensation cost related to options.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $5.3 million as of September 30, 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $2.4 million and $10.0 million, respectively. Cash received from option exercises for the nine months ended September 30, 2016 and 2015 was $3.8 million and $6.8 million, respectively.

Under both the prior option plan and the 2008 Omnibus Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company’s chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As the Operating Partnership pays distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. Under an amendment executed in January 2011 and subsequent deferral elections (the latest being made in September 2016), beginning in December 2022 (unless Mr. Taubman retires earlier), the deferred partnership units will be issued in five annual installments. The deferred units are accounted for as participating securities of the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of Restricted TRG Profits Units activity for the nine months ended September 30, 2016 is presented below:

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	68,045	59.89
Outstanding at September 30, 2016	68,045	$59.89

None of the Restricted TRG Profits Units outstanding at September 30, 2016 were vested. As of September 30, 2016, there was $3.5 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.3 years.

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

A summary of relative TSR Performance-based TRG Profits Units activity for the nine months ended September 30, 2016 is presented below:

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	119,123	26.42
Outstanding at September 30, 2016	119,123	$26.42

None of the Relative TSR Performance-based TRG Profits Units outstanding at September 30, 2016 were vested. As of September 30, 2016, there was $2.8 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of NOI Performance-based TRG Profits Units activity for the nine months ended September 30, 2016 is presented below:

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted (1)	119,123	19.41
Outstanding at September 30, 2016	119,123	$19.41

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

None of the NOI Performance-based TRG Profits Units outstanding at September 30, 2016 were vested. As of September 30, 2016, there was $2.0 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

A summary of PSU activity for the nine months ended September 30, 2016 is presented below:

	Number of Performance Share Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	255,478		$134.52
Vested	(44,866)	(1)	96.61
Forfeited	(33,529)		142.69
Outstanding at September 30, 2016	177,083		$142.59

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the nine months ended September 30, 2016 was zero. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

None of the PSU outstanding at September 30, 2016 were vested. As of September 30, 2016, there was $3.9 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 1.0 years.

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

A summary of RSU activity for the nine months ended September 30, 2016 is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	283,353	$69.93
Vested	(89,986)	71.57
Granted	55,888	73.42
Forfeited	(16,282)	69.13
Outstanding at September 30, 2016	232,973	$70.20

None of the RSU outstanding at September 30, 2016 were vested. As of September 30, 2016, there was $5.9 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.7 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in the Operating Partnership in 1992, the Company entered into an agreement (as later amended and restated, the Cash Tender Agreement) with A. Alfred Taubman, as trustee of the A. Alfred Taubman Restated Revocable Trust (the Revocable Trust) and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in the Operating Partnership, whereby each of the Revocable Trust and TVG has the right to tender to the Company partnership units in the Operating Partnership (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender except as provided below with respect to the Company’s right to finance the purchase through the sale of new shares of its stock. TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the person making a tender, partnership units in the Operating Partnership held by members of A. Alfred Taubman’s family and partnership units held by entities in which his family members hold interests may be included in such a tender. Upon the death of A. Alfred Taubman in April 2015, the successor trustees of the Revocable Trust (Robert S. Taubman, William S. Taubman and Gayle Taubman Kalisman) act on behalf of the Revocable Trust. In September 2016, the Revocable Trust distributed all of its directly held partnership units in the Operating Partnership to Robert S. Taubman, William S. Taubman and Gayle Taubman Kalisman, who then, through a series of transfers, transferred those partnership units to TF Associates LLC (TF), an entity owned by trusts for the benefit of their children. As a result of those transfers, TF succeeded to the Revocable Trust’s rights under the Cash Tender Agreement.

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

Based on a market value at September 30, 2016 of $74.41 per share for the Company's common stock, the aggregate value of interests in the Operating Partnership that may be tendered under the Cash Tender Agreement was $1.8 billion. The purchase of these interests at September 30, 2016 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

Continuing Offer

The Company has made a continuing, irrevocable offer to all present holders (other than a certain excluded holder, currently TVG), permitted assignees of all present holders, those future holders of partnership interests in the Operating Partnership as the Company may, in its sole discretion, agree to include in the continuing offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership (the Continuing Offer). Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$18,752	$30,422	$78,083	$83,274
Impact of additional ownership of TRG	42	109	171	305
Diluted	$18,794	$30,531	$78,254	$83,579

Shares (Denominator) – basic	60,396,902	60,713,379	60,341,863	61,778,051
Effect of dilutive securities	434,161	712,736	432,926	795,906
Shares (Denominator) – diluted	60,831,063	61,426,115	60,774,789	62,573,957

Earnings per common share – basic	$0.31	$0.50	$1.29	$1.35
Earnings per common share – diluted	$0.31	$0.50	$1.29	$1.34

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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Weighted average noncontrolling partnership units outstanding	3,979,571	3,983,268	3,991,803	4,058,747
Unissued partnership units under unit option deferral elections	871,262	871,262	871,262	871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of September 30, 2016 Using		Fair Value Measurements as of December 31, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$15,437		$14,346
Total assets	$15,437	$—	$14,346	$—

Derivative interest rate contracts (Note 8)		$(10,227)		$(6,077)
Total liabilities		$(10,227)		$(6,077)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

At both September 30, 2016 and December 31, 2015, the Company owned 590,124 partnership units in Simon Property Group Limited Partnership. The fair value of the partnership units, which is derived from Simon Property Group's common stock price and therefore falls into Level 2 of the fair value hierarchy, was $122.2 million at September 30, 2016 and $114.7 million at December 31, 2015. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $77.7 million at both September 30, 2016 and December 31, 2015.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2016 and December 31, 2015, the Company primarily employed the credit spreads at which the debt was originally issued. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of September 30, 2016 or December 31, 2015. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at September 30, 2016 and December 31, 2015 were as follows:

	2016		2015
	Carrying Value	Fair Value	Carrying Value (1)	Fair Value
Notes payable, net	$3,203,697	$3,266,688	$2,627,088	$2,609,582

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2016 by $155.8 million or 4.8%.

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

See Note 8 regarding additional information on derivatives.

Note 13 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the nine months ended September 30, 2016 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2016	$(10,890)	$(16,330)	$(27,220)	$(4,531)	$5,595	$1,064
Other comprehensive income (loss) before reclassifications	5,320	(10,615)	(5,295)	2,209	(4,409)	(2,200)
Amounts reclassified from AOCI		6,085	6,085		2,527	2,527
Net current period other comprehensive income (loss)	$5,320	$(4,530)	$790	$2,209	$(1,882)	$327
Adjustments due to changes in ownership	(7)	7	—	7	(7)	—
September 30, 2016	$(5,577)	$(20,853)	$(26,430)	$(2,315)	$3,706	$1,391

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the nine months ended September 30, 2015 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2015	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838
Other comprehensive income (loss) before reclassifications	(10,917)	(12,953)	(23,870)	(4,541)	(5,388)	(9,929)
Amounts reclassified from AOCI		6,299	6,299		2,620	2,620
Net current period other comprehensive income (loss)	$(10,917)	$(6,654)	$(17,571)	$(4,541)	$(2,768)	$(7,309)
Adjustments due to changes in ownership	1	(199)	(198)	(1)	199	198
September 30, 2015	$(11,017)	$(21,820)	$(32,837)	$(4,583)	$3,310	$(1,273)

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2016:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$4,457	Interest Expense
Realized loss on interest rate contracts - UJVs	2,876	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	1,279	Equity in Income of UJVs
Total reclassifications for the period	$8,612

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$5,412	Interest Expense
Realized loss on interest rate contracts - UJVs	3,376	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	131	Equity in Income of UJVs
Total reclassifications for the period	$8,919

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the nine months ended September 30, 2016 and 2015, net of amounts capitalized of $17.9 million and $24.6 million, respectively, was $56.4 million and $43.7 million, respectively. Income taxes paid for the nine months ended September 30, 2016 and 2015 were $2.8 million and $2.1 million, respectively. The following non-cash investing and financing activities occurred during the nine months ended September 30, 2016 and 2015.

	2016	2015
Recapitalization of The Mall of San Juan joint venture (1)		$9,296
Other non-cash additions to properties	$89,377	75,880

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

Note 15 - New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments", which provides guidance for the presentation of certain cash receipts and payments, including the classification of distributions received from equity method investees. ASU No. 2016-15 provides companies with two alternatives of presentation; the nature of the distribution approach or the cumulative earnings approach. ASU No. 2016-15 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. Early adoption of this ASU is permitted, including adoption in an interim period. The Company is currently evaluating the application of this ASU and its effect on the Company’s Consolidated Statement of Cash Flows.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events and performance. Actual results may differ materially from those expected because of various risks and uncertainties. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the Securities and Exchange Commission (SEC), and in particular those set forth under "Risk Factors" in our most recent Annual Report on Form 10-K. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

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

References in this discussion to “beneficial interest” refer to our ownership or pro-rata share of the item being discussed. Investors are cautioned that deriving our beneficial interest as our ownership interest in individual financial statement items may not accurately depict the legal and economic implications of holding a noncontrolling interest in an investee.

The comparability of information used in measuring performance is affected by the opening of Starfield Hanam in September 2016 (See "Results of Operations - Taubman Asia"), the opening of International Market Place in August 2016 (See "Results of Operations - U.S. Development"), the opening of CityOn.Xi'an in April 2016 (See "Results of Operations - Taubman Asia"), the acquisition of Country Club Plaza in March 2016 (See "Results of Operations - Acquisition - Country Club Plaza"), the opening of The Mall of San Juan in March 2015 (See "Results of Operations - U.S. Development"), and the redevelopment of Beverly Center beginning in 2016 (See "Liquidity and Capital Resources - Capital Spending - Planned 2016 Capital Spending"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2015 have been restated to include comparable centers to 2016. This affects the comparability of our operating results period over period. Additionally, The Mall at University Town Center has also been excluded from comparable trailing 12-month statistics reported for 2016 and 2015 as the center was not open for the entire 12 months ended September 30, 2015. Also, the seven centers sold to an affiliate of Starwood in October 2014 have been excluded from comparable trailing 12-month statistics reported for 2015 as the centers were not owned at September 30, 2016.

Current Operating Trends

Our comparable mall tenants reported a 0.4% increase in mall tenant sales per square foot in the third quarter of 2016 from the same period in 2015. For the nine months ended September 30, 2016, our comparable mall tenant sales per square foot decreased 1.1% from the comparable period in 2015. For the trailing 12-month period ended September 30, 2016, mall tenant sales per square foot were $790, a 1.5% decrease from $802 for the trailing 12-month period ended September 30, 2015.

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

Mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended September 30 (1)
	2016	2015
Consolidated Businesses:
Minimum rents	9.4%	9.0%
Percentage rents	0.5	0.6
Expense recoveries	4.7	4.5
Mall tenant occupancy costs	14.6%	14.1%
Unconsolidated Joint Ventures:
Minimum rents	9.0%	8.6%
Percentage rents	0.4	0.4
Expense recoveries	4.7	4.3
Mall tenant occupancy costs	14.1%	13.3%
Combined:
Minimum rents	9.2%	8.8%
Percentage rents	0.4	0.5
Expense recoveries	4.7	4.4
Mall tenant occupancy costs	14.4%	13.7%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

(2)	Amounts in this table may not add due to rounding.

Mall tenant ending occupancy and leased space statistics as of September 30, 2016 and 2015 are as follows:

	2016 (1)	2015 (1)
Ending occupancy - all centers	93.6%	92.2%
Ending occupancy - comparable centers	95.0	94.0
Leased space - all centers	95.9	96.3
Leased space - comparable centers	96.7	97.3

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from mall tenants. The spread between comparable center leased space and occupied space, at 1.7% this quarter, is consistent with our history of 1% to 3% in the third quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Average rent per square foot: (1)
Consolidated Businesses	$62.83	$61.78	$64.07	$61.17
Unconsolidated Joint Ventures	57.46	56.92	58.02	57.34
Combined	60.23	59.44	61.16	59.34

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended September 30 (1) (2)
	2016	2015
Opening base rent per square foot:
Consolidated Businesses	$82.36	$71.29
Unconsolidated Joint Ventures	60.37	60.89
Combined	72.85	66.96
Square feet of GLA opened:
Consolidated Businesses	447,807	502,580
Unconsolidated Joint Ventures	340,874	357,511
Combined	788,681	860,091
Closing base rent per square foot:
Consolidated Businesses	$66.95	$56.34
Unconsolidated Joint Ventures	49.83	52.27
Combined	60.07	54.59
Square feet of GLA closed:
Consolidated Businesses	459,800	498,691
Unconsolidated Joint Ventures	308,992	378,457
Combined	768,792	877,148
Releasing spread per square foot:
Consolidated Businesses	$15.41	$14.95
Unconsolidated Joint Ventures	10.54	8.62
Combined	12.78	12.37
Releasing spread per square foot growth:
Consolidated Businesses	23.0%	26.5%
Unconsolidated Joint Ventures	21.2%	16.5%
Combined	21.3%	22.7%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

	2016			2015
	3rd Quarter	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$1,132,953	$1,123,375	$1,096,483	$4,821,329	$1,490,636	$1,112,374	$1,117,744	$1,100,575
All Centers	1,319,794	1,293,120	1,202,268	5,177,988	1,600,739	1,197,976	1,203,516	1,175,757
Revenues and nonoperating income, net-
Consolidated Businesses	$152,590	$161,566	$140,925	$562,428	$157,771	$140,993	$133,429	$130,235
Ending occupancy:
Comparable	95.0%	93.8%	93.2%	95.2%	95.2%	94.0%	93.0%	92.4%
All Centers	93.6	92.5	92.5	94.2	94.2	92.2	90.6	89.8
Leased space:
Comparable	96.7%	96.2%	95.9%	96.9%	96.9%	97.3%	97.0%	95.5%
All Centers	95.9	95.6	95.1	96.1	96.1	96.3	95.7	93.7

(1)Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations during the three and nine months ended September 30, 2016 and 2015, or are expected to affect operations in the future.

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
U.S. Development

In August 2016, International Market Place opened in Waikiki, Honolulu, Hawaii. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information. The 0.3 million square foot center is anchored by Saks Fifth Avenue.

In March 2015, The Mall of San Juan opened in San Juan, Puerto Rico. The 0.6 million square foot center is anchored by the Caribbean's first Nordstrom and Saks Fifth Avenue. In April 2015, we acquired an additional 15% interest in The Mall of San Juan, bringing our ownership in the center to 95%. The additional interest was acquired at cost.

Taubman Asia

We have a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, which owns an interest in a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza in Xi'an, China, which opened in April 2016. We also have a joint venture with Wangfujing to develop a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which is scheduled to open in March 2017. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Also, we have invested in a shopping center, Starfield Hanam, in Hanam, South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), that opened in September 2016. At opening, the center was over 98% occupied. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information.

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

Debt and Equity Transactions

In October 2016, a 10-year, $280 million non-recourse refinancing was completed for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture. The payments on the loan, which bears interest at an all-in fixed rate of 3.45%, are interest only for six years, and then amortizes principal based on 30 years. The proceeds from the borrowing were used to pay off the $225 million balance of the existing LIBOR plus 1.70% floating rate construction facility, which was scheduled to mature in October 2016. The remaining net proceeds, net of accrued interest and financing costs, were distributed to the joint venture partners based on ownership percentages. Our nearly $30 million share of excess proceeds was used to pay down our revolving lines of credit.
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

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares have been repurchased in 2016. As of September 30, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of September 30, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under our existing revolving lines of credit.

See "Liquidity and Capital Resources - Upcoming Maturities" for a discussion of our upcoming maturities.

Center Operations

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the three months ended September 30, 2016, comparable center NOI excluding lease cancellation income was up 4.5% over the same period in 2015. For the nine months ended September 30, 2016, comparable center NOI excluding lease cancellation income was up 5.5% over the same period in 2015.

For the nine months ended September 30, 2016, we recognized our $2.1 million share of lease cancellation income.

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. As these projects open, interest capitalization generally ends and we begin recognizing interest expense. In 2016, we have experienced an increase in interest expense as compared to 2015 primarily due to the opening of three ground-up development projects. Additionally, we continue to expect interest expense to increase in 2017 due to the previously mentioned openings in 2016, as well as the opening of an additional center in 2017. Beneficial interest in construction work in progress totaled $363.6 million as of September 30, 2016, which includes $339.6 million of assets on which interest is being capitalized.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

The following is a comparison of our results for the three months ended September 30, 2016 and 2015, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the three months ended September 30, 2016 were $148.0 million, an $8.0 million or 5.7% increase from the comparable period in 2015. Minimum rents and expense recoveries both increased partially due to the opening of International Market Place in August 2016.

In addition to the opening of International Market Place, the following impacted the growth in total revenues:

•	the increase in minimum rents was further attributable to increases in average rent per square foot and occupancy;

•	the increase in percentage rents was primarily attributable to certain post-closing adjustments relating to the portfolio of centers sold to Starwood in 2014;

•
the increase in expense recoveries was also due to certain post-closing adjustments relating to the portfolio of centers sold to Starwood in 2014, as well as increases in occupancy at The Mall of San Juan, and increases in fixed common area maintenance revenues; and

•
the decrease in revenue from management, leasing, and development services was primarily due to a decrease in fees for Studio City, which opened in October 2015, as well as a decrease in fees from Crystals due to the termination of our third party leasing agreement in May 2016.

Total expenses for the three months ended September 30, 2016 were $133.3 million, a $29.8 million or 28.8% increase from the comparable period in 2015. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation expense all increased partially due to the opening of International Market Place in August 2016.

In addition to the opening of International Market Place, the following impacted the increase in total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was also due to increased expenses at The Mall of San Juan;

•	the increase in other operating expense was further attributable to certain corporate level cost allocations no longer made to unconsolidated centers and an increase in Asia expenses;

•
the increase in interest expense was primarily due to the completion of interest capitalization for The Mall of San Juan and on our equity in CityOn.Xi'an and Starfield Hanam, and the interest expense related to Country Club Plaza, partially offset by the interest savings from the pay off of our loans on The Gardens on El Paseo and El Paseo Village. Interest expense further increased due to reduced interest capitalization on our development projects;

•
the increase in general and administrative expense was primarily due to the reversal in 2015 of share-based compensation expense related to the announcement of a transition in executive management; and

•
the increase in depreciation and amortization expense was further attributable to changes in depreciable lives of tenant allowances in connection with early terminations, the completion of our redevelopment projects in 2015, and an increase in depreciation at The Mall of San Juan.

Nonoperating income, net increased due to a gain on sale of peripheral land in 2016 as well as an increase in interest income in 2016.

Income tax expense decreased primarily due to a tax benefit from certain start-up operations.

In 2016, the consolidated non-comparable centers contributed total operating revenues of $26.8 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $13.1 million. In 2015, the consolidated non-comparable centers contributed total operating revenues of $20.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $10.2 million.

Net Income

Net income was $35.2 million for the three months ended September 30, 2016 compared to $52.6 million for the three months ended September 30, 2015. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended September 30, 2016 was $18.8 million compared to $30.4 million in the comparable period in 2015. Diluted earnings per common share was $0.31 for the three months ended September 30, 2016 compared to $0.50 for the three months ended September 30, 2015.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $81.4 million for the three months ended September 30, 2016 compared to $77.6 million for the three months ended September 30, 2015. FFO per diluted common share was $0.94 for the three months ended September 30, 2016 and $0.89 per common share for the three months ended September 30, 2015. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended September 30, 2016 was $81.4 million, compared to $74.9 million for the three months ended September 30, 2015, which excluded the reversal of certain executive share-based compensation expense. Adjusted FFO per diluted common share was $0.94 for the three months ended September 30, 2016 and $0.86 per common share for the three months ended September 30, 2015. See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition of FFO and “Non-GAAP Measures - Reconciliation of Non-GAAP Measures” for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

The following is a comparison of our results for the nine months ended September 30, 2016 and 2015, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the nine months ended September 30, 2016 were $446.4 million, a $45.4 million or 11.3% increase from the comparable period in 2015. Minimum rents and expense recoveries both increased partially due to the opening of The Mall of San Juan in March 2015 and International Market Place in August 2016.

In addition to the openings of The Mall of San Juan and International Market Place, the following also impacted total revenues:

•	the increase in minimum rents was further attributable to increases in average rent per square foot and occupancy;

•
the increase in expense recoveries also was due to increases in fixed common area maintenance revenues and certain post-closing adjustments relating to the portfolio of centers sold to Starwood in 2014; and

•
the increase in revenue from management, leasing, and development services was primarily due to revenue for the lump sum payment we received in May 2016 in connection with the termination of our third party leasing agreement for Crystals, partially offset by a decrease in fees for Studio City, which opened in October 2015.

Total expenses for the nine months ended September 30, 2016 were $367.3 million, a $64.0 million or 21.1% increase from the comparable period in 2015. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all increased partially due to the opening of The Mall of San Juan in March 2015 and International Market Place in August 2016.

In addition to the openings of The Mall of San Juan and International Market Place, the following also impacted total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was further attributable to increases in common area maintenance expenses;

•
the increase in other operating expense was also due to increases in bad debt expense, a charge for a center-related legal matter, and an increase in Asia expenses, as well as certain corporate level cost allocations no longer made to unconsolidated centers;

•	the decrease in expenses from management, leasing, and development services was primarily due to the decrease in expenses related to Studio City, which opened in October 2015;

•	the increase in general and administrative expense was primarily due to the reversal in 2015 of share-based compensation expense related to the announcement of a transition in executive management;

•
the increase in interest expense was further attributable to the completion of interest capitalization on our equity in CityOn.Xi'an and Starfield Hanam, and interest expense related to Country Club Plaza, partially offset by the interest savings from the pay off of our loans on The Gardens on El Paseo and El Paseo Village. Interest expense further increased due to reduced interest capitalization on our development projects; and

•
the increase in depreciation and amortization expense was further attributable to changes in depreciable lives of tenant allowances in connection with early terminations and the completion of our redevelopment projects in 2015.

Nonoperating income, net increased due to an increase in interest income in 2016 as well as gains on sale of peripheral land in 2016.

Income tax expense decreased primarily due to a tax benefit from certain start-up operations.

Equity in Income of the Unconsolidated Joint Ventures for the nine months ended September 30, 2016 increased by $3.5 million to $49.8 million from the comparable period in 2015. The increase was primarily attributable to the discontinuation of certain corporate level other operating cost allocations to our Unconsolidated Joint Ventures, partially offset by unfavorable operating results, which included depreciation expense, of newly acquired or opened centers.

In 2016, the consolidated non-comparable centers contributed total operating revenues of $68.2 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $33.5 million. In 2015, the consolidated non-comparable centers contributed total operating revenues of $57.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $27.1 million.

Net Income

Net income was $137.3 million for the nine months ended September 30, 2016 compared to $146.0 million for the nine months ended September 30, 2015. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the nine months ended September 30, 2016 was $78.1 million compared to $83.3 million in the comparable period in 2015. Diluted earnings per common share was $1.29 for the nine months ended September 30, 2016 compared to $1.34 for the nine months ended September 30, 2015.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $244.3 million for the nine months ended September 30, 2016 compared to $218.1 million for the nine months ended September 30, 2015. FFO per diluted common share was $2.82 for the nine months ended September 30, 2016 and $2.46 per common share for the nine months ended September 30, 2015. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the nine months ended September 30, 2016, which excluded income related to the lump sum payment received for the termination of the leasing agreement at Crystals, was $222.6 million, compared to $216.1 million for the nine months ended September 30, 2015, which excluded the reversal of certain executive share-based compensation expense. Adjusted FFO per diluted common share was $2.57 for the nine months ended September 30, 2016 and $2.44 per common share for the nine months ended September 30, 2015. See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition of FFO and “Non-GAAP Measures - Reconciliation of Non-GAAP Measures” for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations.

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

Cash and Revolving Lines of Credit

As of September 30, 2016, we had a consolidated cash balance of $59.7 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of September 30, 2016, after considering outstanding balances and the outstanding letters of credit, was $949.2 million. Seventeen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The unsecured line includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of September 30, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The $1.1 billion revolving line of credit matures in February 2019, with a one-year extension option. The facility bears interest at a range based on our total leverage ratio. As of September 30, 2016, the leverage ratio resulted in a rate of LIBOR plus 1.30% with a 0.25% facility fee.

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

In October 2016, a refinancing was completed for our existing construction facility for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture. The proceeds from the refinancing were used to pay off the $225 million balance of the existing LIBOR plus 1.70% floating rate construction facility, which was scheduled to mature in October 2016. See "Results of Operations - Debt and Equity Transactions" for more information on this refinancing.
We have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of September 30, 2016, $23.6 million was available under the construction facility. The facility, which matures in April 2017 and has two, one-year extension options, is interest-only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. No draws on the facility are permitted after the first extension date. See "Liquidity and Capital Resources - Upcoming Maturities" for more information.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of September 30, 2016, $94.8 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture has a non-recourse construction facility for Starfield Hanam. We have an effective 34.3% interest in the Unconsolidated Joint Venture. The financing consists of a five-year, 520 billion Korean Won (KRW) denominated construction facility (approximately $471.9 million U.S. dollars using the September 30, 2016 exchange rate) and a five-year U.S. dollar financing of $52.1 million. The U.S. dollar denominated portion of the financing is secured by an approximately $53.2 million standby letter of credit, which was drawn from the KRW denominated portion of the construction facility, thereby reducing the availability under the KRW denominated construction facility to approximately $418.7 million U.S. dollars as of September 30, 2016, excluding the amount drawn on the facility. The KRW denominated portion of the financing bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw. The weighted average rate of the amount drawn at September 30, 2016 is 2.58%. The U.S. dollar denominated floating rate facility bears interest at three-month LIBOR plus 1.60%. A cross-currency interest rate swap was executed to fix the interest rate on the U.S. dollar portion of the financing and swap the U.S. dollar denomination from U.S. dollars to KRW. As a result of the swap, the effective interest rate of the U.S. dollar portion of the financing is fixed at 3.12%. As of September 30, 2016, the U.S. dollar denominated portion of the financing was fully drawn, while $283.1 million U.S. dollars (using the September 30, 2016 exchange rate) were drawn on the KRW denominated portion of the facility, bringing the total remaining availability of the facility to approximately $135.6 million U.S. dollars.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) (approximately $125.2 million U.S. dollars using the September 30, 2016 exchange rate). The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The rate on the debt outstanding at September 30, 2016 was 6.37%. As of September 30, 2016, approximately $51.7 million U.S. dollars were available under the construction facility using the September 30, 2016 exchange rate. In July 2016, we acquired an additional interest in the Unconsolidated Joint Venture, increasing our effective ownership interest to 49% from the previous 32% effective interest (see "Liquidity and Capital Resources - Capital Spending - New Developments").

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from our joint venture partner or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of September 30, 2016, our share of such loans was approximately $140 million. These loans have fixed interest rates that range from 4.7% to 8.0%. These loans are collateralized with restricted deposits on our Consolidated Balance Sheet. See "Note 2 - Acquisition, Redevelopments, Developments, and Service Agreement - Asia Development - Restricted Deposits" to our consolidated financial statements for current year funding of these restricted deposits.

Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for further details of our construction financings and related guarantees.

Upcoming Maturities

In October 2016, upon maturity, we completed a 10-year, $280 million non-recourse refinancing of the construction facility for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture. See "Results of Operations - Debt and Equity Transactions" for more information on this refinancing.
The construction facility for The Mall of San Juan matures in April 2017, and we are currently evaluating options related to exercising the initial one-year extension option, refinancing, or paying off of this construction facility.

The $65.0 million secured secondary revolving credit facility matures in April 2017. We will evaluate our options related to the extension of this facility.

Term Loan

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of September 30, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The term loan bears interest at a range based on our total leverage ratio. As of September 30, 2016, the loan leverage ratio resulted in a rate of LIBOR plus 1.45%. The LIBOR rate is swapped until maturity to a fixed rate of 1.65%, which results in an effective interest rate in the range of 3.00% to 3.55%.

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
Share Repurchase Program

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Repurchases of common stock are financed through general corporate funds, including borrowings under our existing revolving lines of credit. As of September 30, 2016, $145.1 million remained available under the repurchase program. See "Results of Operations - Debt and Equity Transactions" for more information on our share repurchase program.

Summaries of Capital Activities and Transactions for the Nine Months Ended September 30, 2016 and 2015

Operating Activities

Our net cash provided by operating activities was $241.9 million in 2016, compared to $233.4 million in 2015. See also “Results of Operations” for descriptions of 2016 and 2015 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $648.3 million in 2016, compared to $383.0 million in 2015. Additions to properties in 2016 and 2015 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2016 and 2015 capital spending is shown in “Capital Spending.” Net cash proceeds from the sale of peripheral land were $11.3 million in 2016. Cash placed in escrow to fund certain construction projects was $103.5 million in 2016. In 2015, $25.1 million of cash in escrow was used to fund a redevelopment project.

Contributions to Unconsolidated Joint Ventures in 2016 and 2015 were $42.3 million and $73.7 million, respectively, primarily related to the funding of Taubman Asia project costs. Additionally, in 2016, we contributed $314.2 million to an Unconsolidated Joint Venture in connection with the acquisition of Country Club Plaza. Distributions from Unconsolidated Joint Ventures in excess of income were $177.6 million in 2016, which is primarily attributable to the proceeds from the Country Club Plaza financing, and $0.1 million in 2015.

Financing Activities

Net cash provided by financing activities was $259.4 million in 2016 compared to $137.1 million in 2015. In 2016, proceeds from the issuance of debt, net of payments and issuance costs were $574.0 million, generally provided by the refinancing of Cherry Creek Shopping Center and borrowings on the revolving lines of credit and construction facilities for The Mall of San Juan and International Market Place. In 2015, proceeds from the issuance of debt, net of payments and issuance costs were $556.8 million, generally provided by borrowings on the construction facilities for The Mall of San Juan and International Market Place, as well as the excess proceeds from the refinancing of The Mall at Short Hills, partially offset by the pay off of the original loan on the U.S. headquarters building.

In 2015, $250.8 million was paid to repurchase common stock. No common stock was repurchased in 2016. In 2016, $1.8 million was paid in connection with incentive plans, compared to $4.6 million in 2015. Total dividends and distributions paid were $318.4 million and $173.4 million in 2016 and 2015, respectively. In 2016, total dividends and distributions paid included an approximately $135 million distribution related to the excess proceeds from the refinancing of Cherry Creek Shopping Center to our joint venture partner. Distributions in 2016 also included $7.2 million in connection with the reacquisition of half of the Taubman Asia President's ownership interest in Taubman Asia. Also in 2016, a $2.0 million contribution was made to Taubman Asia by the President of Taubman Asia. Refer to "Note 7 - Noncontrolling Interests" in the consolidated financial statements for further discussion of this contribution.

Beneficial Interest in Debt

At September 30, 2016, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,284.7 million, with an average interest rate of 3.39% excluding amortization of debt issuance costs and interest rate hedging costs. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of September 30, 2016, there are no unamortized premiums. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $363.6 million as of September 30, 2016, which includes $339.6 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2016:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,572.3	3.81%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	133.1	4.10%
Swap maturing in February 2019	475.0	3.10%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	85.1	3.58%
Swap maturing in March 2024	12.0	3.49%
	$723.0	3.34%	(1)

Floating month to month	1,008.6	2.37%	(1)
Total floating rate debt	$1,731.6	2.78%	(1)

Total beneficial interest in debt	$4,303.9	3.39%	(1)

Total deferred financing costs, net	$(19.2)

Net beneficial interest in debt	$4,284.7

Amortization of deferred financing costs (2)		0.26%
Average all-in rate		3.65%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2016, a one percent increase in interest rates on this floating rate debt would decrease cash flows by approximately $10.1 million, and due to the effect of capitalized interest, decrease annual earnings by approximately $8.7 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by approximately $5.4 million and due to the effect of capitalized interest, increase annual earnings by approximately $4.7 million. Based on our consolidated debt and interest rates in effect at September 30, 2016, a one percent increase in interest rates would decrease the fair value of debt by approximately $155.8 million, while a one percent decrease in interest rates would increase the fair value of debt by approximately $172.4 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, unsecured term loan, and the construction facilities on The Mall of San Juan and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of September 30, 2016, the corporate total leverage ratio was the most restrictive covenant. We are in compliance with all of our loan covenants and obligations as of September 30, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

TF Associates LLC and Taubman Ventures Group LLC have the right to tender partnership units in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender except with respect to TCO’s right to finance the purchase through the sale of new shares of its stock. See “Note 10 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

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
New Developments

International Market Place, a 0.3 million square foot center, in Waikiki, Honolulu, Hawaii, opened in August 2016. The center is anchored by the only full-line Saks Fifth Avenue in Hawaii. Capital spending at the shopping center will continue subsequent to opening as construction continues on tenant spaces. We have a 93.5% interest in the shopping center and are funding all construction costs. This shopping center is subject to a participating ground lease.

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

Our second joint venture with Wangfujing owns and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is scheduled to open in March 2017. In July 2016, we acquired an additional 17% interest in the project. As a result of the acquisition, our effective ownership in the center is 49%, an increase from our previous 32% effective interest. We expect our additional investment to be approximately $60 million, including the purchase price of the 17% interest as well as future funding of construction at our increased ownership percentage. As of September 30, 2016, our share of total project costs was $157.5 million, which was decreased by $4.2 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will now be approximately $175 million for a 49% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Remaining spending on the project may be funded using the remaining availability under the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above).

Our joint venture with Shinsegae owns and manages an approximately 1.7 million square foot shopping center, Starfield Hanam, in Hanam, South Korea. The center opened in September 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. The institutional partner owns 14.7% of the project, bringing our effective ownership to 34.3%.

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

2016 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2016, is summarized in the following table:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$267.0	$251.1
New development projects - Asia (3) (4)			$294.1	$242.6
Existing centers:
Projects with incremental GLA or anchor replacement (5)	78.6	77.8
Projects with no incremental GLA and other (6)	57.9	53.6	2.3	1.2
Mall tenant allowances	8.1	7.5	6.3	3.1
Asset replacement costs recoverable from tenants	8.6	8.2	8.6	4.8
Corporate office improvements, technology, equipment, and other	2.4	2.4
Total	$422.6	$400.7	$311.3	$251.8

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for Starfield Hanam, which opened in September 2016, and CityOn.Zhengzhou, which is under construction, are included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balances exclude $12.7 million (at TRG's share) in net increases of total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills renovation and purchase of the Saks Fifth Avenue building at The Mall at Short Hills.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2016, in addition to the costs above, we incurred our $8.5 million share of Consolidated Businesses’ and $1.7 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2016:

(in millions)
Consolidated Businesses’ capital spending	$422.6
Other differences between cash and accrual basis	(45.4)
Additions to properties	$377.2

Planned 2016 Capital Spending

The following table summarizes planned capital spending for 2016, including actual spending through September 30, 2016 and anticipated spending for the remainder of the year:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$286.4	$269.7
New development projects - Asia (3) (4)			$346.7	$284.4
Existing centers:
Projects with incremental GLA or anchor replacement (5)	90.1	89.4
Projects with no incremental GLA and other (6)	96.3	89.1	2.8	1.4
Mall tenant allowances	15.1	13.1	11.0	5.5
Asset replacement costs recoverable from tenants	17.6	16.9	15.4	8.3
Corporate office improvements, technology, equipment, and other	5.4	5.4
Total	$510.9	$483.7	$375.8	$299.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for Starfield Hanam, which opened in September 2016, and CityOn.Zhengzhou, which is under construction, are included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Includes costs related to The Mall at Green Hills renovation and purchase of the Saks Fifth Avenue building at The Mall at Short Hills.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

In March 2016, we announced our plans for the comprehensive renovation of Beverly Center. The project will cost approximately $500 million and is scheduled to be completed by the 2018 holiday season. The project will be a renovation of existing GLA and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of September 30, 2016, we had capitalized costs of $65.9 million related to this redevelopment project.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of September 30, 2016, we had capitalized costs of $62.5 million related to this redevelopment project.

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

On September 1, 2016, we declared a quarterly dividend of $0.595 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on September 30, 2016 to shareowners of record on September 15, 2016.
New Accounting Pronouncements

Refer to "Note 15 - New Accounting Pronouncements" in the consolidated financial statements, regarding our ongoing evaluation of Accounting Standards Update (ASU) No. 2016-15, addressing the classification of certain cash receipts and cash payments on the statement of cash flows, ASU No. 2016-02, addressing leases, ASU No. 2016-01, addressing the measurement of financial assets and financial liabilities, and ASU No. 2014-09 and ASU No. 2015-14, addressing revenue recognition.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the nine months ended September 30, 2016, we adjusted FFO to exclude the lump sum payment of $21.7 million we received in connection with the termination of our third party leasing agreement at Crystals (see "Results of Operations - The Shops at Crystals"). During the three and nine months ended September 30, 2015, upon the announcement of an executive management transition, we reversed certain prior period share-based compensation expense, for which we adjusted FFO.

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2016			2015
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$18.8	60,396,902	$0.31	$30.4	60,713,379	$0.50
Add impact of share-based compensation	—	434,161		0.1	712,736
Net income attributable to TCO common shareowners - diluted	$18.8	60,831,063	$0.31	$30.5	61,426,115	$0.50
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Less TCO's additional income tax benefit				(0.2)		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax benefit	$20.4	60,831,063	$0.34	$32.0	61,426,115	$0.52
Add:
Noncontrolling share of income of TRG	8.4	25,053,476		13.2	25,063,349
Distributions to participating securities of TRG	0.5	871,262		0.5	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$29.4	86,755,801	$0.34	$45.6	87,360,726	$0.52
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	40.6		0.47	27.2		0.31
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.3)		(0.02)	(1.0)		(0.01)
Share of Unconsolidated Joint Ventures	15.0		0.17	8.7		0.10
Non-real estate depreciation	(0.6)		(0.01)	(0.7)		(0.01)
Less gain on dispositions, net of tax				(0.4)		(0.01)
Less impact of share-based compensation	—		—	(0.1)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$81.4	86,755,801	$0.94	$77.6	87,360,726	$0.89
TCO's average ownership percentage of TRG - basic	70.7%			70.8%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit	$57.6		$0.94	$54.9		$0.89
Add TCO's additional income tax benefit				0.2		—
Funds from Operations attributable to TCO's common shareowners	$57.6		$0.94	$55.1		$0.89

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$81.4	86,755,801	$0.94	$77.6	87,360,726	$0.89
Reversal of executive share-based compensation expense				(2.7)		(0.03)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$81.4	86,755,801	$0.94	$74.9	87,360,726	$0.86
TCO's average ownership percentage of TRG - basic	70.7%			70.8%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit	$57.6		$0.94	$53.0		$0.86
Add TCO's additional income tax benefit				0.2		—
Adjusted Funds from Operations attributable to TCO's common shareowners	$57.6		$0.94	$53.2		$0.86

(1)	Depreciation includes $3.5 million and $3.3 million of mall tenant allowance amortization for the three months ended September 30, 2016 and 2015, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30
	2016			2015
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$78.1	60,341,863	$1.29	$83.3	61,778,051	$1.35
Add impact of share-based compensation	0.2	432,926		0.3	795,906
Net income attributable to TCO common shareowners - diluted	$78.3	60,774,789	$1.29	$83.6	62,573,957	$1.34
Add depreciation of TCO's additional basis	4.9		0.08	4.9		0.08
Add (less) TCO's additional income tax expense (benefit)	—		—	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense (benefit)	$83.1	60,774,789	$1.37	$88.5	62,573,957	$1.41
Add:
Noncontrolling share of income of TRG	34.4	25,058,804		35.8	25,076,801
Distributions to participating securities of TRG	1.6	871,262		1.5	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$119.1	86,704,855	$1.37	$125.8	88,522,020	$1.42
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	100.1		1.15	77.6		0.88
Depreciation of TCO’s additional basis	(4.9)		(0.06)	(4.9)		(0.05)
Noncontrolling partners in consolidated joint ventures	(4.0)		(0.05)	(2.6)		(0.03)
Share of Unconsolidated Joint Ventures	36.0		0.42	25.2		0.28
Non-real estate depreciation	(1.9)		(0.02)	(2.3)		(0.03)
Less gain on dispositions, net of tax				(0.4)		—
Less impact of share-based compensation	(0.2)		—	(0.3)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$244.3	86,704,855	$2.82	$218.1	88,522,020	$2.46
TCO's average ownership percentage of TRG - basic	70.7%			71.1%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$172.6		$2.82	$155.1		$2.46
Add (less) TCO's additional income tax benefit (expense)	—		—	(0.1)		—
Funds from Operations attributable to TCO's common shareowners	$172.6		$2.82	$155.0		$2.46

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$244.3	86,704,855	$2.82	$218.1	88,522,020	$2.46
Crystals lump sum payment for termination of leasing agreement	(21.7)		(0.25)
Reversal of executive share-based compensation expense				(2.0)		(0.02)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$222.6	86,704,855	$2.57	$216.1	88,522,020	$2.44
TCO's average ownership percentage of TRG - basic	70.7%			71.1%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$157.3		$2.57	$153.7		$2.44
Add (less) TCO's additional income tax benefit (expense)	—		—	(0.1)		—
Adjusted Funds from Operations attributable to TCO's common shareowners	$157.3		$2.57	$153.6		$2.44

(1)	Depreciation includes $10.6 million and $9.7 million of mall tenant allowance amortization for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended September 30			Nine Months Ended September 30
	(in millions)
	2016	2015		2016		2015
Net income	$35.2	$52.6		$137.3		$146.0

Add (less) depreciation and amortization:
Consolidated businesses at 100%	40.6	27.2		100.1		77.6
Noncontrolling partners in consolidated joint ventures	(1.3)	(1.0)		(4.0)		(2.6)
Share of Unconsolidated Joint Ventures	15.0	8.7		36.0		25.2

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	22.1	16.1		61.8		44.5
Noncontrolling partners in consolidated joint ventures	(2.9)	(1.7)		(7.4)		(5.1)
Share of Unconsolidated Joint Ventures	14.3	11.4		39.0		34.2
Share of income tax expense (benefit):
Income tax benefit on disposition of International Plaza		(0.4)				(0.4)
Consolidated businesses at 100%	(0.5)	0.6		0.3		2.1
Share of Unconsolidated Joint Ventures	0.3			0.3

Less noncontrolling share of income of consolidated joint ventures	(1.7)	(2.8)		(5.8)		(8.0)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.9	5.5		17.2		15.7
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	30.3	28.0		93.1		83.1

EBITDA at 100%	$157.4	$144.2		$467.9		$412.1

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	11.6	8.6		34.7		32.6
Management, leasing, and development services, net	(0.1)	(1.8)		(23.3)	(1)	(5.6)
Straight-line of rents	(2.6)	(1.7)		(5.7)		(3.8)
Gain on sales of peripheral land	(1.4)			(1.8)
Dividend income	(1.0)	(0.9)		(2.9)		(2.6)
Interest income	(1.9)	(0.4)		(4.2)		(1.6)
Other nonoperating expense (income)	0.3	0.3		(0.4)		0.5
Unallocated operating expenses and other	9.8	7.3	(2)	32.0		24.3	(2)
Net Operating Income at 100% - all centers	$172.1	$155.6		$496.3		$456.0
Less Net Operating Income of non-comparable centers (3)	(22.0)	(10.7)		(52.2)		(31.6)
Net Operating Income at 100% - comparable centers	$150.1	$144.9		$444.1		$424.4
Lease cancellation income	(0.6)	(1.9)		(2.9)		(6.2)
Net Operating Income at 100% excluding lease cancellation income (4)	$149.4	$143.0		$441.2		$418.2

(1)
Amount includes the lump sum payment of $21.7 million received in May 2016 in connection with the termination of our third party leasing agreement for Crystals due to a change in ownership of the center.

(2)
In 2016, we stopped allocating certain corporate-level operating expenses to the centers to better reflect the performance of the centers without regard to corporate infrastructure. These expenses, which were previously recognized in other operating expenses of the centers, are now recognized in unallocated operating expenses. For the three and nine months ended September 30, 2015, the comparative amount of other operating expenses allocated to the centers was $3.3 million and $10.1 million, respectively, at 100%.

(3)
Includes Beverly Center, CityOn.Xi'an, Country Club Plaza, International Market Place, The Mall of San Juan, Starfield Hanam, and certain post-closing adjustments relating to the portfolio of centers sold to Starwood.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material outstanding litigation as of September 30, 2016.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our outstanding common stock. In March 2015, our Board of Directors increased the authorization by $250 million, bringing the total authorization to $450 million. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares have been repurchased in 2016. As of September 30, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share for a total of $304.9 million under the authorization. As of September 30, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under our existing revolving lines of credit.

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

TAUBMAN CENTERS, INC.
Date:	November 2, 2016	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)