Form 10-K
period 2016-12-31
TAUBMAN CENTERS INC
filed 2017-02-23
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer    ☒       Accelerated Filer   ☐          Non-Accelerated Filer   ☐        Smaller reporting company  ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the 58,535,283 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2016 was $4.3 billion, based upon the closing price of $74.20 per share on the New York Stock Exchange composite tape on June 30, 2016. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 22, 2017, there were outstanding 60,514,503 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2017 are incorporated by reference into Part III.

TAUBMAN CENTERS, INC.

PART I

Item 1. BUSINESS.

The following discussion of our business contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events and performance. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the Securities and Exchange Commission (SEC), and in particular those set forth under "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

We own, lease, acquire, dispose of, develop, expand, and manage regional and super-regional shopping centers and interests therein. Our owned portfolio of operating centers as of December 31, 2016 consisted of 23 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See "Item 2. Properties" for information regarding the centers.

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

Recent Developments

For a discussion of business developments that occurred in 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

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

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of regional shopping centers and interests therein. We owned interests in 23 operating centers as of December 31, 2016.

As of December 31, 2016, the centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the U.S. or Asia, including Denver, Detroit, Honolulu, Kansas City, Los Angeles, Miami, Nashville, New York City, Orlando, Salt Lake City, San Francisco, San Juan, Sarasota, St. Louis, Tampa, Washington, D.C., Hanam (South Korea), and Xi'an (China);

•
range in size between 236,000 and 1.7 million square feet of GLA and between 186,000 and 1.2 million square feet of Mall GLA, with an average of 1.0 million and 0.5 million square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 250 stores with an average of 150 stores per center. Of the 23 centers, 14 are super-regional shopping centers;

•	have approximately 3,100 stores operated by their mall tenants under approximately 1,500 trade names;

•	have 53 anchors, operating under 14 trade names;

•
lease approximately 93% of Mall GLA to national chains (U.S. centers only), including subsidiaries or divisions of Forever 21 (Forever 21, For Love 21, and XXI Forever), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others), H&M, and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the U.S. public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2016, our mall tenants at comparable centers reported average sales per square foot of $792.

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

Our portfolio is concentrated in highly productive shopping centers. Of our 23 owned centers, 19 have annualized rent rolls at December 31, 2016 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that large shopping centers (including regional and especially super-regional shopping centers) are the least susceptible to direct competition because (among other reasons) anchors and large specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. In addition to the advantage of size, we believe that the centers' success can be attributed in part to their other physical characteristics, such as design, layout, and amenities.

Business Strategy And Philosophy

We believe that the regional shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the on-going management and leasing of the centers is essential. Thus we:

•
offer retailers a location where they can maximize their profitability. We believe leading retailers and emerging concepts choose to showcase their brand in the best markets and highest quality assets;

•	offer a large, diverse selection of retail stores and dining in each center to give customers a broad selection of consumer goods, food, and entertainment and a variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a constantly changing mix of tenants, thereby increasing rents;

•
seek to anticipate trends in the retailing industry and emphasize ongoing introductions of new retail concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in the centers. In addition, we have brought to the centers "new to the market" retailers and other retailers that previously served customers through online presences. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives, including those that utilize technology and the Internet, to increase revenues, enhance the shopping experience, build customer loyalty, and increase tenant sales, with the following as examples:

•	our Taubman website program connects shoppers to each of our individual center brands through the Internet, including mobile devices;

•	we have a robust email program reaching our most loyal customers weekly and our social media sites offer retailers and customers an immediate geo-targeted communication vehicle;

•
we have pioneered an indoor navigation technology that has the potential to significantly change a shopper's experience and connect them to retailers in new ways. Since its pilot in 2014, we have rolled out the indoor navigation technology at 15 centers in our portfolio;

•
we were one of the first mall companies to implement a third-party loyalty program that directly and automatically connects shopper credit card activity within the mall to rewards earned in order to drive repeat shopper visits; and

•
we are continuing to invest in other synergistic digital capabilities and are a leading pioneer of the "Smart Mall" concept. Of the 23 shopping centers in our portfolio, 19 are considered to be "Smart Malls." This technology includes a new fiber optic network throughout the centers, free shopper Wi-Fi, navigation and directory technology, advanced energy management, high-speed networking options for our tenants, new digital, mobile shopper engagement, and advanced shopper analytics.

The impact of e-commerce on shopping center retail has been steadily increasing but is difficult to quantify. While challenging traditional retail in the shorter-term, e-commerce is also making high quality brick-and-mortar assets more valuable, as retailers focus their real estate investments on the strongest assets. Successful retailers understand that a combination of both physical and digital channels best meet their customer needs. Physical locations are an important distribution channel that reduce order fulfillment and customer acquisition costs, while improving website traffic and brand recognition. We strive to position our assets to be desirable platforms for omni-channel retailers, believing technology improves the customer experience and will continue to do so, from the front of the house, logistics, efficiency, pricing, customer acquisition, customer knowledge and service. Our portfolio complements retailers' omni-channel strategy by positioning their brand among high-end, productive retailers in some of the best markets.

Our leasing strategy involves assembling a diverse mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective renewal and new tenants, thereby increasing the rental rates that current and prospective tenants are willing to pay. We have implemented an active leasing strategy to increase the centers' productivity and to set minimum rents at higher levels. Elements of this strategy include renegotiating existing leases and leasing space to prospective tenants that would enhance a center's retail mix.

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

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that includes redevelopment of existing centers as well as a new center development program. As our current development pipeline is now largely complete, our emphasis will now be on strengthening and growing our core assets, in addition to stabilizing our newest projects and executing our redevelopments. We continue to invest for the future and are creating value in our centers that is intended to lead to sustained growth for our shareowners. Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions), augmented by use of our existing revolving lines of credit and unsecured term loans, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. Generally, our need to access the capital markets is limited to refinancing or repaying debt obligations at or near maturity and, in certain cases, funding major capital investments. From time to time, we also may access the equity markets or sell interests in shopping centers to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Internal Growth

As noted in "Business Strategy and Philosophy" above in detail, our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

We continue to expect that over time a significant portion of our future growth will come from our existing core portfolio and business. We have always had and will continue to have a culture of intensively managing our assets and maximizing the rents from tenants as this is a key growth driver going forward.

While the sale of seven centers to Starwood Capital Group (Starwood) in 2014 reduced the number of centers in our core portfolio, the more consistent, smaller base has allowed us to focus where the greatest net asset value can be created: our most highly productive centers, our redevelopments, and development pipeline.

Another element of growth over time is the strategic expansion and redevelopment of existing properties to update and enhance their market positions by adding, replacing, re-tenanting, or otherwise re-merchandising the use of anchor space, increasing mall tenant space, or rebranding centers. Most of the centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with a minimum of disruption to existing tenants and customers).

A comprehensive renovation is underway at Beverly Center and is scheduled to be completed by the 2018 holiday season. Additionally, we have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019.

We also recently completed redevelopment projects at Cherry Creek Shopping Center, Dolphin Mall, International Plaza, and Sunvalley. In total, these completed projects added approximately 160,000 square feet of incremental GLA to our portfolio and resulted in exciting additions to many of our best assets.

We also look to monetize our common areas through robust specialty leasing and sponsorship programs. About 8% of our 2016 comparable center Net Operating Income (NOI) was generated from such programs. In the past five years, comparable center NOI from leasing and sponsorship programs has ranged from 8% to 11%. Examples found in our centers include destination holiday experiences, customer service programs, sponsored children's play areas, and turnkey attractions. In addition, we monetize our common areas through static and digital media that comes in a variety of formats.

External Growth

We pursue various areas of external growth, including traditional center development in the U.S., new opportunities in Asia, and acquisitions. Additionally, we also consider other forms of retail, such as outlet centers and street retail, which may be part of significant mixed-use projects, as we believe they are a natural extension of our existing capabilities. We opened three new centers in 2016 in Hawaii, South Korea, and China and construction is ongoing on another shopping center in China, which is scheduled to open in March 2017. We continue to evaluate various development and acquisition possibilities for additional new centers.

Development of New U.S. Centers

We have developed 14 U.S. properties since 1998, or an average about one every 18 months. Over the past three years, we have opened three new U.S. centers:

•	International Market Place opened in Waikiki, Honolulu, Hawaii in August 2016. We have a 93.5% interest in the 0.3 million square foot center, which is subject to a participating ground lease.

•	The Mall of San Juan opened in San Juan, Puerto Rico in March 2015. We have a 95% ownership interest in the 0.6 million square foot center.

•	The Mall at University Town Center in Sarasota, Florida opened in October 2014. We have a 50% ownership interest in the 0.9 million square foot center.

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

While we will continue to evaluate U.S. development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these criteria will produce comparable or projected results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects taken as a whole. See "MD&A – Liquidity and Capital Resources – Capital Spending" for further discussion of our development activities.

In 2015, we made a decision not to move forward with an enclosed regional mall that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida. As a result of this decision, an impairment charge of $11.8 million was recognized in the fourth quarter of 2015, which represents previously capitalized costs related to the pre-development of the enclosed mall plan.
Miami Worldcenter's master developer, Miami Worldcenter Associates, is now pursuing a high street retail plan as a part of their master development of the site. We have agreed with Miami Worldcenter Associates on terms for a co-leasing services agreement with The Forbes Company for the retail portion of the street level project, with an option to purchase the retail component at a favorable price once it opens.

Asia

We are pursuing a development strategy in Asia to:

•	provide additional growth through exposure to more rapidly growing gross domestic products (GDPs);

•	utilize our expertise, including leasing/retailer relationships, design/development expertise, and operational/marketing skills; and

•
take advantage of a generational opportunity, as the demand for high-quality retail is early to mid-cycle, there is significant deal flow, and it diversifies longer-term growth investment opportunities.

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

We currently have two joint ventures with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains. The first joint venture owns an interest in and manages an approximately 1.0 million square foot shopping center, CityOn.Xi'an, which opened in April 2016 and is located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. We have an effective 50% ownership interest in the center. The second joint venture with Wangfujing owns an interest in and will manage a shopping center, CityOn.Zhengzhou, to be located in Zhengzhou, China. We beneficially own a 49% interest in the project. This approximately 1.0 million square foot shopping center is scheduled to open in March 2017.

We also have a joint venture with Shinsegae Group, one of South Korea's largest retailers, that owns and manages an approximately 1.7 million square foot shopping center, Starfield Hanam, in Hanam, South Korea. The center opened in September 2016. We have partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. The institutional partner owns 14.7% of the center, bringing our effective ownership to 34.3%.

As part of our Asia strategy, we look to mitigate our operating costs through third-party service contracts when possible. We previously provided leasing and management services for IFC Mall in Yeouido, Seoul, South Korea, although these services were ended in the first quarter of 2017 in connection with a change in ownership of the mall. We also currently provide leasing and management services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China.

We attempt to manage risks for our Asia developments through similar means as those mentioned previously under "Development of New U.S. Centers", as well as pursuing initial projects that are already fully entitled with partners having appropriate expertise in land acquisition and local regulatory issues. However, in Asia, our projects are expected to have lower initial rates of return at stabilization than those expected in the U.S. With sales growth in the region expected to outpace the U.S., as well as average shorter lease terms that allow for quicker lease rollovers, we generally expect that returns on our Asia investments will eventually meet or exceed those targeted in the U.S. Also, developments in China and South Korea are subject to income taxes and taxes upon repatriation of earnings.

See "MD&A - Results of Operations - Taubman Asia" for further details regarding our activities in Asia.

Strategic Acquisitions

We expect attractive opportunities to acquire existing centers, or interests in existing centers, from other companies to continue to be scarce and expensive. However, we continue to look for assets where we can add significant value or that would be strategic to the rest of our portfolio, and we have capital available for selective opportunities. Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio, or can be redeveloped to that level. We also may acquire additional interests in centers currently in our portfolio, such as our acquisitions of additional interests in CityOn.Xi'an and CityOn.Zhengzhou during 2016 (see "MD&A – Liquidity and Capital Resources – Capital Spending – New Developments").

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
Rental Rates
As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. Average rent per square foot statistics reflect the contractual rental terms of the lease currently in effect and include the impact of rental concessions. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. See "Risk Factors" for further information.

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year, excluding centers impacted by significant redevelopment activity). Comparable center statistics for 2016 and 2015 exclude Beverly Center, CityOn.Xi'an, Country Club Plaza, International Market Place, The Mall of San Juan, and Starfield Hanam.

	2016	2015	2014	2013	2012
Average rent per square foot:
Consolidated Businesses	$63.83	$61.37	$59.48	$59.88	$46.86
Unconsolidated Joint Ventures	58.10	57.28	58.65	52.68	45.44
Combined	61.07	59.41	59.14	57.33	46.42

See "MD&A – Rental Rates and Occupancy" for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2016 for the next ten years for all owned centers in operation at that date.

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2017 (4)	212	559	$53.74	7.7%	220	690	$49.06	5.6%
2018	262	695	54.76	9.5	283	1,092	43.08	8.8
2019	390	709	62.75	9.7	408	1,209	47.38	9.7
2020	223	552	66.38	7.5	237	801	57.07	6.4
2021	423	1,071	68.32	14.7	447	1,697	51.81	13.7
2022	296	772	71.40	10.6	323	1,404	52.15	11.3
2023	200	579	75.08	7.9	207	696	69.12	5.6
2024	208	619	69.24	8.5	224	869	60.94	7.0
2025	213	738	74.47	10.1	232	1,088	66.89	8.8
2026	220	632	80.27	8.6	242	1,155	63.97	9.3

(1)	Excludes rents from temporary in-line tenants and centers not open and operating at December 31, 2016.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from regional mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2017 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2016.

We believe that the information in the table is not necessarily indicative of what will occur in the future because of several factors, but principally because of early lease terminations at the centers. For example, the average remaining term of the leases that were terminated during the period 2011 to 2016 was less than one year. The average term of leases signed was approximately six and eight years during 2016 and 2015, respectively.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2016, tenants representing 0.8% of leases filed for bankruptcy during the year compared to 1.0% in 2015. This statistic has ranged from 0.3% to 1.6% of leases per year over the last five years. The annual provision for losses on accounts receivable represents 0.7% of total revenues in 2016 and has ranged from 0.1% to 0.7% over the last five years.

Occupancy

Occupancy and leased space statistics include temporary in-line tenants (TILs) and value and outlet center anchors (Arizona Mills, Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield). The following table shows ending occupancy and leased space for the past five years:

	2016	2015	2014	2013	2012
All Centers:
Ending occupancy	93.9%	94.2%	94.1%	95.8%	96.6%
Leased space	95.6	96.1	96.0	96.7	97.5

Comparable Centers:
Ending occupancy	94.7%	95.2%
Leased space	96.1	96.9

Major Tenants

No single retail company represents 5% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for about 4% of Mall GLA as of December 31, 2016 and less than 4% of 2016 minimum rent. No other single retail company accounted for more than 4% of Mall GLA as of December 31, 2016 or 4% of 2016 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2016:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, For Love 21, XXI Forever)	17	497,140	4.2%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others)	51	441,758	3.8
H&M	20	399,423	3.4
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	40	264,477	2.2
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	29	229,688	2.0
Urban Outfitters (Anthropologie, Free People, Urban Outfitters)	28	218,016	1.9
Ascena Retail Group (Ann Taylor, Ann Taylor Loft, Justice, and others)	43	214,970	1.8
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	26	193,281	1.6
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	37	176,697	1.5
Restoration Hardware	6	150,800	1.3

Competition

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. We compete with other major real estate investors with significant capital for attractive investment opportunities. See "Risk Factors" for further details of our competitive business.

Seasonality

The regional shopping center industry in the U.S. is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. See "MD&A – Seasonality" for further discussion.

Environmental Matters

See "Risk Factors" regarding discussion of environmental matters.

Financial Information about Geographic Areas

We have not had material consolidated revenues attributable to foreign countries in the last three years or material consolidated long-lived assets located in a country other than the United States, as our investments in Asia are unconsolidated joint ventures and are accounted for under the equity method.

Personnel

We have engaged the Manager to provide real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the U.S. Taubman Asia Management Limited (TAM) and certain other affiliates provide similar services for third parties in China and South Korea as well as Taubman Asia.

As of December 31, 2016, the Manager, TAM, and certain other affiliates had 624 full-time employees.

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

The economic performance and value of our shopping centers are dependent on various factors. Additionally, these same factors will influence our decision whether to go forward on the development of new shopping centers, acquisitions and dispositions, and may also affect the ultimate economic performance and value of projects under construction and acquired shopping centers. Adverse changes in the economic performance and value of our shopping centers would also adversely affect our income and cash available to pay dividends.

Such factors include:

•
changes in the global, national, regional, and/or local economic and geopolitical climates. Changes such as a global economic and financial market downturn may cause, among other things, a significant tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer confidence and net worth;

•
changes in specific local economies, decreases in tourism, and/or other real estate conditions. These changes may have a more significant impact on our financial performance due to the geographic concentration of some of our shopping centers;

•
changes in mall tenant sales performance of our shopping centers, which over the long term are the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses that mall tenants can afford to pay;

•
changes in business strategies of anchors. Anchors may adopt new or modify existing strategies in order to adapt to new challenges and shifts in the economic environment. Such strategies could include closing, consolidation, contraction, or renegotiation of business arrangements;

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

These factors may ultimately impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges, which may be material to our financial condition or results of operations. See "MD&A - Application of Critical Accounting Policies and New Accounting Pronouncements - Valuation of Shopping Centers" for additional information regarding impairment testing.

In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the state of the capital markets, expansion into Asia, unscheduled closings or bankruptcies of our tenants, competition, uninsured losses, and environmental liabilities.

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our ability to attract tenants to our shopping centers and lease space is important to our success, and difficulties in doing so can materially impact our shopping centers' performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate shopping centers, lease space, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the Internet, lifestyle centers, value and outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareowners. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and we may not be able to adapt to such new technologies and relationships on a timely basis. For example, a small but increasing number of tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases through other sales channels during or immediately after visiting our shopping centers, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or percentage rents.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms, and private and institutional investors, some of whom have greater financial resources or have different investment criteria than we do. In particular, there is intense competition to acquire, develop, or redevelop highly productive retail properties, which is a focus of our business. This competition may impair our ability to acquire, develop, or redevelop suitable properties on favorable terms in the future.

Our real estate investments are relatively illiquid.

We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. If we were unable to refinance our debt at a shopping center, we may be required to contribute capital to repay debt, fund capital spending, or other cash requirements. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all or a portion of the cash proceeds received by TRG from such sale (a special distribution). If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us. In December 2014, a special distribution was paid as a result of the disposition of seven shopping centers to Starwood. See "MD&A – Liquidity and Capital Resources – Dividends" for further discussion of the special distribution. Further, pursuant to TRG’s partnership agreement, TRG may not dispose or encumber certain of its shopping centers or its interest in such shopping centers without the consent of a majority-in-interest of its partners other than us, currently the Taubman Family (as defined herein).

We may acquire or develop new properties and/or redevelop and expand our existing properties, and these activities are subject to various risks.

We actively pursue development, redevelopment, expansion, and acquisition activities as opportunities arise, and these activities are subject to the following risks:

•
the pre-construction phase for a new project often extends over several years, and the time to obtain landowner, anchor, and tenant commitments, zoning and regulatory approvals, and financing can vary significantly from project to project;

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

We currently have one project under development in Asia for which we will be providing development, leasing, and certain other services. In 2016, we acquired a shopping center and opened three development projects in the U.S. and Asia, for which we provide services. Although we believe we have adequate resources and the ability to perform all responsibilities, certain risks described above may be magnified due to the higher level of activity.

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

Clauses in leases with certain tenants of our development or redevelopment properties include inducements, such as reduced rent and tenant allowance payments, that can reduce our rents, FFO, and/or returns achieved. The leases for a number of the tenants that have opened stores at properties we have developed or redeveloped have reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property reaches certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants may have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development and redevelopment properties. As a result, our current and future development and redevelopment properties are more likely to achieve lower returns during their stabilization periods than other projects of this nature historically have, which may adversely impact our investment in such developments, as well as our financial condition and results of operations.

Dispositions may not achieve anticipated results.

We actively maintain a strategy of recycling capital to achieve growth over time. At times this strategy may include strategically disposing of assets to improve the overall performance of our core mall portfolio, measured by: achieving improved portfolio metrics, demographics, and operating statistics, such as higher sales productivity and occupancy rates; accelerating future growth targets in our operating results and Funds from Operations (FFO); strengthening of our balance sheet; and creating increased net asset value for our shareowners over time. However, we may not achieve some or all of the targeted results we originally anticipated at the time of disposition. If we are not successful at achieving the anticipated results from any disposition, there is a potential for a significant adverse impact on our returns and our overall profitability. We may be unable to dispose of one or more shopping centers at desirable cap rates or at all, due to general economic reasons or, in cases of lower productivity malls, the perception of over-capacity of such malls in the U.S.

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

Investors are cautioned that deriving our beneficial interest in a joint venture as our ownership interest in individual financial statement items of that joint venture may not accurately depict the legal and economic implications of holding a noncontrolling interest in it.

Our business activities and pursuit of new opportunities in Asia may pose risks.

We have offices in Hong Kong, Seoul, Beijing, and Shanghai and we are pursuing and evaluating investment opportunities in various South Korea and China markets. We have invested in three joint ventures to develop and operate shopping centers in Asia and may invest in other shopping centers in the future. In addition, we previously provided leasing and management services for IFC Mall in Yeouido, Seoul, South Korea, although these services were ended in the first quarter of 2017 in connection with a change in ownership of the mall. In addition to the general risks described in this report, our international activities are subject to unique risks, including:

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

•	changes in and/or requirements of complying with applicable laws and regulations in the U.S. that affect foreign operations, including the Foreign Corrupt Practices Act;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices, including lower loan-to-value ratios and increased difficulty in obtaining construction loans or timing thereof;

•	differing employment and labor issues;

•	economic downturn in foreign countries or geographic regions where we have significant operations, such as in China and South Korea;

•	economic tensions between governments and changes in international trade and investment policies, especially between the U.S. and China;

•	obstacles to the repatriation of earnings and cash;

•	obstacles to various government approval processes and other hurdles in funding our Chinese projects;

•	lower initial investment returns than those generally experienced in the U.S.;

•	obstacles to hiring and maintaining appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. regional mall business to retail needs and expectations in new markets.

In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China.

In regards to foreign currency, our projects in China and South Korea require investments and have, and may in the future require debt financing denominated in foreign currencies, with the possibility that such investments will be greater than anticipated depending on changes in exchange rates. These projects could also generate returns on or of capital in foreign currencies that could ultimately be less than anticipated as a result of exchange rates. As part of investing in these projects, we are implementing appropriate risk management policies and practices, including the consideration of hedging of foreign currency risks. However, developing an effective foreign currency risk strategy is complex and may be costly, and no strategy can completely insulate us from risk associated with foreign currency fluctuations. Further, we cannot provide assurance that such policies and practices will be successful and/or that the applicable accounting for foreign currency hedges will be favorable to any particular period's results of operations. Foreign currency hedges could be economically beneficial to us, but could have unfavorable accounting impacts, depending on the qualification of the hedges for hedge accounting treatment.

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

We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of non-compliance with the U.S. Foreign Corrupt Practices Act (FCPA) or foreign anti-corruption laws.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and which requires proper record keeping and characterization of payments we make in our reports filed with the SEC. Although we have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, we cannot provide assurance that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. We cannot provide assurance that these policies and procedures will protect us from intentional, reckless or negligent acts committed by our employees, agents, partners, or others acting on our behalf. If our employees, agents, partners, or others acting on our behalf are found to have engaged in such practices, severe penalties and other consequences could be imposed. Those penalties and consequences that may be imposed against us or individuals in appropriate circumstances include, but are not limited to, injunctive relief, disgorgement, significant fines and penalties, and modifications to business practices and compliance programs. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements or investigations to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions. Any of these violations or remedial measures, if applicable to us, could have a material adverse impact on our business, reputation, results of operations, cash flow, financial condition, liquidity, ability to make distributions to our shareowners, or the value of our investments.

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

We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that mall. In addition, if a department store operating as an anchor at one of our shopping centers were to go into bankruptcy and cease operating, we may experience difficulty and delay and incur significant expense in replacing the anchor, re-tenanting, or otherwise re-merchandising the use of the anchor space. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination or closing of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our shopping centers, although in the case of early terminations we may benefit in the short-term from lease cancellation income (See "MD&A – Rental Rates and Occupancy").

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

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, $475 million unsecured term loan, and the construction facilities on The Mall of San Juan and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and term loan have unencumbered pool covenants, which applied to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis as of December 31, 2016. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2016, the corporate total leverage ratio was the most restrictive covenant. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

In February 2017, we amended and restated our primary revolving line of credit to extend the maturity date and add a new $300 million unsecured term loan. Also in connection with the amendment, the entity that owns The Gardens on El Paseo was added as a guarantor under the primary revolving line of credit, the new $300 unsecured million term loan, and the $475 million unsecured term loan. In addition, all existing guarantors under the primary revolving line of credit and the $475 million unsecured term loan were also added as guarantors under the new $300 million unsecured term loan (See "MD&A – Liquidity and Capital Resources - Cash and Revolving Lines of Credit").

The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

Joint venture debt is the liability of the joint venture and the joint venture property is typically encumbered by a mortgage or construction financing. A default by a joint venture under its debt obligations may expose us to liability under a guaranty (see "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees). We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances, or partner loans, although these means of funding are not typically required contractually or otherwise.

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

Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants' sales and, in turn, our tenants' business operations. This could affect the amount of rent these tenants pay, in particular if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our NOI and our profitability would decrease. As of December 31, 2016, approximately 58% of our gross leasable and occupied area included clauses in leases for rent increases based on changes in the Consumer Price Index, although we are attempting to reduce our exposure to such variable rentals as leases are negotiated or renewed.

The occurrence of cyber incidents, a deficiency in our cyber security, or a data breach could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupting data, or stealing confidential information. We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber incident include, but are not limited to, operational interruption, damage to our tenant relationships, and private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties). Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and reduce the benefits of our advanced technologies. We carry cyber liability insurance; however a loss could exceed the limits of the policy. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, our increased awareness of a risk of a cyber incident, and our insurance coverage, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

In November 2002, Congress passed the "Terrorism Risk Insurance Act of 2002" (TRIA), which required insurance companies to offer terrorism coverage to all existing insured companies for an additional cost. As a result, our property insurance policies are currently provided without a sub-limit for terrorism, eliminating the need for separate terrorism insurance policies.

In January 2015, Congress passed the "Terrorism Risk Insurance Program Authorization Act of 2015", which extended the termination date of the Terrorism Insurance Program established under the TRIA through December 31, 2020. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to maintain terrorism insurance, but there are limits on the amounts we are required to spend to obtain such coverage. If a terrorist event occurs, the cost of terrorism insurance coverage would be likely to increase, which could result in having less coverage than we have currently. Our inability to obtain such coverage, or to do so only at greatly increased costs, may also negatively impact the availability and cost of future financings.

Some of our properties are at a higher risk for potential natural or other disasters.

A number of our properties are located in areas with a higher risk of natural disasters such as earthquakes, hurricanes, or tsunamis. The occurrence of natural disasters can adversely impact operations, redevelopment, or development at our shopping centers and projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. In addition, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.

We may be subject to liabilities for environmental matters.

All of the shopping centers presently owned by us (not including option interests in certain pre-development projects) have been subject to environmental assessments. We are not aware of any environmental liability relating to the shopping centers or any other property in which we have or had an interest (whether as an owner or operator) that we believe would have a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that all environmental liabilities have been identified by us or that no prior owner or operator, or any occupant of our properties has created an environmental condition not known to us. Moreover, no assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability or that (2) the current environmental condition of the shopping centers will not be affected by tenants and occupants of the shopping centers, by the condition of properties in the vicinity of the shopping centers (such as the presence of underground storage tanks), or by third parties unrelated to us. Environmental liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. In addition, the presence of, or failure to remediate, hazardous substances or waste may adversely affect our ability to sell or rent any property or to use it as collateral for a loan.

The bankruptcy or financial difficulties of our joint venture partners could adversely affect us.

The profitability of shopping centers held in a joint venture could be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities. In addition, if our joint venture partners are not able to fund required contributions, it may be necessary for us to contribute equity in excess of our ownership share to fund initial development, capital, and/or operating costs.

We may not be able to maintain our status as a REIT.

We may not be able to maintain our status as a REIT for federal income tax purposes with the result that the income distributed to shareowners would not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. We may also be subject to the alternative minimum tax if we fail to maintain our status as a REIT. Any such corporate tax liability would be substantial and would reduce the amount of cash available for distribution to our shareowners which, in turn, could have a material adverse impact on the value of, or trading price for, our shares. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the Code are very complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state, local, and foreign taxes on our income and property. For example, we will be subject to federal income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from "prohibited transactions," that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of assets that non-REITs otherwise would have sold or that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal, state, and local corporate income tax, and to the extent there are foreign operations certain foreign taxes. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements among the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties. Also, some state, local, and foreign jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states, localities, and foreign jurisdictions follow the federal income tax treatment of REITs. Finally, there may be changes in the federal tax law and laws of states, localities, and foreign jurisdictions that may increase the taxes we pay. To the extent that we and our affiliates are required to pay federal, state, local, and/or foreign taxes, we will have less cash available for distributions to our shareowners.

The lower tax rate on certain dividends from non-REIT "C" corporations may cause investors to prefer to hold stock in non-REIT "C" corporations.

The maximum tax rate (including the net investment income tax of 3.8%) on certain corporate dividends received by individuals is 23.8%, which is less than the maximum income tax rate of 39.6% applicable to ordinary income. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareowner levels) that applies to non-REIT "C" corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT "C" corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable "C" corporation. Although REITs, unlike non-REIT "C" corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT "C" corporation dividends may still cause individual investors to view stock in non-REIT "C" corporations as more attractive than shares in REITs, which may negatively affect the value of our shares. Future changes to tax laws could potentially adversely affect the taxation of the REIT, its subsidiaries, or its shareowners, possibly having a negative effect on the value of our shares.

Our ownership limitations and other provisions of our Restated Articles of Incorporation and bylaws generally prohibit the acquisition of more than 8.23% of the value of our capital stock and may otherwise hinder any attempt to acquire us.

Various provisions of our Restated Articles of Incorporation (Articles) and bylaws could have the effect of discouraging a third party from accumulating a large block of our stock and making offers to acquire us and of inhibiting a change in control, all of which could adversely affect our shareowners’ ability to receive a premium for their shares in connection with such a transaction. In addition to customary anti-takeover provisions, as detailed below, our Articles contain REIT-specific restrictions on the ownership and transfer of our capital stock which also serve similar anti-takeover purposes.

Under our Articles, in general, no shareowner may own more than 8.23% (the General Ownership Limit) in value of our "Capital Stock" (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a "look through entity" to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is an entity (other than a qualified trust under Section 401(a) of the Code, certain other tax-exempt entities described in the Articles, or an entity that actually or constructively owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property) whose beneficial owners, rather than the entity, would be treated as owning the capital stock owned by such entity.

The Articles provide that if the transfer of any shares of Capital Stock or a change in our capital structure would cause any person (Purported Transferee) to own Capital Stock in excess of the General Ownership Limit or the Look Through Entity Limit, then the transfer is to be treated as invalid from the outset, and the shares in excess of the applicable ownership limit automatically acquire the status of "Excess Stock." A Purported Transferee of Excess Stock acquires no rights to shares of Excess Stock. Rather, all rights associated with the ownership of those shares (with the exception of the right to be reimbursed for the original purchase price of those shares) immediately vest in one or more charitable organizations designated from time to time by our Board of Directors (each, a Designated Charity). An agent designated from time to time by the Board of Directors (each, a Designated Agent) will act as attorney-in-fact for the Designated Charity to vote the shares of Excess Stock, take delivery of the certificates evidencing the shares that have become Excess Stock, and receive any distributions paid to the Purported Transferee with respect to those shares. The Designated Agent will sell the Excess Stock, and any increase in value of the Excess Stock between the date it became Excess Stock and the date of sale will inure to the benefit of the Designated Charity. A Purported Transferee must notify us of any transfer resulting in shares converting into Excess Stock, as well as such other information regarding such person’s ownership of Capital Stock we request.

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

Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (Taubman Family) may be deemed under SEC rules of attribution, which includes conversion of options that have vested and shares subject to issuance under an option deferral agreement, to beneficially own 31%, 30%, 27%, and 26%, respectively, of our stock that is entitled to vote on shareowner matters (Voting Stock) as of December 31, 2016. However, the combined Taubman Family ownership of Voting Stock includes 24,128,305 shares of the 25,029,059 shares of Series B Preferred Stock outstanding or 96% of the total outstanding and 1,715,465 shares of the 60,430,613 shares of common stock outstanding or 3% of the total outstanding as of December 31, 2016. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

The Taubman Family has the power to vote a significant number of the shares of Capital Stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2016, the Taubman Family has the power to vote approximately 30% of the outstanding shares of our common stock and our Series B Preferred Stock, considered together as a single class, including approximately 96% of our outstanding Series B preferred stock. Our shares of common stock and our Series B Preferred Stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our Board of Directors and other class voting rights. Robert S. Taubman serves as our Chairman of the Board, President, and Chief Executive Officer. William S. Taubman serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, the Taubman Family may exercise significant influence with respect to the election of our Board of Directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets. In addition, because our Articles impose a limitation on the ownership of our outstanding Capital Stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of Capital Stock entitled to vote on such matter, it would be very difficult, as a practical matter, for there to be a change in control of our Company without the affirmative vote of the Taubman Family.

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

Our cost savings and restructuring initiatives may be disruptive to our workforce and operations and adversely affect our financial results.

In response to the business environment and to accomplish our strategic objectives, we have undertaken certain additional cost savings and restructuring initiatives across all sectors of our business. To the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to many factors, including:

•	general market and economic conditions;

•	actual or anticipated variations in our operating results, FFO, cash flows, liquidity or distributions (including special distributions);

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the regional mall industry, and recommendations by financial analysts with respect to us or other REITs;

•
the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	any securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	business disruptions, increased costs or other adverse impacts relating to actual or potential actions by activist shareholders;

•	perceived strength of our corporate governance;

•	perceived risks in connection with our international development strategy;

•
risks we are taking in relation to, and the public announcement of, proposed acquisitions and dispositions, developments and redevelopments and the consummation thereof, including related capital uses;

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

Our shareowners will experience dilution as a result of equity offerings and they may experience further dilution if we issue additional common stock.

We have previously issued common equity, both common shares and TRG partnership units, which had a dilutive effect on our earnings per diluted share and funds from operations per diluted share. In addition, we have previously issued additional shares of preferred stock which adversely affected the earnings per share available to our common shareowners. We are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. In most circumstances, shareowners will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our shareowners may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2016, we had $3.3 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $4.4 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. Further, we have regularly issued new shares of common stock as compensation to our employees, and we have periodically issued new shares of capital stock pursuant to public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Although we have regularly paid dividends on a quarterly basis on our common and preferred stock in the past, and since we went public in 1992 we have never reduced our regular common dividend and have increased it 19 times, we do not guarantee we will continue to do so in the future. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of our shopping centers. The table includes only shopping centers in operation at December 31, 2016. Shopping centers are owned in fee other than Beverly Center, Cherry Creek Shopping Center, City Creek Center, International Market Place, and International Plaza, which are held under ground leases expiring between 2042 and 2104, and CityOn.Xi'an, for which Chinese state-owned land is used and is subject to a property-use right, expiring in 2051.

Certain of the shopping centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/16		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/16
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	799,000		1982		100%
Los Angeles, CA		475,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,032,000		1990/1998/		50%
Denver, CO		629,000		2015

City Creek Center	Macy's, Nordstrom	622,000		2012		100%
Salt Lake City, UT		342,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,431,000		2001/2007/		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	706,000		2015
	Cobb Theatres, Dave & Buster's,
	Marshalls, Neiman Marcus-Last Call,
	Saks Off 5th, Polo Ralph Lauren Factory Store

The Gardens on El Paseo	Saks Fifth Avenue	236,000		1998/2010	2011	100%
Palm Desert, CA		186,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,355,000		1998		100%
Auburn Hills, MI	Burlington Coat Factory, Legoland,	532,000
(Detroit Metropolitan Area)	Lord & Taylor Outlet, Neiman Marcus-Last Call,
	Saks Off Fifth, Sea Life

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	851,000		1955/2011	2011	100%
Nashville, TN		339,000

International Market Place	Saks Fifth Avenue	344,000		2016		93.5%
Waikiki, Honolulu, HI		264,000

The Mall of San Juan	Nordstrom, Saks Fifth Avenue	627,000		2015		95%
San Juan, PR		389,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,453,000	(1)	1980/1994/		100%
Short Hills, NJ	Nordstrom	546,000		1995/2011

Taubman Prestige Outlets Chesterfield	Polo Ralph Lauren Factory Store,	302,000		2013		100%
Chesterfield, MO	Restoration Hardware Outlet	302,000
(St. Louis Metropolitan Area)

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,518,000		1977/1978/		100%
Novi, MI	Nordstrom, Sears	549,000		2007/2008
(Detroit Metropolitan Area)

	Total GLA	10,570,000
	Total Mall GLA	5,259,000
	TRG% of Total GLA	10,000,000
	TRG% of Total Mall GLA	4,908,000

(1) GLA includes the former Saks Fifth Avenue store, which closed in September 2016. This space is currently under redevelopment.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/16		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/16
Unconsolidated Joint Ventures:
CityOn.Xi'an	Wangfujing	995,000		2016		50%
Xi'an, China		693,000

Country Club Plaza		1,246,000	(2)	1922/1977/	2016	50%
Kansas City, MO		784,000		2000/2015

Fair Oaks	JCPenney, Lord & Taylor,	1,559,000		1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	563,000		1988/2000
(Washington, DC Metropolitan Area)

International Plaza	Dillard’s, Lifetime Athletic, Neiman Marcus,	1,251,000		2001/2015		50%
Tampa, FL	Nordstrom	615,000

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,122,000		2002		50%
Orlando, FL		522,000

Stamford Town Center	Macy’s, Saks Off 5th	762,000		1982/2007		50%
Stamford, CT		439,000

Starfield Hanam	Shinsegae	1,710,000		2016		34.3%
Hanam, South Korea		1,225,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,320,000		1967/1981	2002	50%
Concord, CA		480,000
(San Francisco Metropolitan Area)

The Mall at University Town Center	Dillard's, Macy's, Saks Fifth Avenue	862,000		2014		50%
Sarasota, FL		440,000

Waterside Shops	Nordstrom, Saks Fifth Avenue	341,000		1992/2006/	2003	50%
Naples, FL		201,000		2008

Westfarms	JCPenney, Lord & Taylor,	1,271,000		1974/1983/		79%
West Hartford, CT	Macy’s (two locations), Nordstrom	501,000		1997

	Total GLA	12,439,000
	Total Mall GLA	6,463,000
	TRG% of Total GLA	6,320,000
	TRG% of Total Mall GLA	3,184,000

	Grand Total GLA	23,009,000
	Grand Total Mall GLA	11,722,000
	TRG% of Total GLA	16,320,000
	TRG% of Total Mall GLA	8,092,000

(2) Includes 462,000 square feet of office property GLA. 242,000 square feet of this GLA is related to an office tower, which is expected to be sold in the first half of 2017.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding value and outlet centers) as of December 31, 2016:

Name	Number of Anchor Stores	GLA (in thousands of square feet)	% of GLA
Macy’s
Bloomingdale’s (1)	3	641
Macy’s	12	2,539
Macy’s Men’s Store/Furniture Gallery	3	489
Total	18	3,669	18.4%

Nordstrom	9	1,302	6.5%

Hudson's Bay Company
Lord & Taylor (2)	3	392
Saks Fifth Avenue	5	375
Saks Off Fifth (3)	1	78
	9	845	4.2%

JCPenney	4	745	3.7%

Sears	3	679	3.4%

Dillard's	3	607	3.0%

Shinsegae	1	485	2.4%

Neiman Marcus (4)	4	402	2.0%

Wangfujing	1	302	1.5%

Lifetime Athletic	1	56	0.3%

Total	53	9,092	45.6%	(5)

(1)	Excludes one Bloomingdale's Outlet store at a value center.

(2)	Excludes one Lord & Taylor Outlet store at an outlet center.

(3)	Excludes two Saks Off 5th stores at value and outlet centers.

(4)	Excludes two Neiman Marcus-Last Call stores at value and outlet centers.

(5)	Percentages may not add due to rounding.

Mortgage Debt and Construction Financings

The following table sets forth certain information regarding the mortgages and construction financings encumbering the centers as of December 31, 2016. All mortgage debt and construction financings in the table below are non-recourse to the Operating Partnership except for the TRG $65 million revolving credit facility and the debt encumbering The Mall of San Juan and International Market Place. The Operating Partnership has provided limited guarantees regarding the mortgage debt encumbering City Creek Center. In addition, the entities that own Beverly Center, Dolphin Mall and Twelve Oaks Mall are guarantors under our $475 million unsecured term loan and $1.1 billion unsecured primary revolving line of credit. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more information on loan guarantees. Also see "Note 22 - Subsequent Events" regarding subsequent events related to the guarantors under our $475 million unsecured term loan and $1.1 billion unsecured primary revolving line of credit and our new $300 million unsecured term loan that was entered into in February 2017.

Centers Consolidated in TCO's Financial Statements/ TRG's % Ownership if less than 100%	Maximum Loan Amount (thousands)	Stated Interest Rate as of 12/31/16	12/31/16 Balance (thousands)	Available to Draw (thousands)	Amortization	Annual Debt Service (Principal and Interest) (thousands)	Maturity Date	Number of One-Year Extension Options	Interest Rates	Earliest Prepayment Date	Prepay via Defeasance or Yield Maintenance?	Earliest Date Allowed to Prepay without Penalty
Cherry Creek Shopping Center (50%)		3.85%	$550,000			Interest only	6/1/2028		Fixed Rate	6/1/2018	Greater of Yield Maintenance or 1% Principal Prepaid	12/1/2027
City Creek Center		4.37%	80,269		Amortizing, 30 years	$5,090	8/1/2023		Fixed Rate	At any time	Greater of Yield Maintenance or 0.5% Principal Prepaid /Defeasance	5/1/2023
Great Lakes Crossing Outlets		3.60%	208,303		Amortizing, 30 years	12,277	1/6/2023		Fixed Rate	At any time	Defeasance	9/6/2022
The Mall at Green Hills		2.22%	150,000			Interest only	12/1/2018	1	LIBOR + 1.60%. Cap if LIBOR > 2.75% and during extension	At any time	0.25-0.50% Principal Prepaid	12/1/2017
International Market Place (93.5%)	$330,890	2.37%	257,052	$73,838		Interest only	8/14/2018	2	LIBOR + 1.75%. Rate decreases to LIBOR + 1.60% upon achieving certain performance measures	At any time	NA
The Mall of San Juan (95%)	320,000	2.70%	302,357	17,643		Interest only	4/2/2017	2	LIBOR + 2.00%. Rate decreases to LIBOR + 1.75% upon achieving certain performance measures	At any time	NA
The Mall at Short Hills		3.48%	1,000,000			Interest only	10/1/2027		Fixed Rate	10/1/2017	Greater of Yield Maintenance or 1% Principal Prepaid	4/1/2027

Other Consolidated Secured Debt
TRG $65M Revolving Credit Facility	65,000	2.17%	24,700	33,985		Interest only	4/29/2017		LIBOR + 1.40%	At any time	NA
U.S. Headquarters		3.49%	12,000			Interest only	3/1/2024		LIBOR + 1.40%, swapped to maturity	At any time	NA

Centers Owned by Unconsolidated Joint Ventures/TRG's % Ownership
CityOn.Zhengzhou (49%)	120,000	6.37%	70,502	49,498		Interest only	12/1/2026		130% of the RMB PBOC base lending rate for a loan term > 5 years. Rate resets Jan each year	At any time	NA
Country Club Plaza (50%)		3.85%	320,000		Amortization begins 5/1/2019, 30 years	Interest only until 5/1/2019	4/1/2026		Fixed Rate	4/1/2021	Greater of Yield Maintenance or 1% Principal Prepaid	1/2/2026
Fair Oaks (50%)		4.10%	265,067		Amortizing, 25 years, assumed 7.5% rate	15,307	7/13/2018		LIBOR + 1.70%, swapped until 4/30/2018	At any time	0.25-0.50% Principal Prepaid	At any time
International Plaza (50.1%)		4.85%	314,904		Amortizing, 30 years	20,580	12/1/2021		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	9/2/2021
International Plaza (50.1%)		3.58%	168,983		Amortizing, 30 years	8,710	12/1/2021		LIBOR + 1.75%, swapped to maturity	At any time	0.50%-2.00% Principal Prepaid	12/1/2019
The Mall at Millenia (50%)		4.00%	350,000			Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
The Mall at Millenia (50%)	100,000	3.75%	50,000	50,000		Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
Starfield Hanam (34.3%)	52,065	3.12%	52,065			Interest only	11/8/2020		3 month LIBOR + 1.60%, swapped to 9/8/2020	9/8/2020	NA	9/8/2020
Starfield Hanam (34.3%)	430,700	2.58%	258,402	119,098		Interest only	11/25/2020		KDB 5 Year Bond Yield + 1.06%	9/8/2020	0.5%-1.5% Principal Prepaid	9/8/2020
Sunvalley (50%)		4.44%	176,375		Amortizing, 30 years	11,471	9/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
Taubman Land Associates (50%)		3.84%	22,171		Amortizing, 30 years	1,349	11/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
The Mall at University Town Center (50%)		3.40%	280,000		Amortization begins 12/1/2022, 30 years	Interest only until 12/1/2022	11/1/2026		Fixed Rate	11/1/2019	Greater of Yield Maintenance or 1% Principal Prepaid	8/3/2026
Waterside Shops (50%)		3.86%	165,000		(1)	Interest only (1)	4/15/2026		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	1/15/2026
Westfarms (79%)		4.50%	295,343		Amortizing, 30 years	19,457	7/1/2022		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	4/2/2022

(1) The Waterside Shops loan is interest-only for the term of the loan. However, if net operating income available for debt service as defined in the loan agreement is less than a certain amount for calendar year 2020, the lender may require the loan to amortize based on a 30-year amortization period retroactive to May 2021.

For additional information regarding the shopping centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

As of December 31, 2016, there was no material outstanding litigation.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 22, 2017, the 60,514,503 outstanding shares of common stock were held by 407 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the common stock on the New York Stock Exchange on February 22, 2017 was $68.56.

The following table presents the dividends declared on our common stock and the range of closing share prices of our common stock for each quarter of 2016 and 2015:

	Market Quotations
2016 Quarter Ended	High	Low	Dividends
March 31	$77.24	$66.67	$0.595

June 30	74.20	68.21	0.595

September 30	81.63	73.64	0.595

December 31	75.21	69.69	0.595

	Market Quotations
2015 Quarter Ended	High	Low	Dividends
March 31	$84.70	$72.05	$0.565

June 30	77.25	69.50	0.565

September 30	75.97	67.14	0.565

December 31	78.75	70.26	0.565

The restrictions on our ability to pay dividends on our common stock are set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends."

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our common stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500 Index, and the S&P 400 MidCap Index for the period December 31, 2011 through December 31, 2016 (assuming in all cases, the reinvestment of dividends):

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Taubman Centers Inc.	$100.00	$129.92	$108.48	$141.77	$146.79	$146.10
MSCI US REIT Index	100.00	117.77	120.68	157.34	161.30	175.17
FTSE NAREIT Equity Retail Index	100.00	126.74	129.10	164.75	172.27	173.90
S&P 500 Index	100.00	116.00	153.56	174.57	176.98	198.10
S&P 400 MidCap Index	100.00	117.88	157.31	172.63	168.87	203.83

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

Our Board of Directors authorized a share repurchase program under which we may repurchase up to $450 million of our outstanding common stock. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares were repurchased in 2016. As of December 31, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of December 31, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed with general corporate funds, including borrowings under existing revolving lines of credit.

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

	Year Ended December 31
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts, per square foot amounts, and shares outstanding)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$612,557	$557,172	$679,129	$767,154	$747,974
Net income (1)	188,151	192,557	1,278,122	189,368	157,817
Net income attributable to noncontrolling interests	(55,538)	(58,430)	(385,109)	(56,778)	(51,643)
Distributions to participating securities of TRG	(2,117)	(1,969)	(6,018)	(1,749)	(1,612)
Preferred dividends	(23,138)	(23,138)	(23,138)	(20,933)	(21,051)
Net income attributable to Taubman Centers, Inc. common shareowners	107,358	109,020	863,857	109,908	83,511
Net income per common share – diluted (1)	1.77	1.76	13.47	1.71	1.37
Dividends declared per common share (2)	2.38	2.26	2.16	2.00	1.85
Weighted average number of common shares outstanding – basic	60,363,416	61,389,113	63,267,800	63,591,523	59,884,455
Weighted average number of common shares outstanding – diluted	60,829,555	62,161,334	64,921,064	64,575,412	61,376,444
Number of common shares outstanding at end of period	60,430,613	60,233,561	63,324,409	63,101,614	63,310,148
Ownership percentage of TRG at end of period	71%	71%	72%	71%	71%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	4,173,954	3,713,215	3,262,505	4,485,090	4,246,000
Total assets (3)	4,010,912	3,546,510	3,214,901	3,506,222	3,268,495
Total debt, net (3)	3,255,512	2,627,088	2,025,505	3,058,053	2,952,030

SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO's common shareowners (1)(4)	239,963	207,084	200,356	236,662	197,671
Mall tenant sales - all centers (5)(6)	5,773,614	5,177,988	4,969,462	6,180,095	6,008,265
Sales per square foot (5)(6)(7)	792	785	792	819	708
Number of shopping centers at end of period	23	19	18	25	24
Ending Mall GLA in thousands of square feet	11,722	8,804	8,332	11,677	11,360
Leased space - all centers (6)(8)(9)	95.6%	96.1%	96.0%	96.7%	97.5%
Ending occupancy - all centers (6)(8)	93.9%	94.2%	94.1%	95.8%	96.6%
Average base rent per square foot (8):
Consolidated businesses (6)(10)	$63.83	$61.37	$59.48	$59.88	$46.86
Unconsolidated Joint Ventures (10)	58.10	57.28	58.65	52.68	45.44
Combined (6)(7)(10)	61.07	59.41	59.14	57.33	46.42

(1)
In 2016, net income and FFO include a lump sum payment of $21.7 million we received in connection with the termination of our third party leasing agreement at The Shops at Crystals, $3.0 million of costs associated with shareowner activism, and an $11.1 million gain and $0.5 million of income tax expense recognized at the time of conversion of a portion of our investment in partnership units in Simon Property Group Limited Partnership to common shares of Simon Property Group, Inc. (SPG). In 2015, net income and FFO include an impairment charge of $11.8 million related to the pre-development of The Mall at Miami Worldcenter and the net reversal of $2.0 million of prior period share-based compensation expenses recognized upon the announcement of an executive management transition. In 2014, net income includes a $629.7 million gain on the dispositions of the seven centers to Starwood and a $476.9 million gain, net of tax, from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project. In 2014, net income and FFO include expenses related to the sale of seven centers to Starwood completed in October 2014. Specifically, these measures reflect charges of $36.4 million ($36.0 million at our beneficial share) related to the loss on extinguishment of debt certain of these centers; charges of $7.8 million ($7.4 million at our beneficial share) related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur Center note payable; and a restructuring charge of $3.7 million and disposition costs of $3.3 million incurred related to the sale. FFO is defined and discussed in "MD&A – Non-GAAP Measures - Use of Non-GAAP Measures." In 2012, net income and FFO include $6.4 million of charges upon redemption of Series G and H Cumulative Redeemable Preferred Stock, the $1.6 million loss on extinguishment of debt at The Mall at Millenia, and the $3.2 million People's Republic of China (PRC) tax on sale of certain assets.

(2)	Amount excludes a special dividend of $4.75 per share in 2014, which was declared as a result of the sale of seven centers to Starwood.

(3)
In connection with the adoption of Accounting Standards Update (ASU) No. 2015-03 on January 1, 2016, we retrospectively reclassified the December 31, 2015 Consolidated Balance Sheet to move $16.9 million of debt issuance costs out of Deferred Charges and Other Assets and into Notes Payable, Net as a direct deduction of the related debt liabilities.

(4)
Reconciliations of net income attributable to TCO common shareowners to FFO for 2016, 2015, and 2014 are provided in "MD&A - Non-GAAP Measures - Reconciliation of Non-GAAP Measures." For 2013, net income attributable to TCO common shareowners of $109.9 million, adding back depreciation and amortization of $172.6 million, TCO's addition income tax expense of $0.2 million, noncontrolling interests of $46.4 million, and distributions to participating securities of $1.7 million arrives at TRG’s FFO of $330.8 million, of which TCO’s share was $236.7 million. For 2012, net income attributable to TCO common shareowners of $83.5 million, adding back depreciation and amortization of $159.9 million, noncontrolling interests of $39.7 million, and distributions to participating securities of $1.6 million arrives at TRG’s FFO of $284.7 million, of which TCO’s share was $197.7 million.

(5)	Based on reports of sales furnished by mall tenants.

(6)
Amounts in 2014 have been adjusted to exclude the mall tenant sales of the centers sold to Starwood in October 2014. "All centers" statistics for 2013 and prior include sales for the centers sold to Starwood.

(7)
For all periods presented, this amount represents sales per square foot of comparable centers, which are generally defined as centers that were owned and open for the entire current and preceding period, excluding centers impacted by significant redevelopment activity. This statistic for 2015 was restated for 2016 comparable centers.

(8)	See "MD&A – Rental Rates and Occupancy" for information regarding this statistic.

(9)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(10)	Amounts exclude spaces greater than 10,000 square feet.

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

References in this discussion to "beneficial interest" refer to our ownership or pro-rata share of the item being discussed. Investors are cautioned that deriving our beneficial interest as our ownership interest in individual financial statement items may not accurately depict the legal and economic implications of holding a noncontrolling interest in an investee.

The comparability of information used in measuring performance is affected by the opening of Starfield Hanam in September 2016 (See "Results of Operations - Taubman Asia"), the opening of International Market Place in August 2016 (See "Results of Operations - U.S. Development"), the opening of CityOn.Xi'an in April 2016 (See "Results of Operations - Taubman Asia"), the acquisition of Country Club Plaza in March 2016 (See "Results of Operations - Acquisition - Country Club Plaza"), the renovation of Beverly Center beginning in 2016 (See "Liquidity and Capital Resources - Capital Spending - Planned Capital Spending"), the opening of The Mall of San Juan in March 2015 and the opening of The Mall at University Town Center in October 2014 (See "Results of Operations - U.S. Development"), the disposition of our interest in Arizona Mills in January 2014 (see "Results of Operations - Dispositions - Arizona Mills/Oyster Bay"), and the sale of seven centers to an affiliate of Starwood Capital Group (Starwood) in October 2014 (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2015 have been restated to include comparable centers to 2016. Subsequent to the sale of a total of 49.9% of our interests in the entity that owns International Plaza in January 2014, we began accounting for our remaining interest in International Plaza under the equity method of accounting. This affects the comparability of our operating results period over period.

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately six and eight years during 2016 and 2015, respectively, excluding temporary leases. Therefore general economic trends most directly impact our mall tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers and increase rent per square foot.

For the fourth quarter of 2016, comparable mall tenant sales per square foot increased 5.0% from the corresponding period in 2015. For all of 2016, comparable mall tenant sales per square foot were $792, a 0.9% increase from 2015.

Ending occupancy was 94.7% for comparable centers at December 31, 2016, down 0.5% from 2015. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under "Rental Rates and Occupancy." The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see "Seasonality").

Our analysis of our financial results begins under "Results of Operations" and we provide information about transactions that affected the periods presented or will affect operations in the future.

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

In October 2014, we disposed of seven centers (see "Note 2 - Acquisitions, Dispositions, Redevelopments, Developments, and Service Agreement - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements and "Results of Operations - Dispositions - Sale of Centers to Starwood").

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

We have been active in developing our U.S. shopping center portfolio, including the openings of International Market Place in August 2016, The Mall of San Juan in March 2015, and The Mall at University Town Center in October 2014 (see "Results of Operations - U.S. Development" and "Liquidity and Capital Resources - Capital Spending - New Developments").

We also describe our growth activities in Asia including the openings of CityOn.Xi'an in April 2016 and Starfield Hanam in September 2016, an update on our investment in the new development project, CityOn.Zhengzhou, which is scheduled to open in March 2017, as well as our service agreements for the Studio City retail project in the Cotai region of Macau, China, which opened in the fourth quarter of 2015, and for IFC Mall in Yeouido, Seoul, South Korea, although the services at IFC Mall ended in the first quarter of 2017 in connection with a change in ownership of the center (see "Results of Operations – Taubman Asia").

In April 2016, our third party leasing agreement for The Shops at Crystals (Crystals) was terminated in connection with a change in ownership of the center (see "Results of Operations - The Shops at Crystals").

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under "Results of Operations – Other Income." We also disclose detail of our nonoperating income and expenses under "Results of Operations – Nonoperating Income (Expense)."

We have been very active in managing our balance sheet and beneficial interest in debt, completing multiple financings during 2016 (see "Results of Operations – Debt Transactions").

During 2015, we repurchased $252.6 million of common stock under a share repurchase program. No common stock was repurchased during 2016 and an immaterial amount of shares were repurchased in 2014 (see "Results of Operations - Share Repurchase Program").

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2016, 2015, and 2014 under "Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015" and "Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014."

We provide a discussion of results of center operations (see "Results of Operations - Comparable Center Operations").

Our discussion of sources and uses of capital resources under "Liquidity and Capital Resources" begins with a brief overview of our financial position as of December 31, 2016. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

Analysis of our fixed and floating rates and periods of interest rate risk exposure is provided under "Liquidity and Capital Resources – Beneficial Interest in Debt." Completing our analysis of our exposure to rates are the effects of changes in interest rates on our cash flows and fair values of debt contained under "Liquidity and Capital Resources – Sensitivity Analysis." Also see "Liquidity and Capital Resources – Loan Commitments and Guarantees" for a discussion of compliance with debt covenants.

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations, and other long-term commitments. Detail of these obligations, including expected settlement periods, is contained under "Liquidity and Capital Resources – Contractual Obligations." Property-level debt represents the largest single class of obligations. Described under "Liquidity and Capital Resources – Loan Commitments and Guarantees" and "Liquidity and Capital Resources – Cash Tender Agreement" are our significant guarantees and commitments.

We have one ongoing development project in Asia, CityOn.Zhengzhou, which is scheduled to open in March 2017. In addition, we have ongoing redevelopment projects at Beverly Center and The Mall at Green Hills (see "Liquidity and Capital Resources - Redevelopments"). We also provide information on our capital spending in 2016 and 2015, as well as planned capital spending for 2017 (see "Liquidity and Capital Resources - Capital Spending").

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under "Liquidity and Capital Resources – Dividends." As a result of the sale of centers to Starwood, we paid a special dividend of $4.75 per common share and a corresponding distribution to partnership unitholders in 2014 (see "Liquidity and Capital Resources - Dividends").

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

Mall Tenant Sales and Center Revenues

Our comparable mall tenants reported a 5.0% increase in mall tenant sales per square foot in the fourth quarter of 2016 compared to the corresponding period in 2015. For all of 2016, our comparable mall tenant sales increased 0.9% over 2015 to $792 per square foot.

Over the long term, the level of mall tenant sales remains the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent, percentage rent, and recoverable expenses, excluding utilities (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

Mall tenant sales directly impact the amount of percentage rents certain tenants and certain anchors pay. The effects of increases or declines in tenant sales on our operations are moderated by the relatively minor share of total rents that percentage rents represent. Percentage rent is very difficult to predict as it is highly dependent upon the sales performance of specific mall tenants in specific centers, and is typically paid by a small number of our tenants in any given period. Over the last five years, percentage rent as a share of total rent has ranged from 5% to 6.5%.

In negotiating lease renewals, we generally intend to maximize the minimum rents we achieve. As a result, a tenant will generally pay a higher amount of minimum rent and an initially lower amount of percentage rent upon renewal.

While mall tenant sales are critical over the long term, the high quality regional mall business has been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in mall tenant sales does impact, either negatively or positively, our ability to lease vacancies, negotiate rents at advantageous rates, and collect amounts contractually due.

The following table summarizes mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales:

	2016 (1)	2015 (1)	2014 (1) (2)
Mall tenant sales - all centers (in thousands)	$5,773,614	$5,177,988	$4,969,462
Mall tenant sales - comparable (in thousands)	4,921,032	4,821,329
Sales per square foot (3)	792	785	792

Consolidated Businesses: (4)
Minimum rents	9.4%	9.1%	8.9%
Percentage rents	0.5	0.5	0.6
Expense recoveries	4.7	4.6	4.5
Mall tenant occupancy costs as a percentage of mall tenant sales	14.6%	14.2%	14.0%
Unconsolidated Joint Ventures: (4)
Minimum rents	9.2%	8.8%	8.5%
Percentage rents	0.5	0.4	0.5
Expense recoveries	4.5	4.5	4.1
Mall tenant occupancy costs as a percentage of mall tenant sales	14.2%	13.8%	13.1%
Combined: (4)
Minimum rents	9.3%	9.0%	8.8%
Percentage rents	0.5	0.5	0.5
Expense recoveries	4.6	4.6	4.3
Mall tenant occupancy costs as a percentage of mall tenant sales	14.4%	14.0%	13.6%

(1)	Based on reports of sales furnished by mall tenants.

(2)	Due to the closing of the Starwood sale in October 2014, mall tenant sales data for the centers sold was excluded from the analysis of occupancy costs as a percentage of sales.

(3)
Sales per square foot excludes non-comparable centers and spaces greater than or equal to 10,000 square feet for all periods presented. The December 31, 2015 statistics have been restated to include comparable centers to 2016. Comparable center statistics for 2014 exclude the centers sold to Starwood, Arizona Mills, and The Mall at University Town Center.

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

	2016 (1) (2)	2015 (1) (2)	2014 (1) (2)
Average rent per square foot:
Consolidated Businesses	$63.83	$61.37	$59.48
Unconsolidated Joint Ventures	58.10	57.28	58.65
Combined	61.07	59.41	59.14
Opening base rent per square foot:
Consolidated Businesses	$85.86	$69.35	$65.78
Unconsolidated Joint Ventures	57.80	59.67	63.19
Combined	72.68	65.20	64.76
Square feet of GLA opened:
Consolidated Businesses	422,752	552,456	486,060
Unconsolidated Joint Ventures	374,119	414,890	313,575
Combined	796,871	967,346	799,635
Closing base rent per square foot:
Consolidated Businesses	$72.60	$54.59	$51.09
Unconsolidated Joint Ventures	47.85	51.81	46.84
Combined	61.19	53.50	49.32
Square feet of GLA closed:
Consolidated Businesses	409,088	594,680	521,690
Unconsolidated Joint Ventures	350,060	383,449	371,391
Combined	759,148	978,129	893,081
Releasing spread per square foot:
Consolidated Businesses	$13.26	$14.76	$14.69
Unconsolidated Joint Ventures	9.95	7.86	16.35
Combined	11.49	11.70	15.44
Releasing spread per square foot growth:
Consolidated Businesses	18.3%	27.0%	28.8%
Unconsolidated Joint Ventures	20.8%	15.2%	34.9%
Combined	18.8%	21.9%	31.3%

(1)
Statistics exclude non-comparable centers. The December 31, 2015 statistics have been restated to include comparable centers to 2016. Comparable center statistics for 2014 exclude The Mall at University Town Center, Arizona Mills, and the centers sold to Starwood.

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

Mall tenant ending occupancy and leased space rates are as follows:

	2016 (1)	2015 (1)	2014 (1)
Ending occupancy - all centers	93.9%	94.2%	94.1%
Ending occupancy - comparable centers	94.7	95.2
Leased space - all centers	95.6	96.1	96.0
Leased space - comparable centers	96.1	96.9

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

See "Seasonality" for further information on occupancy and leased space statistics. Tenant bankruptcy filings as a percentage of the total number of tenant leases were 0.8% in 2016, compared to 1.0% in 2015, and 1.6% in 2014.

Seasonality

The regional shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Additionally, most percentage rents are recorded in the fourth quarter. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter. Further, gains on sales of peripheral land and lease cancellation income may vary significantly from quarter to quarter.

	2016
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$4,921,032	$1,568,221	$1,132,953	$1,123,375	$1,096,483
All Centers	5,773,614	1,958,432	1,319,794	1,293,120	1,202,268
Revenues and nonoperating income, net-
Consolidated Businesses	$635,484	$180,403	$152,590	$161,566	$140,925
Ending occupancy:
Comparable	94.7%	94.7%	95.0%	93.8%	93.2%
All Centers	93.9	93.9	93.6	92.5	92.5
Leased Space:
Comparable	96.1%	96.1%	96.7%	96.2%	95.9%
All centers	95.6	95.6	95.9	95.6	95.1

(1)	Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in 2016, 2015, and 2014, or are expected to affect operations in the future.

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
Dispositions

Sale of Centers to Starwood

In October 2014, we completed the disposition of seven centers to Starwood, recognizing a gain on the sale. As part of the sale, we defeased or prepaid loans including accrued interest totaling $623 million secured by Northlake Mall, The Mall at Wellington Green, MacArthur Center (MacArthur), and The Mall at Partridge Creek. During the year ended December 31, 2014, we incurred expenses related to a loss on the early extinguishment of debt, the discontinuation of hedge accounting on the swap previously designated to hedge the MacArthur note payable, a restructuring charge, and disposition costs related to the sale. As a result of the sale, we paid a special dividend of $4.75 per common share and a corresponding distribution to partnership unitholders on December 31, 2014 (see "Liquidity and Capital Resources - Dividends").

See "Note 2 - Acquisitions, Dispositions, Redevelopments, Developments, and Service Agreement - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information.

In 2014, we early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The operations of the centers sold to Starwood are included in continuing operations for periods prior to the sale pursuant to the application of ASU No. 2014-08.

International Plaza

In January 2014, we sold a total of 49.9% of our interests in the entity that owns International Plaza, including certain governance rights. See "Note 2 - Acquisitions, Dispositions, Redevelopments, Developments, and Service Agreement - Dispositions - International Plaza" to our consolidated financial statements for further information on the sale, including the gain recorded on the transaction. The disposition decreased our ownership in the center to a noncontrolling 50.1% interest. We now account for our remaining interest in International Plaza under the equity method of accounting.

Arizona Mills/Oyster Bay

Also in January 2014, we completed the sale of our 50% interest in Arizona Mills, an Unconsolidated Joint Venture, and land in Syosset, New York related to the former Oyster Bay project, to Simon Property Group (SPG). See "Note 2 - Acquisitions, Dispositions, Redevelopments, Developments, and Service Agreement - Dispositions - Arizona Mills/Oyster Bay" to our consolidated financial statements for further information on the sale, including the gain recognized on the transaction.

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
Taubman Asia

Through a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, we own an interest in a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza in Xi'an, China, which opened in April 2016. We also have a joint venture with Wangfujing to develop a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which is scheduled to open in March 2017. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information on these developments.

Through a joint venture with Shinsegae Group (Shinsegae), we have invested in a shopping center, Starfield Hanam, in Hanam, South Korea, which opened in September 2016. See "Liquidity and Capital Resources - Capital Spending - New Developments" for more information.

We are providing management and leasing services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China, which opened in the fourth quarter of 2015. In addition, we previously provided leasing and management services for IFC Mall in Yeouido, Seoul, South Korea, although these services were ended in the first quarter of 2017 in connection with a change in ownership of the mall.

The Shops at Crystals

In April 2016, our third party leasing agreement for Crystals was terminated in connection with a change in ownership of the center. As a result, we recognized management, leasing, and development services revenue for the lump sum payment of $21.7 million we received in May 2016 in connection with the termination.

Other Income
We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center and other operational revenues include parking, sponsorship, and other income. Lease cancellation revenue is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly from year-to-year. In 2016, our share of lease cancellation income of our consolidated and unconsolidated properties was $4.6 million, a decrease of $3.1 million from 2015. Our share of lease cancellation income of our consolidated and unconsolidated properties over the last five years ranged from 2012's $4.1 million to 2014's $10.9 million.

We have formed a joint venture with the Michael Mina restaurant group to own and operate four restaurants at our shopping centers, including two at International Market Place and two at Beverly Center. One of the four restaurants opened in 2016. Revenues from the food and beverage operations are included within Shopping center and other operational revenues in the table below.

The following table provides a summary of the significant components of our consolidated other income:

	2016	2015	2014
	(Operating Partnership’s share in millions)
Other income:
Shopping center and other operational revenues	$22.0	$18.8	$22.3
Lease cancellation revenue	3.3	4.6	8.6
	$25.3	$23.4	$30.8

Nonoperating Income (Expense)

The following table provides a summary of the significant components of our consolidated nonoperating income (expense):

	2016	2015	2014
	(Operating Partnership’s share in millions)
Nonoperating income (expense):
Early extinguishment of debt charge (1)			$(36.0)
Disposition costs related to the Starwood sale (1)			(3.3)
Discontinuation of hedge accounting - MacArthur (1)			(7.4)
Gain on SPG common shares conversion (2)	$11.1
Gain on sales of peripheral land	1.8
Dividend income	3.8	$3.6	2.4
Interest income	5.7	2.0	1.4
Other nonoperating income (expense)	0.4	(0.3)	0.8
	$22.9	$5.3	$(42.1)

(1)
See "Note 2 - Acquisitions, Dispositions, Redevelopments, Developments, and Service Agreement - Dispositions - Sale of Centers to Starwood" to our consolidated financial statements for further information.

(2)
Represents the gain recognized upon the conversion of a portion of our investment in partnership units in Simon Property Group Limited Partnership to common shares of SPG. See "Liquidity and Capital Resources - Simon Property Group Limited Partnership Units Investment" for further discussion of our investment.

(3)	Amounts in this table may not add due to rounding.

Debt Transactions

A series of debt financings were completed in the three-year period ended December 31, 2016 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date (1)
		(in millions)
The Mall at Millenia	December 2016	$50 (2)	3.75%	October 2024
The Mall at University Town Center	October 2016	280	3.40%	November 2026
Cherry Creek Shopping Center	May 2016	550	3.85%	June 2028
Waterside Shops	April 2016	165	3.86%	April 2026
TRG secondary revolving credit facility	April 2016	65	LIBOR + 1.40%	April 2017
Country Club Plaza	March 2016	320	3.85%	April 2026
CityOn.Zhengzhou	December 2015	120 (3)	(3)	December 2026
The Mall at Short Hills	September 2015	1,000	3.48%	October 2027
International Market Place	August 2015	331	LIBOR + 1.75% (4)	August 2018
Starfield Hanam	July 2015	431 (5)	(5)	November 2020
Starfield Hanam	July 2015	52	3 Mo LIBOR + 1.60% (6)	November 2020
U.S. Headquarters	March 2015	12	LIBOR + 1.40% (7)	March 2024
International Plaza	December 2014	175	LIBOR + 1.75% (8)	December 2021
TRG primary revolving credit facility (9)	November 2014	1,100	LIBOR + 1.25% (9)	February 2019 (9)
The Mall of San Juan	April 2014	320	LIBOR + 2.00% (10)	April 2017
TRG secondary revolving credit facility	March 2014	65	LIBOR + 1.40%	April 2016

(1)	Excludes any options to extend the maturities (see the notes to our financial statements regarding extension options).

(2)	Proceeds of $50 million were received in December 2016. An additional $50 million of proceeds were received in February 2017, bringing the total loan amount to $100 million.

(3)
The facility is denominated in Chinese Yuan Renminbi (RMB) and has a total availability of up to 834 million RMB. The amount shown is the U.S. dollar equivalent using the December 31, 2016 exchange rate. The facility bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year.

(4)	The interest rate may decrease to LIBOR plus 1.60% upon achieving certain performance measures.

(5)
The facility is denominated in Korean Won (KRW) and has a total availability of up to 520 billion KRW. The amount shown is the U.S. dollar (USD) equivalent using the December 31, 2016 exchange rate. The facility bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw. A letter of credit totaling $53.2 million USD is outstanding on this facility as security for the Starfield Hanam USD loan.

(6)	The LIBOR rate plus spread have been swapped until two months prior to maturity to a fixed interest rate of 3.12%.

(7)	The loan has been swapped to an effective rate of 3.49% until maturity.

(8)	The loan has been swapped to an effective rate of 3.58% until maturity.

(9)
The facility includes an accordion feature that would increase the borrowing capacity to as much as $1.5 billion, if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.15% to LIBOR plus 1.70% based on our total leverage ratio. In February 2017, we amended this facility to extend the maturity to February 2021. Refer to "Liquidity and Capital Resources - Cash and Revolving Lines of Credit" for more information on this amendment.

(10)	The interest rate may decrease to LIBOR plus 1.75% upon achieving certain performance measures.

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

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. As these projects open, interest capitalization generally ends and we begin recognizing interest expense. In 2016, we experienced an increase in interest expense as compared to 2015 primarily due to the opening of three ground-up development projects. Additionally, we continue to expect interest expense to increase in 2017 due to the previously mentioned openings in 2016, as well as the opening of an additional center in 2017. Beneficial interest in construction work in progress totaled $450.2 million as of December 31, 2016, which included $435.5 million of assets on which interest is being capitalized, as compared to beneficial interest in construction work in progress of $720.5 million as of December 31, 2015, which included $704.9 million of assets on which interest was being capitalized.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program under which we may repurchase up to $450 million of our outstanding common stock. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares were repurchased in 2016. As of December 31, 2016, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of December 31, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed with general corporate funds, including borrowings under our existing revolving lines of credit.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The following is a comparison of our results for the years ended December 31, 2016 and 2015, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the year ended December 31, 2016 were $612.6 million, a $55.4 million or 9.9% increase from 2015. Minimum rents, expense recoveries, and other income all increased partially due to the opening of International Market Place in August 2016.

In addition to the opening of International Market Place, the following also impacted total revenues:

•	the increase in minimum rents was further attributable to increases in average rent per square foot and occupancy, and the opening of The Mall of San Juan in March 2015;

•
the increase in expense recoveries was also due to increases in fixed common area maintenance and property tax revenues, the opening of The Mall of San Juan in March 2015, and certain post-closing adjustments relating to the centers sold to Starwood in 2014;

•
the increase in revenue from management, leasing, and development services was primarily due to revenue for the lump sum payment we received in May 2016 in connection with the termination of our third party leasing agreement for Crystals, partially offset by a decrease in leasing and management fees for Studio City, which opened in October 2015; and

•
the increase in other income was further attributable to operational revenue from our restaurant partnership, certain post-closing adjustments relating to the centers sold to Starwood in 2014, and increases in sponsorship income, partially offset by a decrease in lease cancellation income.

Total expenses for the year ended December 31, 2016 were $514.8 million, a $90.5 million or 21.3% increase from 2015. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all increased partially due to the opening of The Mall of San Juan in March 2015 and International Market Place in August 2016.

In addition to the openings of The Mall of San Juan and International Market Place, the following also impacted total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was further attributable to increases in common area maintenance and property tax expenses;

•
the increase in other operating expense was also due to operational expenses from our restaurant partnership, an increase in Asia expenses, and certain corporate level cost allocations no longer made to unconsolidated centers;

•	the decrease in expenses from management, leasing, and development services was primarily due to the decrease in expenses related to Studio City, which opened in October 2015;

•	the increase in general and administrative expense was primarily due to the reversal in 2015 of share-based compensation expense related to the announcement of a transition in executive management;

•	costs incurred in 2016 associated with shareowner activism;

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

Nonoperating income (expense) increased due to the gain recognized upon the conversion of a portion of our investment in partnership units in Simon Property Group Limited Partnership to common shares of SPG in 2016, the gain on sales of peripheral land in 2016, and an increase in interest income in 2016.

Equity in Income of the Unconsolidated Joint Ventures increased by $13.5 million to $69.7 million from 2015. The increase was primarily attributable to an impairment charge recognized in the fourth quarter of 2015 for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter and the discontinuation of certain corporate level other operating cost allocations to our Unconsolidated Joint Ventures, partially offset by unfavorable operating results, which included depreciation expense, of recently acquired or opened centers.

Net Income

Net income was $188.2 million for the year ended December 31, 2016 compared to $192.6 million for the year ended December 31, 2015. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the year ended December 31, 2016 was $107.4 million compared to $109.0 million in 2015. Diluted earnings per common share was $1.77 for the year ended December 31, 2016 compared to $1.76 for the year ended December 31, 2015.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $340.2 million for the year ended December 31, 2016 compared to $291.9 million for the year ended December 31, 2015. FFO per diluted common share was $3.91 for the year ended December 31, 2016 and $3.31 per diluted common share for the year ended December 31, 2015. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2016, which excluded income related to the lump sum payment received for the termination of the leasing agreement at Crystals, costs incurred associated with shareowner activism, and the gain recognized upon the conversion of a portion of our investment in partnership units in Simon Property Group Limited Partnership to common shares of SPG, was $310.4 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2015, which excluded an impairment charge recognized for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter and the reversal of certain executive share-based compensation expense, was $301.6 million. Adjusted FFO per diluted common share was $3.58 for the year ended December 31, 2016 and $3.42 for the year ended December 31, 2015. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

In 2016, the consolidated non-comparable centers contributed total operating revenues of $96.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $49.1 million. In 2015, the consolidated non-comparable centers contributed total operating revenues of $80.5 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $39.7 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income to NOI. For the year ended December 31, 2016, comparable center NOI excluding lease cancellation income was up 3.9% from 2015.

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

Net Income

Net income was $192.6 million for the year ended December 31, 2015 compared to $1.3 billion for the year ended December 31, 2014. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the year ended December 31, 2015 was $109.0 million compared to $863.9 million in 2014. Diluted earnings per common share was $1.76 for the year ended December 31, 2015 compared to $13.47 for the year ended December 31, 2014.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $291.9 million for the year ended December 31, 2015 compared to $280.5 million for the year ended December 31, 2014. FFO per diluted common share was $3.31 for the year ended December 31, 2015 and $3.11 per diluted common share for the year ended December 31, 2014. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2015, which excluded an impairment charge recognized for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter and the reversal of certain executive share-based compensation expense, was $301.6 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2014, which excluded charges related to the Starwood sale, including a loss on the early extinguishment of debt, the discontinuation of hedge accounting on the MacArthur interest rate swap, a restructuring charge, and disposition costs, was $330.8 million. Adjusted FFO per diluted common share was $3.42 for the year ended December 31, 2015 and $3.67 for the year ended December 31, 2014. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

In 2015, the consolidated non-comparable centers contributed total operating revenues of $12.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $11.1 million. In 2014, the consolidated non-comparable centers contributed total operating revenues of $133.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $64.1 million.

See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition and discussion of NOI and for the reconciliation of Net Income to NOI. For the year ended December 31, 2015, comparable center NOI excluding lease cancellation income was up 3.1% from 2014.

Liquidity and Capital Resources

General

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization, using any excess proceeds to reinvest in our business. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and, in certain cases, funding major capital investments. From time to time, we also may access the equity markets or sell interests in operating properties to raise additional funds or refinance existing obligations on a strategic basis, including using any excess proceeds therefrom.

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have six unencumbered center properties. As of December 31, 2016, the entities that own Beverly Center, Dolphin Mall, and Twelve Oaks Mall were guarantors under our unsecured primary revolving credit facility and $475 million unsecured term loan and were unencumbered assets under such facility and term loan. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, as of December 31, 2016, The Gardens on El Paseo, Taubman Prestige Outlets Chesterfield, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, were unencumbered.

Cash and Revolving Lines of Credit

As of December 31, 2016, we had a consolidated cash balance of $40.6 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of December 31, 2016, after considering the outstanding balances and the outstanding letters of credit, was $924.0 million. As of December 31, 2016, seventeen banks participated in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The facility bears interest at a range based on our total leverage ratio. As of December 31, 2016, the leverage ratio resulted in a rate of LIBOR plus 1.30% with a 0.25% facility fee. In February 2017, we amended our primary revolving line of credit extending the maturity to February 2021, with two six-month extension options. The facility fee now ranges from 0.20% to 0.25%. Additionally, in February 2017, the entity that owns The Gardens on El Paseo was added as a guarantor under the $1.1 billion revolving line of credit. The amended line includes an increase in the accordion feature, which in combination with our $300 million unsecured term loan that was entered into in February 2017 (see "Liquidity and Capital Resources - Term Loans") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool.

Construction Financings

In addition to the revolving lines of credit described above, we often use construction financing where available and place non-recourse permanent financing on new assets upon their stabilization. We have construction facilities outstanding for several centers recently opened or under construction, as described in the following paragraphs.

We have a $320 million construction facility for The Mall of San Juan, a consolidated joint venture. As of December 31, 2016, $17.6 million was available under the construction facility. The facility, which matures in April 2017 and has two, one-year extension options, is interest-only for the entire term and bears interest at LIBOR plus 2.00%, which may decrease to LIBOR plus 1.75% upon achieving certain performance measures. No draws on the facility are permitted after the first extension maturity date. See "Liquidity and Capital Resources - Upcoming Maturities" for more information.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of December 31, 2016, $73.8 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture has a non-recourse construction facility for Starfield Hanam. We have an effective 34.3% interest in the Unconsolidated Joint Venture. The financing consists of a five-year, 520 billion KRW denominated construction facility ($430.7 million U.S. dollars using the December 31, 2016 exchange rate) and a five-year U.S. dollar financing of $52.1 million. The U.S. dollar denominated portion of the financing is secured by a $53.2 million standby letter of credit, which was drawn from the KRW denominated portion of the construction facility, thereby reducing the availability under the KRW denominated construction facility to $377.5 million U.S. dollars as of December 31, 2016, excluding the amount drawn on the facility. The KRW denominated portion of the financing bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw. The weighted average interest rate of the amount drawn at December 31, 2016 is 2.58%. The U.S. dollar denominated floating rate facility bears interest at three-month LIBOR plus 1.60%. A cross-currency interest rate swap was executed to fix the interest rate on the U.S. dollar portion of the financing and swap the U.S. dollar denomination from U.S. dollars to KRW. As a result of the swap, the effective interest rate of the U.S. dollar portion of the financing is fixed at 3.12%. As of December 31, 2016, the U.S. dollar denominated portion of the financing was fully drawn, while $258.4 million U.S. dollars (using the December 31, 2016 exchange rate) were drawn on the KRW denominated portion of the facility, bringing the total remaining availability of the facility to $119.1 million U.S. dollars.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) ($120.0 million U.S. dollars using the December 31, 2016 exchange rate). We have an effective 49% interest in the Unconsolidated Joint Venture. The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The interest rate on the debt outstanding at December 31, 2016 was 6.37%. As of December 31, 2016, $49.5 million U.S. dollars were available under the construction facility using the December 31, 2016 exchange rate.

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from our joint venture partner or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of December 31, 2016, our share of such loans was approximately $140 million. These loans have fixed interest rates that range from 4.5% to 8.0%. These loans are collateralized with restricted deposits on our Consolidated Balance Sheet. See "Note 7 - Deferred Charges and Other Assets" to our consolidated financial statements for current year funding of these restricted deposits.

Refer to "Note 8 - Notes Payable, Net" to our consolidated financial statements for further details of our construction financings and related guarantees.

Term Loans

Our $475 million unsecured term loan matures in February 2019. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of December 31, 2016, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. As of December 31, 2016, the loan leverage ratio resulted in an interest rate of LIBOR plus 1.45%. The LIBOR rate is swapped until maturity to a fixed interest rate of 1.65%, which results in an effective interest rate in the range of 3.00% to 3.55%. In February 2017, the entity that owns The Gardens on El Paseo was added as a guarantor under the $475 million unsecured term loan.

In February 2017, we completed a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. We currently intend to swap the $300 million unsecured term loan to a fixed interest rate later in 2017. Additionally, the entities that own Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall are guarantors under this $300 million unsecured term loan. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool.

Upcoming Maturities

The construction facility for The Mall of San Juan matures in April 2017. As of December 31, 2016, the outstanding balance of the construction facility was $302.4 million. We are currently evaluating options related to refinancing or paying off this construction facility.

The $65.0 million secured secondary revolving credit facility matures in April 2017. We expect to extend this facility for one-year on the maturity date.

Acquisition

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. Also in March 2016, our joint venture completed a 10-year, $320 million ($160 million at TRG’s beneficial share) non-recourse financing on Country Club Plaza. The payments on the loan, which bears interest at an all-in fixed interest rate of 3.88%, are interest only until May 2019, and then amortizes principal based on 30 years.
Dispositions

In October 2014, we disposed of seven centers to Starwood (see "Results of Operations - Dispositions - Sale of Centers to Starwood"). As a result of the Starwood sale, we used the excess proceeds from the sale to pay down borrowings on our primary revolving line of credit and pay a special dividend of $4.75 per common share and a corresponding distribution to partnership unitholders (see "Dividends").

Share Repurchase Program

Our Board of Directors authorized a share repurchase program under which we may repurchase up to $450 million of our outstanding common stock. We plan to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. Repurchases of common stock were financed with general corporate funds, including borrowings under our existing revolving lines of credit. As of December 31, 2016, $145.1 million remained available under the repurchase program. See "Results of Operations - Share Repurchase Program" for more information on our share repurchase program.

Simon Property Group Limited Partnership Units Investment

In December 2016, we converted a portion of our investment of Simon Property Group Limited Partnership units to SPG common shares. We converted 250,000 of our 590,124 total units, which were received in January 2014 as a portion of the consideration of the sale of our 50% interest in Arizona Mills and land in Syosset, New York related to the former Oyster Bay project. We have no immediate plans to sell the SPG common shares, but we never intended to hold the investment long-term and intend to sell them at some point in the future.

Summaries of 2016 Capital, Debt, and Equity Activities and Transactions

See "Results of Operations - Debt Transactions" for a summary of debt financings in 2016. Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $305.0 million in 2016, compared to $307.7 million in 2015, and $363.7 million in 2014. See "Results of Operations" for descriptions of 2016, 2015, and 2014 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $722.5 million in 2016 compared to $505.1 million in 2015, and $1.3 billion provided by investing activities in 2014. Additions to properties in 2016, 2015, and 2014 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. In 2014, additions also included the acquisition of our headquarters building. A tabular presentation of 2016 and 2015 capital spending is shown in "Capital Spending." Net cash proceeds from the sales of peripheral land were $11.3 million in 2016. Cash placed in escrow to fund certain construction projects was $69.7 million in 2016 and $70.6 million in 2014, whereas $28.9 million of escrowed cash was used in 2015 to fund a redevelopment project. Proceeds from the Starwood, International Plaza, Arizona Mills, and Oyster Bay dispositions, net of transaction costs, were $1.8 billion in 2014.

Contributions to Unconsolidated Joint Ventures in 2016, 2015, and 2014 of $80.0 million, $97.3 million, and $46.0 million respectively, primarily related to the funding of Taubman Asia project costs. Additionally, in 2016, we contributed $314.2 million to an Unconsolidated Joint Venture in connection with the acquisition of Country Club Plaza. Distributions in excess of income from Unconsolidated Joint Ventures were $234.9 million in 2016, which is primarily attributable to the proceeds from the financings for Country Club Plaza, The Mall at Millenia, and The Mall at University Town Center. In 2015 and 2014, distributions in excess of income from Unconsolidated Joint Ventures were $5.8 million and $68.4 million, respectively.

Financing Activities

Net cash provided by financing activities was $251.5 million in 2016 compared to $127.6 million in 2015, and $1.4 billion used in financing activities in 2014 (with significant uses of cash in 2014 related to the Starwood transaction, as further described in the following paragraphs). Proceeds from the issuance of debt, net of payments and issuance costs in 2016 and 2015 were $624.5 million and $607.1 million, respectively. In 2014, $658.1 million was paid to extinguish debt in connection with the Starwood transaction. Other payments of debt and issuance costs, net of proceeds from the issuance of debt were $109.3 million in 2014.

In 2015, $252.6 million, was paid to repurchase common stock. No common stock was repurchased in 2016 and an immaterial amount of common stock was repurchased in 2014. In 2016 and 2015, $1.8 million and $4.5 million were received in connection with incentive plans, respectively, compared to $0.9 million paid in 2014.

Total dividends and distributions paid were $376.9 million, $231.4 million, and $674.8 million in 2016, 2015, and 2014, respectively. In 2016, total dividends and distributions paid included a $135.0 million distribution related to the excess proceeds from the refinancing of Cherry Creek Shopping Center to our joint venture partner. Distributions in 2016 also included $7.2 million in connection with the acquisition of half of the former Taubman Asia President's ownership interest in Taubman Asia. Included in 2014 dividends and distributions was a special dividend of $4.75 per common share and a corresponding distribution to partnership unitholders (see "Dividends" below). Contributions from noncontrolling interests were $2.0 million in 2016 and $22.3 million in 2014. No contributions from noncontrolling interests were made in 2015. The $2.0 million contribution in 2016 was made to Taubman Asia by the former President of Taubman Asia. Refer to "Note 9 - Noncontrolling Interests" in the consolidated financial statements for further discussion of this contribution. Contributions from noncontrolling interests in 2014 of $22.3 million were used for funding an escrow required for a redevelopment project at Cherry Creek Shopping Center.

Beneficial Interest in Debt

At December 31, 2016, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,375.0 million, with an average interest rate of 3.43% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of December 31, 2016, there are no unamortized premiums and no interest rate hedging costs being amortized. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $450.2 million as of December 31, 2016, which includes $435.5 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2016:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,724.9	3.79%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	132.5	4.10%
Swap maturing in February 2019	475.0	3.10%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	84.7	3.58%
Swap maturing in March 2024	12.0	3.49%
	$722.1	3.34%	(1)

Floating month to month	946.8	2.49%	(1)
Total floating rate debt	$1,668.9	2.86%	(1)

Total beneficial interest in debt	$4,393.8	3.43%	(1)

Total deferred financing costs, net	$(18.8)

Net beneficial interest in debt	$4,375.0

Amortization of deferred financing costs (2)		0.24%
Average all-in rate		3.68%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2016, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $9.5 million, and due to the effect of capitalized interest, decrease annual earnings by $7.9 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by $6.3 million, and due to the effect of capitalized interest, increase annual earnings by $5.3 million. Based on our consolidated debt and interest rates in effect at December 31, 2016, a one percent increase in interest rates would decrease the fair value of debt by $140.2 million, while a one percent decrease in interest rates would increase the fair value of debt by $154.9 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2016 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2017)	1-3 years (2018-2019)	3-5 years (2020-2021)	More than 5 years (2022+)
	(in millions)
Debt (1)	$3,269.7	$333.4	$1,105.4	$14.4	$1,816.5
Interest payments (1)	754.7	101.3	166.4	133.1	353.9
Operating leases	821.5	15.8	28.7	25.8	751.2
Purchase obligations:
Planned capital spending (2)	379.6	379.6
Other purchase obligations (3)	2.4	1.8	0.6
Other long-term liabilities and commitments (4)	48.4	3.1	10.6	12.7	22.0
Total	$5,276.3	$835.0	$1,311.8	$186.0	$2,943.5

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2016. Debt excludes $14.2 million of deferred financing costs.

(2)
This disclosure includes planned capital spending related to our consolidated businesses only. We have investments in Unconsolidated Joint Ventures through which construction activities will be occurring. Refer to "Capital Spending - New Developments" for discussion of those projects.

(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.

(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations and long-term incentive compensation, as well as energy contracts at certain centers.

(5)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary revolving line of credit, $475 million unsecured term loan, and the construction facilities on The Mall of San Juan and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary revolving line of credit and $475 million term loan have unencumbered pool covenants, which apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis as of December 31, 2016. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of December 31, 2016, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of December 31, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" and "Note 22 - Subsequent Events" to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

The A. Alfred Taubman Restated Revocable Trust, Taubman Ventures Group LLC, and other specified entities have the right to tender partnership units in the Operating Partnership and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See "Note 15 – Commitments and Contingencies – Cash Tender" to our consolidated financial statements for more details.

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

New Developments

International Market Place, a 0.3 million square foot shopping center, in Waikiki, Honolulu, Hawaii, opened in August 2016. The shopping center is anchored by the only full-line Saks Fifth Avenue in Hawaii. Capital spending at the shopping center has continued subsequent to opening as construction continues on tenant spaces. We have a 93.5% interest in the shopping center and are funding all construction costs. This shopping center is subject to a participating ground lease.

Our joint venture with Wangfujing owns and manages a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. The center opened in April 2016 and is part of a 5.9 million square foot mixed-use project. We invested in the retail portion only, which is about 1.0 million square feet with over half of that in mall specialty stores. In April 2016, the joint venture effectively acquired the 40% noncontrolling interest for approximately $150 million, increasing the partnership interest in the project to 100%. Our share of the purchase price for the additional interest was approximately $75 million. As a result of the acquisition, our effective ownership in the center is 50%.

Our second joint venture with Wangfujing owns and will manage a shopping center to be located in Zhengzhou, China. Currently under construction, the approximately 1.0 million square foot shopping mall, CityOn.Zhengzhou, is scheduled to open in March 2017. In July 2016, we acquired an additional 17% interest in the project. As a result of the acquisition, our effective ownership in the center is 49%. We expect our additional investment to be approximately $60 million, including the purchase price of the 17% interest as well as future funding of construction at our increased ownership percentage. As of December 31, 2016, our share of total project costs was $156.0 million, which was decreased by $10.1 million for the change in exchange rates. Our total anticipated investment, including capitalized interest, will be approximately $175 million for a 49% equity interest. We are expecting a 6% to 6.5% unlevered return at stabilization. Remaining spending on the project may be funded using the remaining availability under the joint venture's construction facility (see "Liquidity and Capital Resources - Construction Financings" above) or through additional capital contributions.

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

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of these projects, but we also expect additional proceeds from our construction loan financings (see "Liquidity and Capital Resources - Construction Financings" above) and have the option to sell SPG common shares (see "Liquidity and Capital Resources - Simon Property Group Limited Partnership Units Investment" above).

2016 and 2015 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2016 is summarized in the following table:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$282.4	$266.4
New development projects - Asia (3) (4)			$449.4	$233.0
Existing centers:
Projects with incremental GLA or anchor replacement (5)	84.2	83.4
Projects with no incremental GLA and other (6)	110.4	105.4	3.7	1.9
Mall tenant allowances	15.0	14.1	9.6	4.8
Asset replacement costs recoverable from tenants	12.4	11.9	12.5	6.9
Corporate office improvements, technology, equipment, and other	3.7	3.7
Total	$508.0	$484.8	$475.2	$246.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for CityOn.Zhengzhou, which is under construction, is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balances exclude $10.3 million (at TRG's share) in net decreases of total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills redevelopment and purchase of the Saks Fifth Avenue building at The Mall at Short Hills.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2016:

(in millions)
Consolidated Businesses’ capital spending	$508.0
Other differences between cash and accrual basis	(3.1)
Additions to properties	$504.9

Capital spending during 2015 is summarized in the following table:

	2015 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$320.0	$302.0	$9.8	$7.5
New development projects - Asia (3) (4)			156.1	156.1
Existing centers:
Projects with incremental GLA or anchor replacement	65.1	50.0	29.3	14.7
Projects with no incremental GLA and other	52.3	51.8	3.7	2.0
Mall tenant allowances	10.2	9.6	11.5	6.0
Asset replacement costs recoverable from tenants	17.3	15.8	6.5	3.3
Corporate office improvements, technology, equipment, and other	3.1	3.1
Total	$467.9	$432.4	$216.9	$189.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan, International Market Place, and The Mall at University Town Center.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balances exclude $17.8 million (at TRG's share) in net reductions of total project costs due to changes in exchange rates during the period.

(5)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments and expansion space, was $19.41 in 2016 and $16.93 in 2015. In the past five years, average tenant allowances per square foot have ranged from a low of $10.74 in 2014 and a high of $19.41 in 2016. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed. Our share of capitalized leasing and tenant coordination costs excluding new developments was $11.5 million in 2016 and $6.7 million in 2015, or $11.88 and $6.85, in 2016 and 2015, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2017:

	2017 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$24.9	$23.9
New development projects - Asia (3) (4)			$53.0	$33.0
Existing centers:
Projects with incremental GLA or anchor replacement (5)	45.9	45.8
Projects with no incremental GLA and other (6)	260.8	259.8	7.4	3.9
Mall tenant allowances	19.7	18.5	14.8	7.7
Asset replacement costs recoverable from tenants	13.0	12.5	15.7	8.5
Corporate office improvements, technology, equipment, and other	15.2	15.2
Total	$379.6	$375.8	$90.9	$53.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to International Market Place.

(3)
Includes costs related to Asia centers. Asia spending for CityOn.Zhengzhou, which is under construction, is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Includes costs related to The Mall at Green Hills redevelopment.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

Redevelopments

We are working on a comprehensive renovation of Beverly Center scheduled to be completed by the 2018 holiday season. The project will cost approximately $500 million and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of December 31, 2016, we had capitalized costs of $109.8 million related to this redevelopment project.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a weighted average return of 6.5% to 7.5%. As of December 31, 2016, we had capitalized costs of $72.8 million related to this redevelopment project.

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

Dividends

We pay regular quarterly dividends to our common and preferred shareowners and expect to continue to pay dividend payments for the foreseeable future. However, dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareowners, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareowners of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareowners on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On December 2, 2016, we declared a quarterly dividend of $0.595 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on December 30, 2016 to shareowners of record on December 15, 2016.
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

No impairment charges were recognized in 2016 or 2014. In 2015, we recognized an impairment charge of $11.8 million related to the pre-development of Miami Worldcenter (see "Results of Operations - Impairment Charge"). As of December 31, 2016, the consolidated net book value of our properties was $3.0 billion, representing approximately 75% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $2.7 billion. These amounts include certain development costs that are described in the policy that follows.

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

As of December 31, 2016, our beneficial interest in construction work in process was $450.2 million, primarily representing our share of capitalized project costs for our current Asia development project and ongoing redevelopments at certain operating centers (see "Liquidity and Capital Resources - Capital Spending").

Pre-development charges in 2016, 2015, and 2014 were $5.0 million, $4.3 million, and $4.2 million, respectively. Of these amounts, $1.1 million, $0.8 million, and $0.7 million related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $10.9 million in connection with construction and development projects in 2016, $13.9 million in 2015, and $14.0 million in 2014.

New Accounting Pronouncements

Refer to "Note 21 - New Accounting Pronouncements" in the consolidated financial statements, regarding our ongoing evaluation of ASU No. 2017-01, clarifying the definition of a business, ASU No. 2016-18, addressing the classification and presentation of restricted cash on the statement of cash flows, ASU No. 2016-15, addressing the classification of certain cash receipts and cash payments on the statement of cash flows, ASU No. 2016-02, addressing leases, ASU No. 2016-01, addressing the measurement of financial assets and financial liabilities, and ASU No. 2014-09 and ASU No. 2015-14, addressing revenue recognition.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2016, we adjusted FFO to exclude a lump sum payment we received in connection with the termination of our third party leasing agreement at Crystals, costs incurred associated with shareowner activism, and a gain, net of tax, recognized at the time of conversion of a portion of our investment in partnership units in Simon Property Group Limited Partnership to common shares of SPG. In 2015, we adjusted FFO to exclude an impairment charge for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter, a former development project in Miami, Florida and for the reversal of certain prior period share-based compensation expense recognized upon the announcement of an executive management transition. In 2014, we adjusted FFO to exclude expenses related to the sale of centers to Starwood. Specifically, these measures were adjusted to exclude the loss on extinguishment of debt at certain centers sold to Starwood, charges related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur note payable, a restructuring charge, and disposition costs incurred related to the sale.

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2016			2015			2014
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$107.4	60,363,416	$1.78	$109.0	61,389,113	$1.78	$863.9	63,267,800	$13.65
Add distributions to participating securities of TRG							6.0	871,262
Add impact of share-based compensation	0.3	466,139		0.4	772,221		4.9	782,002
Net income attributable to TCO common shareowners - diluted	$107.6	60,829,555	$1.77	$109.4	62,161,334	$1.76	$874.8	64,921,064	$13.47
Add depreciation of TCO’s additional basis	6.5		0.11	6.5		0.10	6.7		0.10
Add TCO's additional basis in assets disposed							11.9		0.18
Add TCO's additional income tax expense	0.4		0.01	0.1		0.00	0.4		0.01
Net income attributable to TCO common shareowners, excluding TCO additional basis items and income tax expense	$114.5	60,829,555	$1.88	$116.0	62,161,334	$1.87	$893.7	64,921,064	$13.77
Add:
Noncontrolling share of income of TRG	47.4	25,055,654		47.2	25,073,109		350.9	25,141,042
Distributions to participating securities of TRG	2.1	871,262		2.0	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$164.1	86,756,471	$1.89	$165.2	88,105,705	$1.87	$1,244.6	90,062,106	$13.82
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	138.1		1.59	106.4		1.21	120.2		1.33
Depreciation of TCO’s additional basis	(6.5)		(0.07)	(6.5)		(0.07)	(6.7)		(0.07)
Noncontrolling partners in consolidated joint ventures	(5.8)		(0.07)	(3.7)		(0.04)	(4.4)		(0.05)
Share of Unconsolidated Joint Ventures	53.0		0.61	34.4		0.39	30.2		0.34
Non-real estate depreciation	(2.5)		(0.03)	(3.1)		(0.03)	(3.5)		(0.04)
Less TCO's additional basis in assets disposed							(11.9)		(0.13)
Less beneficial share of gain on dispositions, net of tax				(0.4)		(0.00)	(1,083.1)		(12.03)
Less impact of share-based compensation	(0.3)		(0.00)	(0.4)		(0.00)	(4.9)		(0.05)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$340.2	86,756,471	$3.92	$291.9	88,105,705	$3.31	$280.5	90,062,106	$3.11
TCO's average ownership percentage of TRG - basic	70.7%			71.0%			71.6%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$240.4		$3.92	$207.2		$3.31	$200.7		$3.11
Less TCO's additional income tax expense	(0.4)		(0.01)	(0.1)		(0.00)	(0.4)		(0.00)
Funds from Operations attributable to TCO's common shareowners	$240.0		$3.91	$207.1		$3.31	$200.4		$3.11

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$340.2	86,756,471	$3.91	$291.9	88,105,705	$3.31	$280.5	90,062,106	$3.11

Gain on SPG common shares conversion	(11.1)		(0.13)
Costs associated with shareowner activism	3.0		0.03
Crystals lump sum payment for termination of leasing agreement	(21.7)		(0.25)
Beneficial interest in UJV impairment charge - Miami Worldcenter				11.8		0.13
Reversal of executive share-based compensation expense				(2.0)		(0.02)
Beneficial share of early extinguishment of debt charge (2)							36.0		0.40
Beneficial share of disposition costs related to the Starwood sale							3.3		0.04
Beneficial share of discontinuation of hedge accounting - MacArthur							7.4		0.08
Restructuring charge							3.7		0.04
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$310.4	86,756,471	$3.58	$301.6	88,105,705	$3.42	$330.8	90,062,106	$3.67
TCO's average ownership percentage of TRG - basic	70.7%			71.0%			71.6%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$219.4		$3.58	$214.1		$3.42	$236.8		$3.67
Less TCO's additional income tax expense	—		0.00	(0.1)		(0.00)	(0.4)		(0.00)
Adjusted Funds from Operations attributable to TCO's common shareowners	$219.4		$3.58	$214.0		$3.42	$236.4		$3.67

(1)	Depreciation includes $14.2 million, $12.9 million, and $19.4 million of mall tenant allowance amortization for the 2016, 2015, and 2014, respectively.

(2)
2014 amount includes charges related to the loss on early extinguishment of debt related to loans on Northlake Mall, The Mall at Wellington Green, MacArthur, and The Mall at Partridge Creek as a result of the sale of centers to Starwood.

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	2016		2015		2014
	(in millions)
Net income	$188.2		$192.6		$1,278.1

Add (less) depreciation and amortization:
Consolidated businesses at 100%	138.1		106.4		120.2
Noncontrolling partners in consolidated joint ventures	(5.8)		(3.7)		(4.4)
Share of Unconsolidated Joint Ventures	53.0		34.4		30.2

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	86.3		63.0		90.8
Noncontrolling partners in consolidated joint ventures	(10.3)		(7.0)		(8.1)
Share of Unconsolidated Joint Ventures	54.7		45.6		40.4
Share of income tax expense (benefit):
Income tax expense (benefit) on dispositions of International Plaza, Arizona Mills, and Oyster Bay			(0.4)		9.7
Income tax expense - SPG common shares conversion	0.5
Consolidated businesses at 100%	1.7		2.2		2.3
Noncontrolling partners in consolidated joint ventures	—
Share of Unconsolidated Joint Ventures	0.6

Less noncontrolling share of income of consolidated joint ventures	(8.1)		(11.2)		(34.2)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	24.3		21.9		46.8
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	140.2		116.0		102.2

Add beneficial interest in UJV impairment charge - Miami Worldcenter			11.8

EBITDA at 100%	$663.3		$571.5		$1,674.0

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	48.1		45.7		48.3
Costs associated with shareowner activism	3.0
Management, leasing, and development services, net	(24.0)	(1)	(7.3)		(6.1)
Straight-line of rents	(7.6)		(5.2)		(5.4)
Gain on SPG common shares conversion	(11.1)
Gain on dispositions					(1,116.3)
Early extinguishment of debt charge					36.4
Disposition costs related to the Starwood sale					3.3
Discontinuation of hedge accounting - MacArthur					7.8
Restructuring charge					3.7
Gain on sales of peripheral land	(1.8)
Dividend income	(3.8)		(3.6)		(2.4)
Interest income	(6.5)		(2.0)		(1.4)
Other nonoperating expense (income)	(0.4)		0.3		(0.8)
Unallocated operating expenses and other	44.6		36.7	(2)	19.9
Net Operating Income at 100% - all centers	$703.7		$636.1		$660.9
Less - Net Operating Income of non-comparable centers	(90.2)	(3)	(42.9)	(4)	(77.7)	(5)
Net Operating Income at 100% - comparable centers	$613.5		$593.3		$583.2
Lease cancellation income	(6.2)		(8.9)		(12.6)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (6)	$607.3		$584.4		$570.6

(1)	Amount includes the lump sum payment of $21.7 million received in May 2016 for the termination of our third party leasing agreement for Crystals due to a change in ownership of the center.

(2)
In 2016, we stopped allocating certain corporate-level operating expenses to the shopping centers to better reflect the performance of the centers without regard to corporate infrastructure. These expenses, which were previously recognized in other operating expenses of the centers, are now recognized in unallocated operating expenses. For the year ended December 31, 2015, the comparative amount of other operating expenses allocated to the centers was $14.3 million at 100%.

(3)
Includes Beverly Center, CityOn.Xi'an, Country Club Plaza, International Market Place, The Mall of San Juan, Starfield Hanam, and certain post-closing adjustments relating to the centers sold to Starwood.

(4)	Includes Beverly Center and The Mall of San Juan.

(5)
Includes The Mall at University Town Center, the centers sold to Starwood, and Arizona Mills for the approximately one-month period prior to its disposition. Includes an adjustment to reflect the allocation of costs to Starwood centers that are now being allocated to the remainder of the portfolio.

(6)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(7)	Amounts in this table may not add due to rounding.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is included in this report at Item 7 under the caption "Liquidity and Capital Resources."

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2016 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2017 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Board Matters – Committees of the Board," "Board Matters – Corporate Governance," "Executive Officers," and "Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2017 Proxy Statement under the captions "Board Matters – Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Named Executive Officer Compensation Tables."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				1,511,141	(1)
Profits Units (2)	252,678
Performance Share Units (3) (4)	577,845		(5)
Restricted Share Units (4)	231,903		(5)
1992 Incentive Option Plan (4) (6)	202,586	$48.35
	1,265,012			1,511,141
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (7)	120,757		(8)		(9)
	1,385,769	$48.35		1,511,141

(1)
Under The Taubman Company 2008 Omnibus Long-Term Incentive Plan (as amended), directors, officers, employees, and other service providers of the Company may receive restricted shares, restricted share units, restricted units of limited partnership in TRG ("TRG Units"), restricted TRG Unit units, options to purchase common shares or TRG Units, share appreciation rights, performance share units, unrestricted shares or TRG Units, and other awards to acquire up to an aggregate of 8,500,000 shares of common stock or TRG Units. No further awards will be made under the 1992 Incentive Option Plan.

(2)
The maximum number of performance-based Profits Units was issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period.

(3)
Amount represents 86,263 and 79,764 performance share units at their maximum payout ratio of 300% and 400%, respectively. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of performance share units that may ultimately vest will range from 0- 300% and 0-400% based on the Company’s total shareholder return relative to that of a peer group.

(4)
See "Note 13 - Share-Based Compensation and Other Employee Plans" to our consolidated financial statements for further details related to the modification of grants in 2014 as a result of the payment of the $4.75 special dividend per share of common stock.

(5)	Excludes restricted stock units and performance share units issued under the Omnibus Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(6)
Under the 1992 Incentive Option Plan, employees received TRG Units upon the exercise of their vested options, and each TRG Unit generally will be converted into one share of common stock under the Continuing Offer. Excludes 871,262 deferred units, the receipt of which were deferred by Robert S. Taubman at the time he exercised options in 2002; the options were initially granted under TRG's 1992 Incentive Option Plan (see "Note 13 – Share Based Compensation and Other Employee Plans" to our consolidated financial statements included at Item 15 (a) (1)).

(7)
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

(8)	The restricted stock units are excluded because they are converted into common stock on a one-for-one basis at no additional cost.

(9)	The number of securities available for future issuance is unlimited and will reflect whether non-employee directors elect to defer all or a portion of their annual retainers.

Additional information required by this item is hereby incorporated by reference to the information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management – Ownership Table."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2017 Proxy Statement under the caption "Related Person Transactions" and "Proposal 1 – Election of Directors – Director Independence."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2017 Proxy Statement under the caption "Audit Committee Matters."

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2016 and 2015	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	F-6
	Consolidated Statement of Changes in Equity for the years ended December 31, 2016, 2015, and 2014	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015, and 2014	F-9
	Notes to Consolidated Financial Statements	F-10

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014	F-53
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016	F-54

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
2.3	Purchase and Sale Agreement, dated June 17, 2014, by and among the Parties listed in Exhibit A (Sellers) and SRP TM Holdings, L.P. (Purchaser).	8-K		2.1	June 18, 2014
2.4	Purchase and Sale Agreement, dated June 17, 2014, by and among Partridge Creek Fashion Park LLC and Purchaser.	8-K		2.2	June 18, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Mortgage, Security Agreement and Fixture Filing, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.1	September 17, 2015
4.2	Promissory Note A-1, dated September 15, 2015, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	September 17, 2015
4.3	Promissory Note A-2, dated September 15, 2015, by Short Hills Associates L.L.C. to New York Life Insurance Company.	8-K		4.3	September 17, 2015
4.4	Promissory Note A-3, dated September 15, 2015, by Short Hills Associates L.L.C. to Pacific Life Insurance Company.	8-K		4.4	September 17, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.5	Assignment of Leases, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.5	September 17, 2015
4.6	Guaranty Agreement, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8.K		4.6	September 17, 2015
4.7	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.7.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014
4.7.3	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	February 7, 2017
4.8	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.1	October 20, 2014
4.8.2	Guaranty, dated as of February 1, 2017, by and among Dolphin Mall Associates LLC, The Gardens on El Paseo LLC, Twelve Oaks Mall, LLC, and La Cienega Partners Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.	8-K		4.2	February 7, 2017
4.9	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.9.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014
4.9.2	Amendment No. 2 to Term Loan Agreement dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	February 7, 2017
4.10	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.10.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	October 20, 2014
4.10.2	Guaranty, dated as of February 1, 2017, by The Gardens on El Paseo LLC, in favor of JPMorgan Chase Bank N.A., as Administrative Agent for the lenders under the Term Loan Agreement.	8-K		4.4	February 7, 2017
4.11	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.12	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.13	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
4.14	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to the Public Trustee of the City and County of Denver, Colorado for the benefit of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.1	May 10, 2016
4.15	Promissory Note A-1, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	May 10, 2016
4.16	Promissory Note A-2, dated May 6, 2016 by Taubman Cherry Creek Shopping Center, L.L.C. to the Prudential Insurance Company of America.	8-K		4.3	May 10, 2016
4.17	Assignment of Leases, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.4	May 10, 2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.18	Guaranty Agreement, dated May 6, 2016, by the Taubman Realty Group Limited Partnership in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.5	May 10, 2016
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	Fifth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2014	10.1.5
*10.1.6	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
10.3
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners.
		10-Q	June 30, 2000	10(a)
*10.4	Supplemental Retirement Savings Plan.	10-K	December 31, 1994	10(i)
*10.4.1	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(aq)
*10.5.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.5.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.5.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.6	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.7	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
10.7.1	First Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	8-K		10.2	June 7, 2016
*10.8	Subsequent Deferral Election under The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, dated September 27, 2016.					X
*10.8.1	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.9	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.9.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.10	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.10.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.11	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2015.	10-K	December 31, 2014	10.12.1
*10.11.1	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2017.	10-K				X
*10.12	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10.4	May 18, 2005
*10.12.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Deferral Election Form.	8-K		10.5	May 18, 2005
*10.12.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.12.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.13	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.13.1	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 26, 2016, by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	April 29, 2016
*10.14	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.14.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.14.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.14.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.14.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.14.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	10-K	December 31, 2014	10.15.5
*10.14.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-K	December 31, 2014	10.15.6
*10.14.7	Amendment to the Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	8-K		10.1	June 7, 2016
*10.14.8	Form Certificate of Designation of Profits Units	8-K		10.3	June 7, 2016
*10.14.9	Form of TRG Unit Award Agreement	8-K		10.4	June 7, 2016
*10.15	Amended and Restated Employment Agreement dated April 30, 2014 between Taubman Asia Management Limited and René Tremblay.	8-K		10.2	May 5, 2014
*10.16	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.	10-K	December 31, 2013	10.21
*10.16.1	Amendment to Change of Control Employment Agreement, dated March 17, 2014, by and among Taubman Centers Inc., The Taubman Realty Group Limited Partnership, and David Joseph.	8-K		10.1	March 20, 2014
*10.16.2	David Joseph Agreement and Release					X
*10.16.3	David Joseph Consulting Agreement					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
99	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
**
Certain exhibits and schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

***	Documents are furnished, not filed.
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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2016.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2016. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report has issued their report on the Company’s system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taubman Centers, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taubman Centers, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

We have audited Taubman Centers, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Taubman Centers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Taubman Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Taubman Centers, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 23, 2017

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2016	2015
Assets:
Properties (Notes 4 and 8)	$4,173,954	$3,713,215
Accumulated depreciation and amortization	(1,147,390)	(1,052,027)
	$3,026,564	$2,661,188
Investment in Unconsolidated Joint Ventures (Notes 2 and 5)	604,808	433,911
Cash and cash equivalents	40,603	206,635
Restricted cash (Note 8)	932	6,447
Accounts and notes receivable, less allowance for doubtful accounts of $4,311 and $2,974 in 2016 and 2015 (Note 6)	60,174	54,547
Accounts receivable from related parties (Note 12)	2,103	2,478
Deferred charges and other assets (Notes 1 and 7)	275,728	181,304
Total Assets	$4,010,912	$3,546,510

Liabilities:
Notes payable, net (Notes 1 and 8)	$3,255,512	$2,627,088
Accounts payable and accrued liabilities	336,536	334,525
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	480,863	464,086
	$4,072,911	$3,425,699
Commitments and contingencies (Notes 8, 9, 10, 11, 13, and 15)

Redeemable noncontrolling interests (Note 9)	$8,704

Equity (Deficit):
Taubman Centers, Inc. Shareowners’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,029,059 and 25,044,939 shares issued and outstanding at December 31, 2016 and 2015	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both December 31, 2016 and 2015
Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both December 31, 2016 and 2015
Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,430,613 and 60,233,561 shares issued and outstanding at December 31, 2016 and 2015	604	602
Additional paid-in capital	657,281	652,146
Accumulated other comprehensive income (loss) (Note 19)	(35,916)	(27,220)
Dividends in excess of net income	(549,914)	(512,746)
	$72,080	$112,807
Noncontrolling interests (Note 9)	(142,783)	8,004
	$(70,703)	$120,811
Total Liabilities and Equity	$4,010,912	$3,546,510

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2016	2015	2014
Revenues:
Minimum rents	$333,325	$310,831	$371,454
Percentage rents	20,020	20,233	22,929
Expense recoveries	202,467	188,023	239,782
Management, leasing, and development services (Note 2)	28,059	13,177	12,349
Other	28,686	24,908	32,615
	$612,557	$557,172	$679,129
Expenses:
Maintenance, taxes, utilities, and promotion	$156,506	$145,118	$190,119
Other operating	78,794	58,131	65,142
Management, leasing, and development services	4,042	5,914	6,220
General and administrative (Note 13)	48,056	45,727	48,292
Costs associated with shareowner activism (Note 1)	3,000
Restructuring charge (Note 2)			3,706
Interest expense	86,285	63,041	90,803
Depreciation and amortization	138,139	106,355	120,207
	$514,822	$424,286	$524,489
Nonoperating income (expense) (Notes 2, 7, and 10)	22,927	5,256	(42,807)
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$120,662	$138,142	$111,833
Income tax expense (Note 3)	(2,212)	(2,248)	(2,267)
Equity in income of Unconsolidated Joint Ventures (Note 5)	69,701	56,226	62,002
Income before gain on dispositions, net of tax	$188,151	$192,120	$171,568
Gain on dispositions, net of tax (Note 2)		437	1,106,554
Net income	$188,151	$192,557	$1,278,122
Net income attributable to noncontrolling interests (Note 9)	(55,538)	(58,430)	(385,109)
Net income attributable to Taubman Centers, Inc.	$132,613	$134,127	$893,013
Distributions to participating securities of TRG (Note 13)	(2,117)	(1,969)	(6,018)
Preferred stock dividends (Note 14)	(23,138)	(23,138)	(23,138)
Net income attributable to Taubman Centers, Inc. common shareowners	$107,358	$109,020	$863,857

Net income	$188,151	$192,557	$1,278,122
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other	(4,308)	(13,668)	(18,004)
Cumulative translation adjustment	(17,339)	(15,279)	(7,193)
Reclassification adjustment for amounts recognized in net income	9,339	12,021	16,729
	$(12,308)	$(16,926)	$(8,468)
Comprehensive income	$175,843	$175,631	$1,269,654
Comprehensive income attributable to noncontrolling interests	(51,927)	(53,458)	(382,825)
Comprehensive income attributable to Taubman Centers, Inc.	$123,916	$122,173	$886,829

Basic earnings per common share (Note 16)	$1.78	$1.78	$13.65

Diluted earnings per common share (Note 16)	$1.77	$1.76	$13.47

Weighted average number of common shares outstanding – basic	60,363,416	61,389,113	63,267,800

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	39,651,069	$25	63,101,614	$631	$796,787	$(8,914)	$(908,656)	$(95,533)	$(215,660)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(35,500)		35,500						—
Repurchase of common stock (Note 14)			(266)		(17)				(17)
Share-based compensation under employee and director benefit plans (Note 13)			187,561	2	18,930				18,932
Adjustments of noncontrolling interests (Note 9)					83	30		(113)	—
Contributions from noncontrolling interests								22,345	22,345
Dividends and distributions (Note 2)							(466,731)	(207,954)	(674,685)
Other	1,431				178		(814)	10	(626)
Net income							893,013	385,109	1,278,122
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(12,783)		(5,221)	(18,004)
Cumulative translation adjustment						(5,148)		(2,045)	(7,193)
Reclassification adjustment for amounts recognized in net income						11,747		4,982	16,729
Balance, December 31, 2014	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(72,061)		73,295	1	(1)				—
Repurchase of common stock (Note 14)			(3,460,796)	(35)	(252,598)				(252,633)
Share-based compensation under employee and director benefit plans (Note 13)			296,653	3	19,249				19,252
Adjustments of noncontrolling interests (Notes 9 and 18)					69,521	(198)		(78,619)	(9,296)
Dividends and distributions (Note 2)							(163,087)	(68,415)	(231,502)
Other					14		(598)		(584)
Net income							134,127	58,430	192,557
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(9,653)		(4,015)	(13,668)
Cumulative translation adjustment						(10,790)		(4,489)	(15,279)
Reclassification adjustment for amounts recognized in net income						8,489		3,532	12,021
Balance, December 31, 2015	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(15,880)		15,880						—
Share-based compensation under employee and director benefit plans (Note 13)			181,172	2	17,028				17,030
Taubman Asia President redeemable equity adjustment (Note 9)					(13,854)				(13,854)
Adjustments of noncontrolling interests (Note 9)					1,959	1		(2,616)	(656)
Dividends and distributions (excludes $7,150 of distributions attributable to redeemable noncontrolling interest) (Note 9)							(168,988)	(200,754)	(369,742)
Other					2		(793)		(791)
Net income (excludes $656 of net loss attributable to redeemable noncontrolling interest) (Note 9)							132,613	56,194	188,807
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(3,044)		(1,264)	(4,308)
Cumulative translation adjustment						(12,251)		(5,088)	(17,339)
Reclassification adjustment for amounts recognized in net income						6,598		2,741	9,339
Balance, December 31, 2016	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$188,151	$192,557	$1,278,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,139	106,355	120,207
Provision for bad debts	4,047	1,994	2,900
Gain on dispositions (Note 2)			(1,116,287)
Gain on sales of peripheral land	(1,827)
Gain on SPG common shares conversion (Note 7)	(11,069)
Debt extinguishment costs (Note 2)			36,372
Discontinuation of hedge accounting (Note 10)			7,763
Other	18,925	15,799	18,728
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(32,833)	(15,636)	(595)
Accounts payable and other liabilities	1,490	6,616	16,476
Net Cash Provided By Operating Activities	$305,023	$307,685	$363,686

Cash Flows From Investing Activities:
Additions to properties	$(504,864)	$(440,678)	$(442,991)
Proceeds from sales of peripheral land	11,258
Cash drawn from (provided to) escrow related to center construction projects (Note 7)	(69,680)	28,857	(70,607)
Proceeds from dispositions, net of transaction costs (Note 2)			1,776,394
Contributions to Unconsolidated Joint Ventures	(79,976)	(97,293)	(45,974)
Contribution for acquisition of Country Club Plaza (Note 2)	(314,245)
Distributions from Unconsolidated Joint Ventures in excess of income (Note 2)	234,913	5,755	68,388
Other	81	(1,762)	7,329
Net Cash Provided By (Used In) Investing Activities	$(722,513)	$(505,121)	$1,292,539

Cash Flows From Financing Activities:
Proceeds from (payments to) revolving lines of credit, net	$234,700		$(158,040)
Debt proceeds	758,991	$1,198,640	163,779
Extinguishment of debt (Note 2)			(658,092)
Other debt payments	(367,527)	(578,790)	(106,844)
Debt issuance costs	(1,620)	(12,743)	(8,208)
Repurchase of common stock (Note 14)		(252,633)	(17)
Issuance of common stock and/or partnership units in connection with incentive plans	1,806	4,526	(943)
Distributions to noncontrolling interests (Note 9)	(207,904)	(68,415)	(207,954)
Distributions to participating securities of TRG	(2,117)	(1,969)	(6,018)
Contributions from noncontrolling interests	2,000		22,345
Cash dividends to preferred shareowners	(23,138)	(23,138)	(23,138)
Cash dividends to common shareowners (Note 2)	(143,733)	(137,830)	(437,665)
Net Cash Provided By (Used In) Financing Activities	$251,458	$127,648	$(1,420,795)

Net Increase (Decrease) In Cash and Cash Equivalents	$(166,032)	$(69,788)	$235,430

Cash and Cash Equivalents at Beginning of Year	206,635	276,423	40,993

Cash and Cash Equivalents at End of Year	$40,603	$206,635	$276,423

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term "Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2016 included 23 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China.

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

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a variable interest entity and has concluded that the ventures are not variable interest entities. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have participating rights over annual operating budgets, capital spending, refinancing, or sale of the property. The Company provides its beneficial interest in certain financial information of its Unconsolidated Joint Ventures (Notes 5 and 8). This beneficial information is derived as the Company's ownership interest in the investee multiplied by the specific financial statement item being presented. Investors are cautioned that deriving the Company's beneficial interest in this manner may not accurately depict the legal and economic implications of holding a noncontrolling interest in the investee.

In 2016, the Company adopted Accounting Standards Update (ASU) No. 2015-02, "Amendments to the Consolidation Analysis." This standard amends certain guidance applicable to the consolidation of various legal entities, including variable interest entities (VIE). The Company evaluated the application of the ASU and concluded that no change was required to its accounting or reporting for any of its interests in less than wholly owned joint ventures. However, under the new guidance all of the Company’s consolidated joint ventures, including the Operating Partnership, now meet the definition and criteria as VIEs. The Company or an affiliate of the Company is the primary beneficiary of each VIE.

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

The Company’s sole significant asset is its investment in the Operating Partnership and, consequently, substantially all of the Company’s consolidated assets and liabilities are assets and liabilities of the Operating Partnership. All of the Company’s debt (Note 8) is an obligation of the Operating Partnership or its consolidated subsidiaries. Note 8 also provides disclosure of guarantees provided by the Operating Partnership to certain consolidated joint ventures. Note 9 provides additional disclosures of the carrying balance of the noncontrolling interests in its consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

The Operating Partnership

At December 31, 2016 and 2015, the Operating Partnership’s equity included two classes of preferred equity (Series J and K Preferred Equity) and the net equity of the partnership unitholders (Note 14). Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and K Preferred Equity are owned by the Company and are eliminated in consolidation.

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG units outstanding at December 31	TRG units owned by TCO at December 31(1)	TRG units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest % in TRG
2016	85,476,892	60,430,613	25,046,279	71%	71%
2015	85,295,720	60,233,561	25,062,159	71	71
2014	88,459,859	63,324,409	25,135,450	72	72

(1)	There is a one-for-one relationship between TRG units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2016 consisted of 25,029,059 shares of Series B Preferred Stock (Note 14) and 60,430,613 shares of common stock.

Revenue Recognition

Shopping center space is generally leased to tenants under short and intermediate term leases that are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Percentage rent is accrued when lessees' specified sales targets have been met. For traditional net leases, where tenants reimburse the landlord for an allocation of reimbursable costs incurred, the Company recognizes revenue in the period the applicable costs are chargeable to tenants. For tenants paying a fixed common area maintenance charge (which typically includes fixed increases over the lease term), the Company recognizes revenue on a straight-line basis over the lease terms. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual costs incurred. Fixed-fee development services contracts are generally accounted for under the percentage-of-completion method, using cost to cost measurements of progress. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. Taxes assessed by government authorities on revenue-producing transactions, such as sales, use, and value-added taxes, are primarily accounted for on a net basis on the Company’s income statement. See Note 21 - New Accounting Pronouncements, for the Company's evaluation of the impact of ASU No. 2014-09, "Revenue's from Contracts with Customers."

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. The Company deposits cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Substantially all cash equivalents at December 31, 2016 were not insured or guaranteed by the FDIC or any other government agency and were invested across three separate financial institutions as of December 31, 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of December 31, 2016 and 2015, the Company’s cash balances restricted for these uses were $0.9 million and $6.4 million, respectively. Included in restricted cash is $0.7 million at December 31, 2016 on deposit in excess of the FDIC insured limit.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. The cost of acquiring a controlling ownership interest or an additional ownership interest (if not already consolidated) is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of a property is determined on an "as-if-vacant" basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents, and carrying costs. The identifiable intangible assets would include the estimated value of "in-place" leases, above and below market "in-place" leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization or as an adjustment to rental revenue, as appropriate, over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease). The Company records goodwill when the cost of an acquired entity exceeds the net of the amounts assigned to assets acquired and liabilities assumed. Costs related to the acquisition of a controlling interest, including due diligence costs, professional fees, and other costs to effect an acquisition, are expensed as incurred.

Deferred Charges and Other Assets

Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. Cash expenditures for leasing costs are recognized in the Consolidated Statement of Cash Flows as operating activities. Debt issuance costs incurred in connection with the Company's revolving lines of credit are deferred and amortized on a straight line basis, which approximates the effective interest method. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

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

Share-Based Compensation Plans

The cost of share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized over the requisite employee service period which is generally the vesting period of the grant. The Company recognizes compensation costs for awards with graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The Company recognizes compensation costs for awards with net operating income performance conditions based on the grant date fair value of the award that coincides with the expected outcome of the condition, as updated for actual results (see "Note 13 - Share-Based Compensation - Net Operating Income Performance Based TRG Profits Units").

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company operates in such a manner as to qualify as a REIT under the applicable provisions of the Internal Revenue Code. To qualify as a REIT, the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to its shareowners and meet certain other requirements. As a REIT, the Company is entitled to a dividends paid deduction for the dividends it pays to its shareowners. Therefore, the Company will generally not be subject to federal income taxes under current Federal income tax law as long as it currently distributes to its shareowners an amount equal to or in excess of its taxable income. REIT qualification reduces but does not eliminate the amount of state and local taxes paid by the Company. In addition, a REIT may be subject to certain excise taxes if it engages in certain activities.
No provision for federal income taxes for consolidated partnerships has been made; as such taxes are the responsibility of the individual partners under current Federal income tax law. There are certain state income taxes incurred which are provided for in the Company’s financial statements.
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
Future changes to tax laws could affect the taxation of the REIT, partnerships and Taxable REIT subsidiaries, possibly having a significant impact on the current and deferred income taxes of the Company.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments and Related Disclosures

The Company has one reportable operating segment: it owns, develops, and manages regional shopping centers. The Company has aggregated its shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are global chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Net Operating Income (NOI) is often used by the Company's chief operating decision makers in assessing segment operating performance. NOI is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

No single retail company represents 5% or more of the Company's revenues. The Company's consolidated revenues and assets do not have any material amounts derived from countries other than the United States, as the Company's investments in Asia are in Unconsolidated Joint Ventures that are accounted for under the equity method.

Costs Associated with Shareowner Activism

During the year ended December 31, 2016, the Company incurred $3.0 million of expense associated with activities related to a shareowner activist campaign, largely legal and advisory services. Due to the unusual and infrequent nature of these expenses in the Company's history, they have been separately classified in the Company's Consolidated Statement of Operations and Comprehensive Income.

Management's Responsibility to Evaluate the Company's Ability to Continue as a Going Concern

In connection with the Company's adoption of ASU No. 2014-15 "Presentation of Financial Statements - Going Concern" on January 1, 2016, when preparing financial statements for each annual and interim reporting period, management now has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Annual Report on Form 10-K.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions, Dispositions, Redevelopments, Developments, and Service Agreement

Acquisitions

Country Club Plaza

In March 2016, a joint venture that the Company formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG's share) in cash, excluding transaction costs. The Company has a 50% ownership interest in the center, which is jointly managed by both companies. The Company's ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. The joint venture determined the fair value of assets acquired and liabilities assumed upon acquisition. Also, in March 2016, a 10-year, $320 million ($160 million at TRG's share) non-recourse financing was completed for this center. The proceeds from the financing were distributed to the joint venture partners based on the partnership agreement ownership percentages.

Purchase of U.S. Headquarters Building

In February 2014, the Company purchased the U.S. headquarters building located in Bloomfield Hills, Michigan for $16.1 million from an affiliate of the Taubman family. In exchange for the building, the Company assumed the $17.4 million, 5.90% fixed rate loan on the building, issued 1,431 Operating Partnership units (and a corresponding number of shares of Series B Preferred Stock), and received $1.4 million in escrowed and other cash from the affiliate. In March 2015, the Company refinanced the loan on the building (Note 8).

Dispositions

Sale of Centers to Starwood

In October 2014, the Company completed the disposition of seven shopping centers to an affiliate of the Starwood Capital Group (Starwood). The following centers (Sale Centers) were sold: MacArthur Center in Norfolk, Virginia, Stony Point Fashion Park in Richmond, Virginia, Northlake Mall in Charlotte, North Carolina, The Mall at Wellington Green in Wellington, Florida, The Shops at Willow Bend in Plano, Texas, The Mall at Partridge Creek in Clinton Township, Michigan, and Fairlane Town Center in Dearborn, Michigan. In 2014, the Company early adopted ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" issued by the FASB. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Therefore, the results of the seven centers are in the Company's continuing operations prior to the October 2014 sale.

In connection with the sale, the Company received consideration of $1.4 billion. The proceeds were used to prepay or defease $623 million of property-level debt and accrued interest and to pay $51.2 million of transaction and debt extinguishment costs. The net cash proceeds were used to pay $424.3 million to shareholders and unitholders as a special dividend and distribution (Note 3). The debt extinguished consisted of four loans secured by Northlake Mall, The Mall at Wellington Green, MacArthur Center, and The Mall at Partridge Creek.

The Company recognized a gain of $629.7 million ($606.2 million at TRG's beneficial share) in 2014 as a result of the disposition of the Sale Centers. In addition, the Company recorded debt extinguishment costs of $36.4 million, ($36.0 million at TRG's beneficial share) which were classified as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

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

As a result of the sale, the Company underwent a restructuring plan to reduce its workforce across various areas of the organization. In 2014, the Company incurred $3.7 million of expenses related to the reduction in workforce. These expenses were classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2016, all of the restructuring costs have been paid.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2016, the Company converted 250,000 of these partnership units into SPG common shares. See Note 7 for additional information regarding this conversion. The Company's investment in the SPG common shares and the remaining investment in the partnership units are classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet.

U.S. Redevelopments and Development

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills, which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of December 31, 2016, the Company's total capitalized costs related to these redevelopment projects were $182.6 million.

International Market Place

International Market Place, a 0.3 million square foot center in Waikiki, Honolulu, Hawaii, opened in August 2016. The center is anchored by Saks Fifth Avenue. The Company owns a 93.5% interest in the project, which is subject to a participating ground lease. The Company is funding all costs of the development.

Asia Development

CityOn.Xi'an

The Company has a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, which owns and manages an approximately 1.0 million square foot shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. The shopping center opened in April 2016. Also in April 2016, the joint venture effectively acquired the 40% noncontrolling interest in the project for approximately $150 million, increasing the partnership's interest to 100%. The Company's effective ownership in the center is 50% and its share of the purchase price for the additional interest was approximately $75 million. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CityOn.Zhengzhou

The Company also has a second joint venture with Wangfujing which owns a majority interest in and will manage an approximately 1.0 million square foot multi-level shopping center, CityOn.Zhengzhou, under construction in Zhengzhou, China. The center is scheduled to open in March 2017. In July 2016, the Company acquired an additional 17% interest in the project. As a result of the acquisition, the Company's effective ownership in the center is 49%. As of December 31, 2016, the Company's share of total project costs were $156.0 million, which was decreased by $10.1 million for the change in exchange rates. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 consisted of the following:

	2016		2015	2014
Federal current	$2,238		$1,931	$8,036
Federal deferred	(1,310)		(34)	1,354
Foreign current	404		628	1,300
Foreign deferred	293		(114)	(48)
State current	782		(528)	1,361
State deferred	(195)		(72)	(3)
Total income tax expense	$2,212		$1,811	$12,000
Less income tax (expense) benefit allocated to Gain on Dispositions (1)			437	(9,733)
Income tax expense as reported on the Consolidated Statement of Operations and Comprehensive Income	$2,212	(2)	$2,248	$2,267

(1)
Amount represents the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014. The tax on the sale is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income. In September 2015, an adjustment of $0.4 million was made to reduce the tax recognized as a result of the sale.

(2)
Includes $0.5 million of income taxes recognized at the time of conversion of a portion of the Company's investment in partnership units in Simon Property Group Limited Partnership to common shares of SPG (Note 7).

Net Operating Loss Carryforwards

As of December 31, 2016, the Company had a foreign net operating loss carryforward of $5.4 million. Of the $5.4 million, $0.1 million had a carryforward period of 10 years and the remaining had an indefinite carryforward period.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Federal	$3,230	$1,427
Foreign	1,673	1,676
State	935	944
Total deferred tax assets	$5,838	$4,047
Valuation allowances	(1,812)	(1,913)
Net deferred tax assets	$4,026	$2,134
Deferred tax liabilities:
Federal		$602
Foreign	$1,124	501
State		70
Total deferred tax liabilities	$1,124	$1,173

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2016, 2015, and 2014 may not be indicative of future periods. The portion of the per share dividends paid in 2016 detailed in each table below as capital gains (long term and unrecaptured Sec. 1250) are designated as capital gain dividends as required by Internal Revenue Code Section 857 (b)(3)(c).

Year	Dividends per common share declared		Return of capital	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2016	$2.3800		$—	$1.8427	$0.3929		$0.1444
2015	2.2600		0.0972	2.1621	0.0004		0.0003
2014	4.7500	(1)	0.7057	0.0000	1.8748	(2)	2.1695	(2)
2014	2.1600		0.3208	1.7773	0.0287	(2)	0.0332	(2)

(1)
Includes a special dividend of $4.75 per share of common stock declared and paid during December 2014, which was declared as a result of the Company's disposition of seven centers to Starwood in October 2014 (Note 2).

(2)
The portion of the per share common dividends paid on December 31, 2014 designated as capital gain (long term and unrecaptured Sec. 1250) dividends for tax purposes is $0.0619 per share of the $0.54 dividend and $4.0443 per share of the $4.75 dividend).

Year	Dividends per Series J Preferred share declared	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2016	$1.6250	$1.2581	$0.2683		$0.0986
2015	1.6250	1.6245	0.0003		0.0002
2014	1.6250	0.49072	0.52580	(1)	0.60848	(1)

(1)
The portion of the per share Series J preferred dividends designated as capital gain (long term and unrecaptured Sec. 1250) for tax purposes is as follows; $0.32178 per share of the $0.40625 paid on June 30, 2014, $0.40625 per share of the $0.40625 paid on September 30, 2014, and $0.40625 per share of the $0.40625 paid on December 31, 2014.

Year	Dividends per Series K Preferred share declared	Ordinary income	Long term capital gain		Unrecaptured Sec. 1250 capital gain
2016	$1.56250	$1.2097	$0.2580		$0.0948
2015	1.56250	1.5620	0.0003		0.0002
2014	1.56250	0.47185	0.50558	(1)	0.58507	(1)

(1)
The portion of the per share Series K preferred dividends designated as capital gain (long term and unrecaptured Sec. 1250) for tax purposes is as follows; $0.30939 per share of the $0.39063 paid on June 30, 2014, $0.39063 per share of the $0.39063 paid on September 30, 2014, and $0.39063 per share of the $0.39063 paid on December 31, 2014.

Uncertain Tax Positions

The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014 or in the Consolidated Balance Sheet as of December 31, 2016 and 2015. As of December 31, 2016, returns for the calendar years 2013 through 2016 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Properties

Properties at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Land	$233,303	$243,870
Buildings, improvements, and equipment	3,639,256	3,107,338
Construction in process and pre-development costs	301,395	362,007
	$4,173,954	$3,713,215
Accumulated depreciation and amortization	(1,147,390)	(1,052,027)
	$3,026,564	$2,661,188

Depreciation expense for 2016, 2015, and 2014 was $130.4 million, $98.8 million, and $110.1 million, respectively.

The charge to operations in 2016, 2015, and 2014 for domestic and non-U.S. pre-development activities was $5.0 million, $4.3 million, and $4.2 million, respectively.

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

Shopping Center	Ownership as of December 31, 2016 and 2015
CityOn.Xi'an (1)	50/30%
CityOn.Zhengzhou (under construction)	Note 2
Country Club Plaza (2)	50/0
Fair Oaks	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Hanam	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)	In April 2016, the joint venture effectively acquired the 40% noncontrolling interest in the project. As a result of the acquisition, the Company's effective ownership is 50% (Note 2).

(2)	In March 2016, the Company acquired a 50% ownership interest in Country Club Plaza (Note 2).

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
Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of December 31, 2016 and 2015 excludes the balances of CityOn.Zhengzhou which is currently under construction (Note 2). In addition, the combined information of the Unconsolidated Joint Ventures as of December 31, 2015 excluded the balances of CityOn.Xi'an and Starfield Hanam, which were under construction as of December 31, 2015 (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31 2016	December 31 2015
Assets:
Properties (1)	$3,371,216	$1,628,492
Accumulated depreciation and amortization	(661,611)	(589,145)
	$2,709,605	$1,039,347
Cash and cash equivalents	83,882	36,047
Accounts and notes receivable, less allowance for doubtful accounts of $1,965 and $1,602 in 2016 and 2015	87,612	42,361
Deferred charges and other assets (2)	67,167	32,660
	$2,948,266	$1,150,415

Liabilities and accumulated deficiency in assets:
Notes payable, net (2)(3)	$2,706,628	$1,994,298
Accounts payable and other liabilities	359,814	70,539
TRG's accumulated deficiency in assets	(166,226)	(512,256)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	48,050	(402,166)
	$2,948,266	$1,150,415

TRG's accumulated deficiency in assets (above)	$(166,226)	$(512,256)
TRG's investment in centers under construction (Note 2)	112,861	296,847
TRG basis adjustments, including elimination of intercompany profit	126,240	132,218
TCO's additional basis	51,070	53,016
Net Investment in Unconsolidated Joint Ventures	$123,945	$(30,175)
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	480,863	464,086
Investment in Unconsolidated Joint Ventures	$604,808	$433,911

(1)	The December 31, 2016 amount includes $63.5 million related to an office tower, which is expected to be sold in the first half of 2017.

(2)
The December 31, 2015 balance has been retrospectively adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the presentation of Debt Issuance Costs" (Note 1).

(3)
The Notes Payable, net amount excludes the construction financing outstanding for CityOn.Zhengzhou of $70.5 million ($34.5 million at TRG's share) and $44.7 million ($14.2 million at TRG's share) as of December 31, 2016 and 2015, respectively. The balances presented also exclude the construction financing outstanding for Starfield Hanam of $52.9 million ($18.1 million at TRG's share) as of December 31, 2015, and the related debt issuance costs.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2016	2015	2014
Revenues	$477,458	$378,280	$338,017
Maintenance, taxes, utilities, promotion, and other operating expenses	$172,325	$118,909	$106,249
Interest expense	103,973	85,198	74,806
Depreciation and amortization	95,051	55,318	47,377
Total operating costs	$371,349	$259,425	$228,432
Nonoperating income (expense)	317	(1)	(22)
Income tax expense	(375)
Net income	$106,051	$118,854	$109,563

Net income attributable to TRG	$61,561	$65,384	$60,690
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	10,086	4,542	3,258
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Beneficial interest in UJV impairment charge - Miami Worldcenter		(11,754)
Equity in income of Unconsolidated Joint Ventures	$69,701	$56,226	$62,002

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$178,009	$147,905	$132,652
Interest expense	(54,674)	(45,564)	(40,416)
Depreciation and amortization	(53,012)	(34,361)	(30,234)
Income tax expense	(622)
Beneficial interest in UJV impairment charge - Miami Worldcenter		(11,754)
Equity in income of Unconsolidated Joint Ventures	$69,701	$56,226	$62,002

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

In 2016, the Company issued a note receivable to one of its Unconsolidated Joint Ventures for purposes of funding development costs. The balance of the note receivable was $43.2 million as of December 31, 2016 and was classified within Investments in Unconsolidated Joint Ventures on the Consolidated Balance Sheet and within Contributions to Unconsolidated Joint Ventures on the Consolidated Statement of Cash Flows.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Trade	$31,958	$29,559
Notes	2,959	1,297
Straight-line rent and recoveries	29,568	26,665
	$64,485	$57,521
Less: Allowance for doubtful accounts	(4,311)	(2,974)
	$60,174	$54,547

Note 7 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Leasing costs	$35,939	$29,097
Accumulated amortization	(10,519)	(10,702)
	$25,420	$18,395
In-place leases, net	6,264	8,525
Investment in Simon Property Group Limited Partnership units (Notes 2 and 17) (1)	44,792	77,711
Investment in SPG common shares (Note 17) (1)	44,418
Deferred financing costs, net (2)	3,995	5,823
Insurance deposit (Note 17)	15,440	14,346
Deposits	116,809	40,424
Prepaid expenses	4,557	6,622
Deferred tax asset, net	4,026	2,134
Other, net	10,007	7,324
	$275,728	$181,304

(1)	In 2016, the Company converted 250,000 Simon Property Group Limited Partnership units to SPG common shares. See Simon Property Group Limited Partnership Unit Conversion discussion below.

(2)
The December 31, 2015 balance has been retrospectively adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

As of both December 31, 2016 and 2015, the Company had $111.4 million and $37.0 million in restricted deposits related to its Asia investments.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simon Property Group Limited Partnership Unit Conversion

In December 2016, the Company converted an investment in 250,000 Simon Property Group Limited Partnership units to SPG common shares. Upon conversion, the Company recognized an $11.1 million gain included within Nonoperating Income (Expense) in the Consolidated Statement of Operations and Comprehensive Income, which was calculated based on the change in fair value of the SPG share price at the date of conversion from the carrying value. The Simon Property Group Limited Partnership units were previously accounted for at cost. The SPG common shares are recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet at December 31, 2016 based on the common share price at year-end and are accounted for as available-for-sale marketable securities at fair value. Changes in fair value from conversion date to December 31, 2016 are recorded in Other Comprehensive Income in the Consolidated Statement of Operations and Comprehensive Income. The remaining Simon Property Group Limited Partnership units held as of December 31, 2016 are recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet at December 31, 2016 at historical book value per unit pursuant to cost method accounting.

Note 8 - Notes Payable, Net

Notes payable, net at December 31, 2016 and 2015 consist of the following:

	2016		2015		Stated Interest Rate		Maturity Date		Number of One Year Extension Options	Facility Amount
Cherry Creek Shopping Center	$550,000	(1)			3.85%		06/01/28
Cherry Creek Shopping Center			$280,000		5.24%
City Creek Center	80,269	(2)	81,756	(2)	4.37%		08/01/23
The Gardens on El Paseo			81,920	(3)	6.10%
Great Lakes Crossing Outlets	208,303		212,863		3.60%		01/06/23
The Mall at Green Hills	150,000		150,000		LIBOR+1.60%		12/01/18		1
International Market Place	257,052		92,169		LIBOR + 1.75%		08/14/18		2	$330,890
The Mall of San Juan	302,357		258,250		LIBOR + 2.00%		04/02/17		2	320,000
The Mall at Short Hills	1,000,000		1,000,000		3.48%		10/01/27
U.S. Headquarters Building	12,000		12,000		LIBOR + 1.40% Swapped to 3.49%		03/01/24
$65M Revolving Credit Facility	24,700				LIBOR + 1.40%		04/29/17			65,000	(4)
$1.1B Revolving Credit Facility	210,000	(5)		(5)	LIBOR + 1.30%	(5)	02/28/19	(5)	1	1,100,000	(5)
$475M Unsecured Term Loan	475,000	(6)	475,000	(6)	LIBOR + 1.45%	(6)	02/28/19
Deferred Financing Costs, Net	(14,169)		(16,870)
	$3,255,512		$2,627,088

(1)
Cherry Creek Shopping Center was refinanced in May 2016. The proceeds were used to repay the existing loan, with the remaining net proceeds distributed to the joint venture partners based on the partnership agreement ownership percentages.

(2)
The Operating Partnership has provided a limited guarantee of the repayment of the City Creek Center loan, which could be triggered only upon a decline in center occupancy to a level that the Company believes is remote.

(3)
Balance includes purchase accounting premium adjustment of $0.4 million in 2015 for an above market interest rate upon acquisition of the center in December 2011. In April 2016, the Company paid off the mortgage note payable on The Gardens on El Paseo.

(4)	The unused borrowing capacity at December 31, 2016 was $34.0 million, after considering $6.3 million of letters of credit outstanding on the facility.

(5)
TRG is the borrower under the $1.1 billion unsecured revolving credit facility. As of December 31, 2016 the interest rate on the facility was a range of LIBOR plus 1.15% to LIBOR plus 1.70% and a facility fee of 0.20% to 0.30% based on the Company's total leverage ratio. The unused borrowing capacity at December 31, 2016 was $890.0 million. In January 2017, the facility was refinanced (Note 22).

(6)
TRG is the borrower under the $475 million unsecured term loan with an accordion feature to increase the borrowing capacity to $600 million, subject to certain conditions including having the borrowing capacity based on the unencumbered asset pool EBITDA and obtaining lender commitments. As of December 31, 2016, the Company cannot fully utilize the accordion feature unless additional assets are added to the unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on the Company's total leverage ratio. The LIBOR rate is swapped to a fixed interest rate of 1.65%, resulting in an effective interest rate in the range of 3.00% to 3.55% (Note 10).

Notes payable are collateralized by properties with a net book value of $2.0 billion at December 31, 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on notes payable as of December 31, 2016:

2017	$333,373	(1)
2018	413,615	(2)
2019	691,820	(3)
2020	7,058
2021	7,363
Thereafter	1,816,452
Total principal maturities	$3,269,681
Net unamortized deferred financing costs	(14,169)
Total notes payable, net	$3,255,512

(1)	Includes $302.4 million with two, one-year extension options.

(2)	Includes $257.1 million with two, one-year extension options and $150.0 million with a one-year extension option.

(3)	Includes $210.0 million with a one-year extension option.

2017 Maturities and Financings

The construction facility for The Mall of San Juan matures in April 2017. As of December 31, 2016, the outstanding balance of this construction facility was $302.4 million. The Company is currently evaluating options related to refinancing or paying off this construction facility.

The $65.0 million secured secondary revolving credit facility matures in April 2017. The Company expects to extend this facility for one year at maturity.

In February 2017, the Company completed a $300 million unsecured term loan that matures in February 2022. Also in February 2017, the Company amended its $1.1 billion unsecured revolving line of credit (Note 22).

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s unsecured primary revolving line of credit, $475 million unsecured term loan, and the construction facilities on The Mall of San Juan and International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary revolving line of credit and $475 million term loan have unencumbered pool covenants, which apply to Beverly Center, Dolphin Mall, and Twelve Oaks Mall on a combined basis as of December 31, 2016. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2016, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of December 31, 2016. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets. In February 2017, The Gardens on El Paseo was added as a guarantor to the $1.1 billion revolving line of credit and $475 million unsecured term loan. See Note 22 - Subsequent Events for further details.

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction financing facility as of December 31, 2016 was $257.1 million. Accrued but unpaid interest as of December 31, 2016 was $0.5 million. The Company believes the likelihood of a payment under the guarantees to be remote.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the financing of the construction facility at The Mall of San Juan, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. In addition, the Operating Partnership has provided a guarantee as to the completion of the center. The maximum amount of the construction facility is $320 million. The outstanding balance of The Mall of San Juan construction financing facility as of December 31, 2016 was $302.4 million. Accrued but unpaid interest as of December 31, 2016 was $0.4 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of December 31, 2016, the interest rate swap was in a liability position of $0.4 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of December 31, 2016 and 2015, the Company's cash balances restricted for these uses were $0.9 million and $6.4 million, respectively.

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
December 31, 2016	$3,255,512		$2,777,162		$2,949,440		$1,425,511
December 31, 2015 (1)	2,627,088		2,087,552		2,468,451		1,116,395

Capitalized interest:
Year Ended December 31, 2016	$21,864	(2)	$2,589	(3)	$21,728	(2)	$2,589	(3)
Year Ended December 31, 2015	31,112	(2)	792	(3)	30,130	(2)	543	(3)

Interest expense:
Year Ended December 31, 2016	$86,285		$103,973		$75,954		$54,674
Year Ended December 31, 2015	63,041		85,198		56,076		45,564

(1)
The December 31, 2015 balances have been retrospectively adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Noncontrolling Interests

Redeemable Noncontrolling Interests

Taubman Asia

In September 2016, the Company announced the appointment of Peter Sharp (Successor Asia President) as president of Taubman Asia, a consolidated subsidiary, succeeding René Tremblay (Former Asia President) effective January 1, 2017. The Former Asia President continues to be employed by the Company in other capacities.

The Former Asia President has an ownership interest in Taubman Asia. As of December 31, 2016, this interest entitled the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon specified terminations of the Former Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into level 3 of the fair value hierarchy, taking into account the proportion of the Former Asia President's services rendered before he is fully vested. The carrying amount of this redeemable equity was $8.7 million and zero as of December 31, 2016 and 2015, respectively. Any adjustments to the redemption value are recorded through equity.

In April 2016, the Company reacquired half of the Former Asia President's ownership interest in Taubman Asia for $7.2 million. The Former Asia President contributed $2 million to Taubman Asia, which may be returned, in part or in whole, upon satisfaction of the re-evaluation of the full liquidation value of Taubman Asia as of April 2016; such re-evaluation will be performed at the Former Asia President's election on or after the third anniversary of the opening of specified Asia projects. The Former Asia President's remaining 5% interest is puttable beginning in 2019 at the earliest, upon reaching certain specified milestones, and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet as of December 31, 2016. The $7.2 million acquisition price is reflected as a distribution to noncontrolling interests on the Consolidated Statement of Cash Flows.

The Successor Asia President also has a redeemable equity interest in Taubman Asia for which any future redemption value will be determined by new projects to be developed or acquired on or after January 1, 2017.

International Market Place

The Company owns a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii, which opened in August 2016. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both December 31, 2016 and 2015. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interest

2016
Balance, January 1
Former Taubman Asia President vested redeemable equity	$13,854
Distributions	(7,150)
Contributions	2,000
Allocation of net loss	(656)
Adjustments of redeemable noncontrolling interest	656
Balance, December 31	$8,704

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of December 31, 2016 and 2015 included the following:

	2016	2015
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(155,919)	$(23,569)
Noncontrolling interests in partnership equity of TRG	13,136	31,573
	$(142,783)	$8,004
Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the years ended December 31, 2016, 2015, and 2014 included the following:

	2016	2015	2014
Net income (loss) attributable to non-redeemable noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$8,761	$11,222	$34,239
Noncontrolling share of income of TRG	47,433	47,208	350,870
	$56,194	$58,430	$385,109
Redeemable noncontrolling interest:	(656)
	$55,538	$58,430	$385,109

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Net income attributable to Taubman Centers, Inc. common shareowners	$107,358	$109,020	$863,857
Transfers (to) from the noncontrolling interest:
Increase in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	1,959	69,521	83
Net transfers (to) from noncontrolling interests	1,959	69,521	83
Change from net income attributable to Taubman Centers, Inc. and transfers from noncontrolling interests	$109,317	$178,541	$863,940

(1)
In 2016, 2015, and 2014, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 13) and issuances of stock pursuant to the continuing offer (Note 15). In 2016, adjustments of the noncontrolling interest were also made in connection with the accounting for the former Asia President's redeemable ownership interest. In 2015 and 2014, adjustments of the noncontrolling interest were also made as a result of share repurchases (Note 14).

Finite Life Entities

Accounting Standards Codification Topic 480, "Distinguishing Liabilities from Equity" establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2016, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was $360.0 million at December 31, 2016, compared to a book value of $(155.9) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Derivative and Hedging Activities

Risk Management Objective and Strategies for Using Derivatives

The Company uses derivative instruments, such as interest rate swaps and interest rate caps, primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed rate financing. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

As of December 31, 2016, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.45%	(1)	3.10%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (3)	50%	132,534	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (3)	50%	132,534	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	168,983	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed KRW cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of OCI. The ineffective portion of the change in fair value, if any, is recognized directly in earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed rate financings or refinancings continue to be included in Accumulated Other Comprehensive Income (Loss) (AOCI) during the term of the hedged debt transaction.

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

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

During the years ended December 31, 2016 and 2015, the Company recognized $0.3 million of hedge ineffectiveness income and $0.3 million of hedge ineffectiveness expense, respectively, related to the swaps used to hedge the unsecured term loan. The hedge ineffectiveness for both periods was recorded in Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. In addition, during the year ended December 31, 2015, the Company recorded a loss of $0.2 million of hedge ineffectiveness expense in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income related to the Starfield Hanam swap prior to its hedge inception in September 2015 and an immaterial amount of hedge ineffectiveness expense after hedge inception. During the year ended December 31, 2014, the Company had an immaterial amount of hedge ineffectiveness expense related to the swap on MacArthur Center (prior to discontinuation of hedge accounting (Note 2)) recorded as Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2016	2015	2014		2016	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiary (1)				Nonoperating Income (Expense) (1)			$(4,880)
Interest rate contracts – consolidated subsidiaries (1)	$2,234	$(1,730)	$(7,362)	Interest Expense (1)	$(5,823)	$(7,211)	(8,663)
Interest rate contracts – UJVs	2,478	71	893	Equity in Income of UJVs	(3,775)	(4,489)	(3,186)
Cross-currency interest rate swap – UJV	(109)	12		Equity in Income of UJVs	259	(321)
Total derivatives in cash flow hedging relationships	$4,603	$(1,647)	$(6,469)		$(9,339)	$(12,021)	$(16,729)

(1) Includes the MacArthur Center swap for the period that it was effective as a hedge until June 2014, when hedge accounting was discontinued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2016 and 2015.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2016	December 31 2015
Derivatives designated as hedging instruments:
Asset derivative:
Cross-currency interest rate swap - UJV	Investment in UJVs	381
Total assets designated as hedging instruments		$381	$—

Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(3,548)	$(6,077)
Interest rate contracts – UJVs	Investment in UJVs	(2,496)	(4,974)
Cross-currency interest rate swap - UJV	Investment in UJVs		(11)
Total liabilities designated as hedging instruments		$(6,044)	$(11,062)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of recourse indebtedness on the Company or the Operating Partnership's indebtedness. As of December 31, 2016, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of December 31, 2016 and 2015, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $6.0 million and $11.1 million, respectively. As of December 31, 2016 and 2015, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 8 regarding guarantees and Note 17 for fair value information on derivatives.

MacArthur Center Swap in Connection with Starwood Disposition

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

In June 2014, in connection with entering into the Starwood Purchase and Sale Agreement, the Company discontinued hedge accounting on the MacArthur Center swap and accelerated the reclassification of amounts in AOCI to earnings as a result of it becoming probable that the center's debt would be early extinguished and the hedged interest payments would not occur. The accelerated amount was a loss of $4.9 million recorded as a component of Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. The Company also recorded a loss of $2.9 million to Nonoperating Income (Expense) for the year ended December 31, 2014 for changes in the fair value of this swap subsequent to the June 2014 discontinuation of hedge accounting. In October 2014, this swap was terminated and the debt was paid off with the proceeds from the sale to Starwood (Note 2). As of December 31, 2016 and 2015, the Company does not have any derivatives not designated as hedging instruments.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, percentage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2016 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2017	$320,396
2018	301,957
2019	278,918
2020	247,691
2021	210,121
Thereafter	651,688

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2104. In addition, one center has an option to extend the term for three 10-year periods and another center has the option to extend the lease term for one additional 10-year period. Ground rent expense is recognized on a straight-line basis over the lease terms.

The Company also leases certain of its office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2021.

Rental expense on a straight-line basis under operating leases was $15.1 million in 2016, $15.4 million in 2015, and $12.6 million in 2014. Included in these amounts are related party office rental expense of $0.2 million in 2014. The amounts were incurred prior to the Company's purchase of the U.S. headquarters building in February 2014 (Note 2), which was previously rented from an affiliate of the Taubman family. Contingent rent expense under operating leases was $1.7 million in 2014. There was no contingent rent expense under operating leases in 2015 or 2016. Payables representing straight-line rent adjustments under lease agreements were $59.3 million and $52.6 million, as of December 31, 2016 and 2015, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2017	$15,833
2018	14,597
2019	14,113
2020	13,181
2021	12,575
Thereafter	751,191

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

International Market Place, a regional mall located in Waikiki, Honolulu, Hawaii, opened in August 2016. The project is subject to a long-term participating ground lease. In addition to minimum rent included in the table above, the Company will pay contingent rent based on the performance of the center.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - The Manager

The Manager, which is 99% beneficially owned by the Operating Partnership, provides property management, leasing, development, and other administrative services to the Company, the shopping centers, Taubman affiliates, and other third parties. Accounts receivable from related parties include amounts due from Unconsolidated Joint Ventures or other affiliates of the Company, primarily relating to services performed by the Manager. These receivables include certain amounts due to the Manager related to reimbursement of third party (non-affiliated) costs.

The A. Alfred Taubman Restated Revocable Trust (the Revocable Trust) and certain of the Revocable Trust's affiliates receive various management services from the Manager. For such services, the Revocable Trust and affiliates paid the Manager $3.0 million in 2016, and $2.9 million in both 2015 and 2014. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

Other related party transactions are described in Notes 5, 13, and 15.

Note 13 - Share-Based Compensation and Other Employee Plans

The Taubman Company 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which is shareowner approved, provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted share units, restricted units of limited partnership in TRG (TRG Units), restricted TRG Unit units, options to purchase shares or TRG units, share appreciation rights, performance share units, unrestricted shares or TRG units, and other awards to acquire up to an aggregate of 8.5 million Company common shares or TRG units. In addition, non-employee directors have the option to defer their compensation under a deferred compensation plan.

Non-option awards granted after an amendment of the 2008 Omnibus Plan in 2010 are deducted at a ratio of 1.85 Company common shares or TRG units, while non-option awards granted prior to the amendment are deducted at a ratio of 2.85. Options are deducted on a one-for-one basis. The amount available for future grants is adjusted when the number of contingently issuable shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.

Prior to the adoption of the 2008 Omnibus Plan, the Company provided share-based compensation through an incentive option plan and non-employee directors' stock grant and deferred compensation plans.

The compensation cost charged to income for the Company’s share-based compensation plans was $11.8 million, $12.1 million, and $17.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2015, a reversal of $2.0 million of prior period share-based compensation expense was recognized upon the announcement of an executive management transition as a reduction of General and Administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Income. Compensation cost capitalized as part of properties and deferred leasing costs was $1.3 million, $2.3 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company estimated the grant-date fair values of share-based grants using the methods discussed in the separate sections below for each type of grant. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the times of grants. The Company assumes no forfeitures for failure to meet the service requirement of options, Performance Share Units (PSU), or Profits Units, due to the small number of participants and low turnover rate.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Profits Units

In June 2016, the Compensation Committee of the Board of Directors (the Compensation Committee) of the Company approved an amendment to the 2008 Omnibus Plan, so as to allow for an additional type of long-term incentive program for senior management (the Revised LTIP program) of the Manager. Under the Revised LTIP program, senior management may be awarded "Profits Units", intended to constitute "profits interests" within the meaning of Treasury authority under the Internal Revenue Code of 1986, as amended (and are referred to as TRG Units under the Revised LTIP program). Under the Revised LTIP Program, the following types of Profits Units awards may be granted to such senior management individuals: (1) a time-based award with a three-year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) thresholds over a three-year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) thresholds over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of TSR and NOI Performance-based Profits Units are to be issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against targeted TSR and NOI measures over a three-year performance measurement period. Awards of Profits Units are accompanied by a "Profits Unit Designation", issued by the Operating Partnership's managing general partner under the TRG Partnership Agreement that sets forth any performance conditions and economic rights, including distribution and conversion rights, that relate to the Profits Units.

In June 2016, Profits Units consisting of Restricted TRG Profits Units, TSR Performance-based TRG Profits Units and NOI Performance-based TRG Profits Units were granted under the 2008 Omnibus Plan. Each such award represents a contingent right to receive a TRG partnership unit upon vesting and the satisfaction of certain tax-driven requirements and, as to the TSR and NOI Performance-based TRG Profits Units the satisfaction of certain performance-based requirements. Until vested, a Profits Unit entitles the holder to only one-tenth of the distributions otherwise payable by TRG on a partnership unit. Therefore, the Company accounts for these Profits Units as participating securities in the Operating Partnership. A portion of the Profits Units award represents estimated cash distributions that otherwise would have been payable during the vesting period and, upon vesting, there will be an adjustment in actual number of Profits Units realized under each award to reflect the Operating Partnership's actual cash distributions during the vesting period. Under the Company's Continuing Offer, each partnership unit is exchangeable by the holder for one share of the Company's common stock. Upon conversion of the Profits Units to partnership units, the holder will have the right to purchase one share of Series B Preferred Stock of the Company for each partnership unit held.

Each holder of a Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested Profits Units have not achieved the applicable criteria for conversion to partnership units, vesting and economic equivalence to a partnership unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement. The accounting valuations of Profits Units consider the possibility that sufficient share price appreciation will not be realized, such that the conversion to partnership units will not occur and the awards will be forfeited.

Information specific to the various forms of Profits Units are described in the following sections.

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

A summary of Restricted TRG Profits Units activity for the year ended December 31, 2016 is presented below:

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	68,045	59.89
Forfeited	(22,105)	60.71
Outstanding at December 31, 2016	45,940	$59.49

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the Restricted TRG Profits Units outstanding at December 31, 2016 were vested. As of December 31, 2016, there was $2.2 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.2 years.

Relative TSR Performance-based TRG Profits Units

In June 2016, Relative TSR Performance-based TRG Profits Units were granted under the 2008 Omnibus Plan. The units vest in March 2019, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The maximum number of Relative TSR Performance-based Profits Units was issued at grant, eventually subject to a recovery and cancellation of previously granted amounts once the TSR performance measures are finally determined. The Company estimated the value of these relative TSR Performance-based TRG Profits Units granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date as adjusted by the present value of expected differences in dividends payable on the common stock versus the distributions payable on the Relative TSR Performance-based TRG Profits Units over the vesting period, historical returns of the Company and the peer group of companies, a risk-free interest rate of 1.03% and a measurement period of approximately three years.

A summary of relative TSR Performance-based TRG Profits Units activity for the year ended December 31, 2016 is presented below:

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	119,123	26.42
Forfeited	(15,754)	26.42
Outstanding at December 31, 2016	103,369	$26.42

None of the Relative TSR Performance-based TRG Profits Units outstanding at December 31, 2016 were vested. As of December 31, 2016, there was $2.1 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.2 years.

NOI Performance-based TRG Profits Units

In June 2016, NOI Performance-based TRG Profits Units were granted under the 2008 Omnibus Plan. The units vest in March 2019, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. The maximum number of NOI Performance-based Profits Units was issued at grant, eventually subject to a recovery and cancellation of previously granted amounts once the NOI performance measures are finally determined. These awards also provide for a cap on the maximum number of units if a specified TSR level is not achieved. The Company considers the NOI measure a performance condition, and as such, has estimated a grant-date fair value for each of its possible outcomes. The compensation cost ultimately will be recognized equal to the grant-date fair value of the award that coincides with the actual outcome of the NOI performance. The Company estimated these grant-date fair values of these NOI Performance-based TRG Profits Units granted using a Monte Carlo simulation, considering the Company’s common stock price at the grant date as adjusted by the present value of expected differences in dividends payable on the common stock versus the distributions payable on the NOI Performance-based TRG Profits Units over the vesting period, a risk-free interest rate of 1.03%, and a measurement period of approximately three years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of NOI Performance-based TRG Profits Units activity for the year ended December 31, 2016 is presented below:

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	119,123	41.87
Forfeited	(15,754)	19.41
Outstanding at December 31, 2016 (1)	103,369	$41.87

(1)
The number of NOI Performance-based TRG Profits Units shown as outstanding represents the number of awards granted less forfeitures and is equal to the maximum number of units that can be issued upon the final determination of the NOI performance. The weighted average grant-date fair value shown corresponds with management's current expectation of the probable outcome of the NOI performance measure, that all of the units will ultimately be issued. The product of the NOI Performance-based TRG Profits Units outstanding and the grant-date fair value represents the compensation cost being recognized over the remaining service period.

None of the NOI Performance-based TRG Profits Units outstanding at December 31, 2016 were vested. As of December 31, 2016, there was $3.4 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.2 years.

Other Share-based Awards

Information specific to other forms of share-based awards, including options, PSU, RSU, and other award types is contained in the following sections.

Options

Options are granted to purchase units of limited partnership interest in the Operating Partnership, which are exchangeable for new shares of the Company’s stock under the Continuing Offer (Note 15). The options have ten-year contractual terms.

A summary of option activity for the years ended December 31, 2016, 2015, and 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2014	563,436	$43.81	2.6	$31.31	-	$55.90
Exercised	(42,143)	42.16
Outstanding at December 31, 2014	521,293	$39.20	1.6	$26.56	-	$51.15	(1)
Exercised	(228,750)	29.72
Outstanding at December 31, 2015	292,543	$46.60	1.4	$35.50	-	$51.15
Exercised	(89,957)	42.66
Outstanding at December 31, 2016	202,586	$48.35	0.7	$45.90	-	$51.15

Fully vested options at December 31, 2016	202,586	$48.35	0.7

(1) Range of exercise prices as of December 31, 2014 reflects adjustments to the exercise price as a result of a grant modification in December 2014.

As of December 31, 2016 and 2015, all options outstanding were fully vested and there was no unrecognized compensation cost related to options.

The aggregate intrinsic value (the difference between the period end stock price and the option exercise price) of in-the-money options outstanding was $5.2 million as of December 31, 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $2.4 million, $10.0 million, and $1.4 million, respectively. Cash received from option exercises for the years ended December 31, 2016, 2015, and 2014 was $3.8 million, $6.8 million, and $1.8 million, respectively.

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

In December 2014, the Company modified all outstanding option awards to ensure that holders were in a neutral economic position after giving effect to the payment of the special dividend by decreasing the exercise price of each award by $4.75 (see "Modification of Grants for Special Dividend" below). With the exception of the decrease to the exercise price, all terms of the modified awards remained the same as the original awards. The Company estimated the incremental fair values of the modification as of the modification date using a Black-Scholes valuation model considering: the Company’s common stock price at the modification date; before and after modification exercise prices ranging from $31.31 to $55.90 and $26.56 to $51.15, respectively; expected volatility of 13.62% to 19.14%, expected dividend yield of 2.70%, remaining contractual term (in years) of 0.46 to 3.24, and a risk-free interest rate of 0.07% to 0.98%. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect on the modification date.
Performance Share Units

In 2015, and 2014 the Company granted PSU under the 2008 Omnibus Plan. Each PSU represents the right to receive, upon vesting, shares of the Company’s common stock ranging from 0-300% of the PSU based on the Company’s market performance relative to that of a peer group. The 2015 PSU grant includes a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date. No dividends accumulate during the vesting period for the 2014 grants. The vesting date is March 2018 and March 2017, for the 2015 and 2014 grants, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

The Company estimated the value of the PSU granted in 2015 and 2014 using a Monte Carlo simulation, considering the Company’s common stock price at the grant date (less the present value of the expected dividends during the vesting periods for 2014 grants), historical returns of the Company and the peer group of companies, and risk-free interest rates and measurement periods existing at the grant dates. Specific assumptions and the valuation results are shown below.

	PSU Grant Dates
	2015	2014

Risk-free interest rate	1.12%	0.07%
Measurement period	3 years	3 years
Weighted average grant-date fair value	$112.30	$93.07

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Additional PSU Grant Dates
	2013	2012

Risk-free interest rate	0.46% to 0.62%	0.70% to 0.90%
Measurement period	4 years	5 years
Weighted average grant-date fair value	$171.05	$189.23

In December 2014, the Company modified all outstanding PSU grants to ensure that holders were in a neutral economic position after giving effect to the payment of the special dividend by increasing the number of PSU granted in each award (see "Modification of Grants for Special Dividend" below). With the exception of the number of PSU granted, all terms of the modified awards remained the same as the original awards. The Company estimated the incremental fair values of the modification as of the modification date using a Monte Carlo simulation, considering the Company’s common stock price at the modification date less the special dividend and the present value of the expected dividends during the remaining vesting periods, historical returns of the Company and the peer group of companies, a risk-free interest rate of 0.03% to 0.65%, and a measurement period of 0.24 to 2.25 years.
A summary of PSU activity for the years ended December 31, 2016, 2015, and 2014 is presented below:

	Number of Performance Stock Units		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	234,863		$139.18
Granted	49,157		93.07
Forfeited	(771)		160.09
Vested	(43,858)	(1)	85.40
Special dividend adjustment (2)	15,260		57.00
Outstanding at December 31, 2014	254,651		$132.86
Granted	50,256		112.30
Forfeited	(5,854)		174.95
Vested	(43,575)	(1)	97.44
Outstanding at December 31, 2015	255,478		$134.52
Forfeited	(44,585)		149.43
Vested	(44,866)	(1)	96.61
Outstanding at December 31, 2016	166,027		$138.93

(1) Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the years ended December 31, 2016, 2015, and 2014 was zero, zero, and 75,438, respectively. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.
(2) Represents an adjustment made to the PSU as a result of the grant modification in December 2014.

The total intrinsic value of PSU vested during the years ended December 31, 2016, 2015, and 2014 was zero, zero, and $5.3 million, respectively.

None of the PSU outstanding at December 31, 2016 were vested. As of December 31, 2016, there was $2.1 million of total unrecognized compensation cost related to nonvested PSU outstanding. This cost is expected to be recognized over an average period of 0.9 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

In 2016, 2015, and 2014, RSU were issued under the 2008 Omnibus Plan and represent the right to receive upon vesting one share of the Company’s common stock. The 2016 and 2015 grants also receive a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock from the date of grant of the award to the vesting date, while no dividends accumulate during the vesting period for the 2014 grants. The vesting date is March 2019, March 2018, and March 2017 for the 2016, 2015, and 2014 grants, respectively, if continuous service has been provided through that period, or upon retirement or certain other events (such as death or disability) if earlier.
The Company estimated the values of the RSU granted in 2016 and 2015 using the Company’s common stock price at the grant date. The Company’s valuation was a grant-date fair value of $73.42 per RSU granted during 2016 and $74.36 per RSU granted during 2015. The Company estimated the value of the RSU granted in 2014 using the Company’s common stock at the grant date deducting the present value of expected dividends during the vesting period using a risk-free rate of 0.70% for the 2014 grant. The result of the Company’s valuations was a weighted average grant-date fair value of $63.95 per RSU granted during 2014.
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
In December 2014, the Company modified all outstanding RSU grants to ensure that holders were in a neutral economic position after giving effect to the payment of the special dividend by increasing the number of RSU granted in each award (see "Modification of Grants for Special Dividend" below). With the exception of the number of RSU granted, all terms of the modified awards remained the same as the original awards. The Company estimated the incremental fair values of the modification as of the modification date using the Company’s common stock price at the modification date less the special dividend and the present value of the expected dividends during the remaining vesting periods using a risk free interest rate of 0.03% to 0.65% and a measurement period of 0.24 to 2.25 years.
A summary of RSU activity for the years ended December 31, 2016, 2015, and 2014 is presented below:

	Number of Restricted Stock Units	Weighted average Grant Date Fair Value
Outstanding at January 1, 2014	269,899	$62.00
Granted (three-year vesting)	106,540	63.95
Granted (staggered vesting)	8,505	66.19
Forfeited	(4,843)	65.44
Vested	(104,302)	51.96
Special dividend adjustment (1)	17,852	72.27
Outstanding at December 31, 2014	293,651	$67.00
Granted	100,682	74.36
Forfeited	(14,542)	69.87
Vested	(96,438)	65.60
Outstanding at December 31, 2015	283,353	$69.93
Granted	55,888	73.42
Forfeited	(17,012)	69.20
Vested	(90,326)	71.57
Outstanding at December 31, 2016	231,903	$70.40
(1) Represents an adjustment made to the RSU as a result of the grant modification in December 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.00% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2016, 2015, and 2014 was $6.6 million, $7.0 million, and $7.4 million, respectively.

None of the RSU outstanding at December 31, 2016 were vested. As of December 31, 2016, there was $4.6 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.6 years.

Modification of Grants for Special Dividend

In December 2014, the Company paid a special dividend of $4.75 per share of common stock to all shareholders of record as of the close of business on December 15, 2014. In connection with this special dividend, the Board of Directors approved award adjustments to all outstanding PSU and Restricted Share Units (RSU) grants and to options that had not been exercised prior to the ex-dividend date for the special dividend to ensure that the holders were in a neutral economic position after giving effect to the payment of the special dividend.
The number of units subject to each such PSU and RSU grant was increased and for option holders, the exercise price was decreased, so that each grant or option had the same intrinsic value to the holder before and after giving effect to the payment of the special dividend.
The total additional compensation related to the award adjustments was $4.5 million, which is being recognized over the remaining vesting periods, if any, of the grants. Amounts relating to vested options were recognized immediately.
Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan provides a quarterly grant to each non-employee director of the Company shares of the Company's common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $125,000 in both 2016 and 2015 and $120,000 in 2014. As of December 31, 2016, 17,485 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer until the termination of his or her service on the Company’s Board of Directors and for such deferred compensation to be denominated in restricted stock units. The number of restricted stock units received equals the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, including special dividends, the directors’ deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the Company’s common stock on the business day immediately before the record date of the applicable dividend payment. There were 120,757 restricted stock units outstanding under the DCP at December 31, 2016.

Other Employee Plan

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2012 (the Plan). The Company believes the Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount equal to 2% of the qualified wages of all qualified employees and matches employee contributions in excess of 2% up to 7% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $3.1 million in 2016, $2.9 million in 2015, and $3.3 million in 2014.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Common and Preferred Stock and Equity of TRG

Common Stock

The Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $450 million of its outstanding common stock. The Company plans to repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares were repurchased in 2016. As of December 31, 2016, the Company cumulatively repurchased 4,247,867 shares of its common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. As of December 31, 2016, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of the Company’s common stock repurchased, one of the Company’s Operating Partnership units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

Preferred Stock

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the Operating Partnership units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2016, 2015, and 2014, 15,880 shares, 72,061 shares, and 35,500 shares of Series B Preferred Stock, respectively, were converted to zero shares, four shares, and one share of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in TRG in 1992, the Company entered into an agreement (the Cash Tender Agreement) with the Revocable Trust and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in TRG, whereby each of the Revocable Trust and TVG has the right to tender to the Company TRG Units (provided that the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on its market valuation on the trading date immediately preceding the date of the tender (except as otherwise provided below). TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the tendering party, TRG Units held by members of A. Alfred Taubman’s family and TRG Units held by entities in which his family members hold interests may be included in such a tender.

The Company will have the option to pay for tendered interests from available cash, borrowed funds, or from the proceeds of an offering of the Company's common stock. Generally, the Company expects to finance these purchases through the sale of new shares of its stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for the sole benefit of the Company. The Company accounts for the Cash Tender Agreement as a freestanding written put option. As the option put price is defined by the current market price of the Company's stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at December 31, 2016 of $73.93 per common share, the aggregate value of interests in TRG that may be tendered under the Cash Tender Agreement was $1.8 billion. The purchase of these interests at December 31, 2016 would have resulted in the Company owning an additional 28% interest in the Operating Partnership.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 15), outstanding options for partnership units, PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election (Note 13). In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

	Year Ended December 31
	2016	2015	2014
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$107,358	$109,020	$863,857
Impact of additional ownership of TRG	257	398	10,933
Diluted	$107,615	$109,418	$874,790

Shares (Denominator) – basic	60,363,416	61,389,113	63,267,800
Effect of dilutive securities	466,139	772,221	1,653,264
Shares (Denominator) – diluted	60,829,555	62,161,334	64,921,064

Earnings per common share - basic	$1.78	$1.78	$13.65
Earnings per common share - diluted	$1.77	$1.76	$13.47

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

	Year Ended December 31
	2016	2015	2014
Weighted average noncontrolling partnership units outstanding	3,983,781	4,029,934	4,351,727
Unissued partnership units under unit option deferral elections	871,262	871,262

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2016 Using		Fair Value Measurements as of December 31, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares (Note 7)	$44,418
Insurance deposit	15,440		$14,346
Total assets	$59,858	$—	$14,346	$—

Derivative interest rate contracts (Note 10)		$(3,548)		$(6,077)
Total liabilities		$(3,548)		$(6,077)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of December 31, 2016 and 2015, the Company owned 340,124 and 590,124, respectively, partnership units in Simon Property Group Limited Partnership (Note 2). The fair value of the partnership units, which is derived from SPG's common stock price and therefore falls into Level 2 of the fair value hierarchy, was $60.4 million at December 31, 2016 and $114.7 million at December 31, 2015. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $44.8 million and $77.7 million at December 31, 2016 and 2015, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2016 and 2015, the Company employed the credit spreads at which the debt was originally issued. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2016 or 2015. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at December 31, 2016 and 2015 were as follows:

	2016		2015
	Carrying Value	Fair Value	Carrying Value (1)	Fair Value
Notes payable	$3,255,512	$3,184,036	$2,627,088	$2,609,582

(1)
The December 31, 2015 balance has been retrospectively adjusted in connection with the Company's adoption of ASU No. 2015-03 "Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Note 1).

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2016 by $140.2 million or 4.4%.

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

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2016, 2015, and 2014, net of amounts capitalized of $21.9 million, $31.1 million, and $27.3 million, respectively, was $78.1 million, $57.6 million, and $88.5 million, respectively. In 2016, 2015, and 2014, $3.5 million, $2.6 million and $11.9 million of income taxes were paid, respectively. The following non-cash investing and financing activities occurred during 2016, 2015, and 2014.

	2016	2015	2014
Recapitalization of The Mall of San Juan joint venture (Note 2) (1)		$9,296
Receipt of Simon Property Group Limited Partnership units in connection with the sale of Arizona Mills (Note 2)			$77,711
Issuance of TRG partnership units in connection with the purchase of the U.S. headquarters building (Note 2)			91
Assumption of debt in connection with the purchase of the U.S. headquarters building (Note 2)			18,215
Other non-cash additions to properties	$108,581	104,494	24,315

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2014	$5,040	$(13,954)	$(8,914)	$2,011	$6,141	$8,152
Other comprehensive income (loss) before reclassifications	(5,148)	(12,783)	(17,931)	(2,045)	(5,221)	(7,266)
Amounts reclassified from AOCI		11,747	11,747		4,982	4,982
Net current period other comprehensive income (loss)	(5,148)	(1,036)	(6,184)	(2,045)	(239)	(2,284)
Adjustments due to changes in ownership	7	23	30	(7)	(23)	(30)
December 31, 2014	$(101)	$(14,967)	$(15,068)	$(41)	$5,879	$5,838
Other comprehensive income (loss) before reclassifications	(10,790)	(9,653)	(20,443)	(4,489)	(4,015)	(8,504)
Amounts reclassified from AOCI		8,489	8,489		3,532	3,532
Net current period other comprehensive income (loss)	(10,790)	(1,164)	(11,954)	(4,489)	(483)	(4,972)
Adjustments due to changes in ownership	1	(199)	(198)	(1)	199	198
December 31, 2015	$(10,890)	$(16,330)	$(27,220)	$(4,531)	$5,595	$1,064
Other comprehensive income (loss) before reclassifications	(12,251)	(3,044)	(15,295)	(5,088)	(1,264)	(6,352)
Amounts reclassified from AOCI		6,598	6,598		2,741	2,741
Net current period other comprehensive income (loss)	(12,251)	3,554	(8,697)	(5,088)	1,477	(3,611)
Adjustments due to changes in ownership	(6)	7	1	6	(7)	(1)
December 31, 2016	$(23,147)	$(12,769)	$(35,916)	$(9,613)	$7,065	$(2,548)

The following table presents reclassifications out of AOCI for the year ended December 31, 2016:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$5,823	Interest Expense
Realized loss on interest rate contracts - UJVs	3,775	Equity in Income in UJVs
Realized gain on cross-currency interest rate contract - UJV	(259)	Equity in Income in UJVs
Total reclassifications for the period	$9,339

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the year ended December 31, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$7,211	Interest Expense
Realized loss on interest rate contracts - UJVs	4,489	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	321	Equity in Income in UJVs
Total reclassifications for the period	$12,021

The following table presents reclassifications out of AOCI for the year ended December 31, 2014:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Discontinuation of hedge accounting - consolidated subsidiary	$4,880	Nonoperating Income (Expense)
Realized loss on interest rate contracts - consolidated subsidiaries	8,663	Interest Expense
Realized loss on interest rate contracts - UJVs	3,186	Equity in Income of UJVs
Total reclassifications for the period	$16,729

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$139,455	$158,890	$148,021	$166,191
Equity in income of Unconsolidated Joint Ventures	18,478	15,910	15,391	19,922
Net income	44,329	57,744	35,184	50,894
Net income attributable to TCO common shareowners	24,613	34,718	18,752	29,275
Earnings per common share – basic	$0.41	$0.58	$0.31	$0.48
Earnings per common share – diluted	$0.41	$0.57	$0.31	$0.48

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$128,989	$131,973	$139,983	$156,227
Equity in income of Unconsolidated Joint Ventures	17,075	14,004	15,219	9,928
Net income	51,000	42,333	52,629	46,595
Net income attributable to TCO common shareowners	29,622	23,230	30,422	25,746
Earnings per common share – basic	$0.47	$0.38	$0.50	$0.43
Earnings per common share – diluted	$0.47	$0.37	$0.50	$0.42

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2016, the Company converted 250,000 Simon Property Group Limited Partnership units to SPG common shares. Upon conversion, the Company recognized an $11.1 million gain included within Nonoperating Income (Expense) in the Consolidated Statement of Operations and Comprehensive Income, which was calculated based on the change in fair value of the SPG share price at the date of conversion from the carrying value.

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
Note 21 - New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business", which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. ASU No. 2017-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company currently generally accounts for acquisitions of shopping centers as acquisitions of businesses under Accounting Standard Codification topic 805: Business Combinations. After adopting ASU No. 2017-01, the Company expects it may account for the acquisitions of shopping centers as asset acquisitions. This may impact the Consolidated Statement of Operations and Comprehensive Income as transaction costs associated with future asset acquisitions would be capitalized.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash", which provides guidance for the presentation of restricted cash and changes in restricted cash. ASU No. 2016-18 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. Early adoption of this ASU is permitted, including adoption in an interim period. This ASU will cause restricted cash to be presented in combination with cash and cash equivalents on the Consolidated Statement of Cash Flows (Note 1). The Company is currently evaluating the application of this ASU and its effect on the Company's Consolidated Statement of Cash Flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments", which provides guidance for the presentation of certain cash receipts and payments, including the classification of distributions received from equity method investees. ASU No. 2016-15 provides companies with two alternatives of presentation; the nature of the distribution approach or the cumulative earnings approach. ASU No. 2016-15 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. Early adoption of this ASU is permitted, including adoption in an interim period. The Company expects to use the cumulative earnings approach to calculate and present distributions received from equity method investees, and does not believe there will be a material impact to the Consolidated Statement of Cash Flows. The Company preliminarily plans to early adopt ASU No. 2016-15 beginning in 2017.

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which provides for significant changes to the current lease accounting standard. The primary objectives of this ASU is to address off-balance-sheet financing related to operating leases and to introduce a new lessee model that brings substantially all leases onto the balance sheet. ASU No. 2016-02 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. We expect to adopt the new standard on its effective date. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations. From initial implementation efforts, the Company preliminarily expects the most significant impacts of adoption to include (1) the potential need to expense certain internal leasing costs currently being capitalized, including costs associated with the Company's leasing department, (2) the bifurcation of certain lease revenues between rental and reimbursement (non-rental) components, and (3) the potential recognition of lease obligations and right-of-use assets for ground and office leases under which the Company or its ventures are the lessee. Under the new Leases standard, common area maintenance recoveries must be accounted for as a non-lease component. We will be evaluating whether bifurcating of common area maintenance will affect the timing or recognition of such revenues.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued ASU No. 2016-01,"Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amongst its changes, ASU No. 2016-01 requires an entity to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. ASU No. 2016-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. As of December 31, 2016, the Company owned 340,124 Simon Property Group Limited Partnership units that are currently being accounted for as a cost method investment and 250,000 SPG common shares that are currently being recorded at fair value (Note 7 and 17). Upon the Company's adoption of ASU No. 2016-01 any outstanding Simon Property Group Limited Partnership units will be remeasured at fair value and an offsetting cumulative effect adjustment will be recorded in equity. After the Company's adoption of ASU No. 2016-01, changes in the fair value of any outstanding Simon Property Group Limited Partnership units and SPG common shares will be recorded in net income. Both the Simon Property Group Limited Partnership units and SPG common shares are recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant, and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on the Company's financial position and results of operations. The Company has preliminarily determined the revenue streams that could be most significantly impacted by this ASU relate to the Company's management, leasing and development services, certain recoveries from tenants, and other miscellaneous income.

Note 22 - Subsequent Events

In February 2017, the Company completed a $300 million unsecured term loan that matures in February 2022. TRG is the borrower under the loan and the loan bears interest at a range of LIBOR plus 1.25% to LIBOR plus 1.90% based on the Company's total leverage ratio. The Company currently intends to swap the $300 million unsecured term loan to a fixed rate later in 2017. Also in February 2017, the Company amended its $1.1 billion unsecured revolving line of credit. The amended agreement extends the maturity date to February 2021, with two six-month extension options. The facilities include an accordion feature which in combination with the Company's $1.1 billion unsecured revolving line of credit would increase the Company's maximum aggregate total commitment to $2.0 billion between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. Additionally, in February 2017, the entity that owns The Gardens on El Paseo was added as a guarantor under the $300 million unsecured term loan, the 1.1 billion revolving line of credit, and the $475 million unsecured term loan.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2016, 2015, and 2014
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net		Balance at end of year
Year Ended December 31, 2016
Allowance for doubtful receivables	$2,974	$4,047		$(2,710)			$4,311
Year Ended December 31, 2015
Allowance for doubtful receivables	$2,927	$1,994		$(1,947)			$2,974
Year Ended December 31, 2014
Allowance for doubtful receivables	$1,934	$2,900		$(1,145)	$(762)	(1)	$2,927

(1)	Amount represents balances associated with the seven centers sold to Starwood that were sold in the fourth quarter of 2014.

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances	Year Opened / Expanded	Year Acquired	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$200,902	$98,528		$299,430	$299,430		$181,520	$117,910		1982		40 years
Cherry Creek Shopping Center Denver, CO		99,087	202,547		301,634	301,634		154,743	146,891	$550,000	1990 / 1998 / 2015		40 years
City Creek Shopping Center Salt Lake City, UT		75,229	1,954		77,183	77,183		12,826	64,357	80,269	2012		30 years
Dolphin Mall, Miami, FL	$34,881	222,301	124,694	$34,881	346,995	381,876		118,756	263,120		2001 / 2007 / 2015		50 years
The Gardens on El Paseo Palm Desert, CA	23,500	131,858	7,409	23,500	139,267	162,767		20,271	142,496		1998 / 2010	2011	48 years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773	47,885	15,506	236,658	252,164		127,054	125,110	208,303	1998		50 years
The Mall at Green Hills Nashville, TN	48,551	332,261	38,736	48,551	370,997	419,548		53,980	365,568	150,000	1955 / 2011	2011	40 years
International Market Place Honolulu, HI		493,011			493,011	493,011		11,479	481,532	257,052	2016		50 years
The Mall of San Juan San Juan, PR	17,617	532,985		17,617	532,985	550,602		37,898	512,704	302,357	2015		50 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	164,416	25,114	332,011	357,125		185,778	171,347	1,000,000	1980 / 1994 / 1995 / 2011		40 years
Taubman Prestige Outlets Chesterfield Chesterfield, MO	16,079	108,934	3,764	16,079	112,698	128,777		18,391	110,386		2013		50 years
Twelve Oaks Mall Novi, MI	25,410	190,455	92,850	25,410	283,305	308,715		162,035	146,680		1977 / 1978 / 2007 / 2008		50 years

Other:
Office Facilities	5,123	12,519	32,845	5,123	45,364	50,487		28,956	21,531	12,000		2014	35 years
Peripheral Land	17,553			17,553		17,553			17,553
Construction in Process and Development - pre-construction costs	8,058	32,368	260,969	8,058	293,337	301,395			301,395
Assets under CDD Obligations	3,969	58,512		3,969	58,512	62,481		32,751	29,730
Other		9,206			9,206	9,206		952	8,254
Total	$241,361	$2,855,996	$1,076,597	$241,361	$3,932,593	$4,173,954	(1)	$1,147,390	$3,026,564

Schedule III

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 are as follows:

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

	Total Real Estate Assets					Accumulated Depreciation
	2016	2015	2014			2016	2015	2014
Balance, beginning of year	$3,713,215	$3,262,505	$4,485,090		Balance, beginning of year	$(1,052,027)	$(970,045)	$(1,516,982)
Acquisitions			17,642	(2)	Depreciation	(130,433)	(98,846)	(110,129)
New development and improvements	528,276	466,307	448,462		Disposals/Write-offs	35,070	16,864	530,916	(3)
Disposals/Write-offs	(67,537)	(15,597)	(1,308,529)	(3)	Transfers (In)/Out			126,150	(4)
Transfers In/(Out)			(380,160)	(4)	Balance, end of year	$(1,147,390)	$(1,052,027)	$(970,045)
Balance, end of year	$4,173,954	$3,713,215	$3,262,505

(1)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2016 was $3.776 billion.

(2)	Primarily represents the book value of the Company's acquisition of the U.S. Headquarters building in February 2014 (Note 2).
(3)    Primarily represents the book balances of the Sale Centers that were sold to Starwood in the fourth quarter of 2014 (Note 2).

(4)
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

TAUBMAN CENTERS, INC.
Date:	February 23, 2017	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 23, 2017
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Simon J. Leopold	Executive Vice President, Chief Financial Officer,	February 23, 2017
Simon J. Leopold	and Treasurer (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 23, 2017
William S. Taubman	and Director

/s/ David A. Wolff	Vice President, and	February 23, 2017
David A. Wolff	Chief Accounting Officer

/s/ Graham Allison	Director	February 23, 2017
Graham Allison

/s/ Jerome A. Chazen	Director	February 23, 2017
Jerome A. Chazen

/s/ Craig M. Hatkoff	Director	February 23, 2017
Craig M. Hatkoff

/s/ Peter Karmanos, Jr.	Director	February 23, 2017
Peter Karmanos, Jr.

/s/ Cornelia Connelly Marakovits	Director	February 23, 2017
Cornelia Connelly Marakovits

/s/ Ronald W. Tysoe	Director	February 23, 2017
Ronald W. Tysoe

/s/ Myron E. Ullman, III	Director	February 23, 2017
Myron E. Ullman, III

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated as of January 29, 2014 between Woodland Shopping Center Limited Partnership and T-C International Plaza Investor LP LLC.**	8-K		10.1	January 30, 2014
2.2	Purchase and Sale Agreement dated as of January 29, 2014 between International Plaza Holding Company and T-C International Plaza Investor GP LLC.**	8-K		10.2	January 30, 2014
2.3	Purchase and Sale Agreement, dated June 17, 2014, by and among the Parties listed in Exhibit A (Sellers) and SRP TM Holdings, L.P. (Purchaser).	8-K		2.1	June 18, 2014
2.4	Purchase and Sale Agreement, dated June 17, 2014, by and among Partridge Creek Fashion Park LLC and Purchaser.	8-K		2.2	June 18, 2014
3.1	Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	December 16, 2009
3.2	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
4.1	Mortgage, Security Agreement and Fixture Filing, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.1	September 17, 2015
4.2	Promissory Note A-1, dated September 15, 2015, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	September 17, 2015
4.3	Promissory Note A-2, dated September 15, 2015, by Short Hills Associates L.L.C. to New York Life Insurance Company.	8-K		4.3	September 17, 2015
4.4	Promissory Note A-3, dated September 15, 2015, by Short Hills Associates L.L.C. to Pacific Life Insurance Company.	8-K		4.4	September 17, 2015
4.5	Assignment of Leases, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.5	September 17, 2015
4.6	Guaranty Agreement, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8.K		4.6	September 17, 2015
4.7	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.7.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.7.3	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	February 7, 2017
4.8	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.1	October 20, 2014
4.8.2	Guaranty, dated as of February 1, 2017, by and among Dolphin Mall Associates LLC, The Gardens on El Paseo LLC, Twelve Oaks Mall, LLC, and La Cienega Partners Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.	8-K		4.2	February 7, 2017
4.9	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.9.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014
4.9.2	Amendment No. 2 to Term Loan Agreement dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	February 7, 2017
4.10	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.10.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	October 20, 2014
4.10.2	Guaranty, dated as of February 1, 2017, by The Gardens on El Paseo LLC, in favor of JPMorgan Chase Bank N.A., as Administrative Agent for the lenders under the Term Loan Agreement.	8-K		4.4	February 7, 2017
4.11	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.12	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.13	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
4.14	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to the Public Trustee of the City and County of Denver, Colorado for the benefit of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.1	May 10, 2016
4.15	Promissory Note A-1, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	May 10, 2016
4.16	Promissory Note A-2, dated May 6, 2016 by Taubman Cherry Creek Shopping Center, L.L.C. to the Prudential Insurance Company of America.	8-K		4.3	May 10, 2016
4.17	Assignment of Leases, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.4	May 10, 2016
4.18	Guaranty Agreement, dated May 6, 2016, by the Taubman Realty Group Limited Partnership in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.5	May 10, 2016
*10.1	The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan, as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 1997	10(b)
*10.1.1	First Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2001	10(b)
*10.1.2	Second Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(c)
*10.1.3	Third Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2004	10(d)
*10.1.4	Fourth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-Q	March 31, 2007	10(a)
*10.1.5	Fifth Amendment to The Taubman Realty Group Limited Partnership 1992 Incentive Plan as Amended and Restated Effective as of September 30, 1997.	10-K	December 31, 2014	10.1.5
*10.1.6	The Form of The Taubman Realty Group Limited Partnership 1992 Incentive Option Plan Option Agreement.	10-K	December 31, 2004	10(e)
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.3
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners.
		10-Q	June 30, 2000	10(a)
*10.4	Supplemental Retirement Savings Plan.	10-K	December 31, 1994	10(i)
*10.4.1	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(aq)
*10.5.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.5.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.5.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.6	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.7	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
10.7.1	First Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	8-K		10.2	June 7, 2016
*10.8	Subsequent Deferral Election under The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, dated September 27, 2016.					X
*10.8.1	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.9	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.9.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.10	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.10.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.11	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2015.	10-K	December 31, 2014	10.12.1
*10.11.1	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2017.	10-K				X
*10.12	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10.4	May 18, 2005
*10.12.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Deferral Election Form.	8-K		10.5	May 18, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.12.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.12.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.13	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014
*10.13.1	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 26, 2016, by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	April 29, 2016
*10.14	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.14.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.14.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.14.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.14.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.14.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	10-K	December 31, 2014	10.15.5
*10.14.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-K	December 31, 2014	10.15.6
*10.14.7	Amendment to the Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	8-K		10.1	June 7, 2016
*10.14.8	Form Certificate of Designation of Profits Units	8-K		10.3	June 7, 2016
*10.14.9	Form of TRG Unit Award Agreement	8-K		10.4	June 7, 2016
*10.15	Amended and Restated Employment Agreement dated April 30, 2014 between Taubman Asia Management Limited and René Tremblay.	8-K		10.2	May 5, 2014
*10.16	Change of Control Employment Agreement, dated April 29, 2013, by and among the Company, Taubman Centers Inc., and David Joseph.	10-K	December 31, 2013	10.21
*10.16.1	Amendment to Change of Control Employment Agreement, dated March 17, 2014, by and among Taubman Centers Inc., The Taubman Realty Group Limited Partnership, and David Joseph.	8-K		10.1	March 20, 2014
*10.16.2	David Joseph Agreement and Release					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.16.3	David Joseph Consulting Agreement					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
99	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
**
Certain exhibits and schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

***	Documents are furnished, not filed.
Note: The Company has not filed certain instruments with respect to long-term debt that did not exceed 10% of the Company’s total assets on a consolidated basis. A copy of such instruments will be furnished to the Commission upon request.