Form 10-Q
period 2017-03-31
TAUBMAN CENTERS INC
filed 2017-04-28
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017
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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒   Accelerated Filer ☐  Non-Accelerated Filer ☐  (Do not check if a smaller reporting company)
Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of April 27, 2017, there were outstanding 60,693,184 shares of the Company's common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets:
Properties	$4,231,943	$4,173,954
Accumulated depreciation and amortization	(1,179,741)	(1,147,390)
	$3,052,202	$3,026,564
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	572,982	604,808
Cash and cash equivalents	51,129	40,603
Restricted cash (Note 5)	12,410	932
Accounts and notes receivable, less allowance for doubtful accounts of $6,671 and $4,311 in 2017 and 2016	62,137	60,174
Accounts receivable from related parties	2,748	2,103
Deferred charges and other assets	291,249	275,728
Total Assets	$4,044,857	$4,010,912

Liabilities:
Notes payable, net (Note 5)	$3,287,968	$3,255,512
Accounts payable and accrued liabilities	327,384	336,536
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	504,903	480,863
	$4,120,255	$4,072,911
Commitments and contingencies (Notes 5, 6, 7, 8, and 9)

Redeemable noncontrolling interest (Note 6)	$8,970	$8,704

Equity (Deficit):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 24,954,059 and 25,029,059 shares issued and outstanding at March 31, 2017 and December 31, 2016	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both March 31, 2017 and December 31, 2016

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both March 31, 2017 and December 31, 2016

Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,685,420 and 60,430,613 shares issued and outstanding at March 31, 2017 and December 31, 2016	607	604
Additional paid-in capital	662,506	657,281
Accumulated other comprehensive income (loss) (Note 12)	(28,930)	(35,916)
Dividends in excess of net income	(570,535)	(549,914)
	$63,673	$72,080
Noncontrolling interests (Note 6)	(148,041)	(142,783)
	$(84,368)	$(70,703)
Total Liabilities and Equity	$4,044,857	$4,010,912

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2017	2016
Revenues:
Minimum rents	$84,303	$81,977
Percentage rents	2,575	2,772
Expense recoveries	53,012	47,760
Management, leasing, and development services	917	1,728
Other	8,276	5,218
	$149,083	$139,455
Expenses:
Maintenance, taxes, utilities, and promotion	$39,711	$34,938
Other operating	19,319	18,708
Management, leasing, and development services	579	872
General and administrative	10,751	11,380
Restructuring charge (Note 1)	1,896
Costs associated with shareowner activism (Note 1)	3,500
Interest expense	25,546	19,128
Depreciation and amortization	37,711	29,746
	$139,013	$114,772
Nonoperating income, net	2,779	1,470
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$12,849	$26,153
Income tax expense (Note 3)	(208)	(302)
Equity in income of Unconsolidated Joint Ventures (Note 4)	20,118	18,478
Net income	$32,759	$44,329
Net income attributable to noncontrolling interests (Note 6)	(9,234)	(13,420)
Net income attributable to Taubman Centers, Inc.	$23,525	$30,909
Distributions to participating securities of TRG (Note 8)	(571)	(512)
Preferred stock dividends	(5,784)	(5,784)
Net income attributable to Taubman Centers, Inc. common shareowners	$17,170	$24,613

Net income	$32,759	$44,329
Other comprehensive income (Note 12):
Unrealized loss on interest rate instruments	(1,393)	(11,860)
Fair value adjustment for marketable equity securities	(1,410)
Cumulative translation adjustment	9,449	5,942
Reclassification adjustment for amounts recognized in net income	3,235	3,037
	$9,881	$(2,881)
Comprehensive income	$42,640	$41,448
Comprehensive income attributable to noncontrolling interests	(12,115)	(12,575)
Comprehensive income attributable to Taubman Centers, Inc.	$30,525	$28,873

Basic earnings per common share (Note 10)	$0.28	$0.41

Diluted earnings per common share (Note 10)	$0.28	$0.41

Cash dividends declared per common share	$0.6250	$0.5950

Weighted average number of common shares outstanding – basic	60,555,466	60,275,004

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811
Share-based compensation under employee and director benefit plans (Note 8)			109,353	1	3,993				3,994
Former Taubman Asia President redeemable equity adjustment (Note 6)					(13,041)				(13,041)
Adjustments of noncontrolling interests (Note 6)					3,865	1		(3,866)	—
Dividends and distributions							(42,214)	(15,388)	(57,602)
Other					1		(189)		(188)
Net income							30,909	13,420	44,329
Other comprehensive income (Note 12):
Unrealized loss on interest rate instruments and other						(8,380)		(3,480)	(11,860)
Cumulative translation adjustment						4,198		1,744	5,942
Reclassification adjustment for amounts recognized in net income						2,146		891	3,037
Balance, March 31, 2016	39,544,939	$25	60,342,914	$603	$646,964	$(29,255)	$(524,240)	$1,325	$95,422

Balance, January 1, 2017	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)
Issuance of stock pursuant to Continuing Offer (Notes 8 and 9)	(75,000)		75,005	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 8)			179,802	2	5,507				5,509
Former Taubman Asia President redeemable equity adjustment (Note 6)					(266)				(266)
Adjustments of noncontrolling interests (Note 6)					(19)	(14)		(159)	(192)
Dividends and distributions							(44,283)	(17,406)	(61,689)
Other					4		137		141
Net income (excludes $192 of net loss attributable to redeemable noncontrolling interest) (Note 6)							23,525	9,426	32,951
Other comprehensive income (Note 12):
Unrealized loss on interest rate instruments						(986)		(407)	(1,393)
Fair value adjustment for marketable equity securities						(999)		(411)	(1,410)
Cumulative translation adjustment						6,694		2,755	9,449
Reclassification adjustment for amounts recognized in net income						2,291		944	3,235
Balance, March 31, 2017	39,454,059	$25	60,685,420	$607	$662,506	$(28,930)	$(570,535)	$(148,041)	$(84,368)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2017	2016
Cash Flows From Operating Activities:
Net income	$32,759	$44,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,711	29,746
Provision for bad debts	2,890	2,243
Gain on sale of peripheral land		(403)
Other	5,866	4,488
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(6,224)	(4,803)
Accounts payable and accrued liabilities	5,792	(12,220)
Net Cash Provided By Operating Activities	$78,794	$63,380

Cash Flows From Investing Activities:
Additions to properties	$(79,436)	$(95,185)
Proceeds from sale of peripheral land		5,415
Cash provided to escrow or deposits related to center construction projects	(11,477)	(4,097)
Funding development deposit (Note 2)	(10,998)
Contributions to Unconsolidated Joint Ventures	(1,628)	(9,479)
Contribution for acquisition of Country Club Plaza (Note 2)		(314,245)
Distributions from Unconsolidated Joint Ventures in excess of income (Note 2)	68,632	168,260
Other	21	20
Net Cash Used In Investing Activities	$(34,886)	$(249,311)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$35,300	$142,460
Debt proceeds	301,589	74,727
Debt payments	(303,951)	(1,505)
Debt issuance costs	(6,595)
Deposit in connection with anticipated refinancing		(5,500)
Issuance of common stock and/or partnership units in connection with incentive plans	1,964	(316)
Distributions to noncontrolling interests (Note 5)	(17,406)	(15,388)
Distributions to participating securities of TRG	(571)	(512)
Cash dividends to preferred shareowners	(5,784)	(5,784)
Cash dividends to common shareowners	(37,928)	(35,918)
Other		(50)
Net Cash (Used In) Provided By Financing Activities	$(33,382)	$152,214

Net Increase (Decrease) In Cash and Cash Equivalents	$10,526	$(33,717)

Cash and Cash Equivalents at Beginning of Period	40,603	206,635

Cash and Cash Equivalents at End of Period	$51,129	$172,918

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of regional and super-regional retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2017 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s operations and developments in China and South Korea, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

In determining the method of accounting for partially owned joint ventures, the Company evaluates the characteristics of associated entities and determines whether an entity is a variable interest entity (VIE), and, if so, determines whether the Company is the primary beneficiary by analyzing whether the Company has both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, the entity's financing and capital structure, and contractual relationship and terms, including consideration of governance and decision making rights. The Company consolidates a VIE when it has determined that it is the primary beneficiary. All of the Company’s consolidated joint ventures, including the Operating Partnership, meet the definition and criteria as VIEs, as either the Company or an affiliate of the Company is the primary beneficiary of each VIE.

The Company’s sole significant asset is its investment in the Operating Partnership and, consequently, substantially all of the Company’s consolidated assets and liabilities are assets and liabilities of the Operating Partnership. All of the Company’s debt (Note 5) is an obligation of the Operating Partnership or its consolidated subsidiaries. Note 5 also provides disclosure of guarantees provided by the Operating Partnership to certain consolidated joint ventures. Note 6 provides additional disclosures of the carrying balance of the noncontrolling interests in its consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in entities not controlled but over which the Company may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. The Company has evaluated its investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a VIE and has concluded that the ventures are not VIEs. Accordingly, the Company accounts for its interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). The Company’s partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and the Company has concluded that the equity method of accounting is appropriate for these interests. Specifically, the Company’s 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have participating rights over annual operating budgets, capital spending, refinancing, or sale of the property. The Company provides its beneficial interest in certain financial information of its Unconsolidated Joint Ventures (Notes 4 and 5). This beneficial information is derived as the Company's ownership interest in the investee multiplied by the specific financial statement item being presented. Investors are cautioned that deriving the Company's beneficial interest in this manner may not accurately depict the legal and economic implications of holding a noncontrolling interest in the investee.

Ownership

In addition to the Company’s common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of March 31, 2017. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

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

Outstanding voting securities of the Company at March 31, 2017 consisted of 24,954,059 shares of Series B Preferred Stock and 60,685,420 shares of common stock.

The Operating Partnership

At March 31, 2017, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the partnership unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at March 31, 2017 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the three months ended March 31, 2017 and 2016 was 71%. At March 31, 2017, the Operating Partnership had 85,656,699 partnership units outstanding, of which the Company owned 60,685,420 units. Disclosures about partnership units outstanding exclude Profits Units granted or other share-based grants for which partnership units may eventually be issued (Note 8).

Restructuring Charge

During 2017, the Company underwent a restructuring plan to reduce its workforce across various areas of the organization in response to the completion of another major development cycle. During the three months ended March 31, 2017, the Company incurred $1.9 million of expenses related to the reduction in the workforce. These expenses have been separately classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of March 31, 2017, substantially all of the restructuring costs recognized in the first quarter of 2017 were paid.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Associated with Shareowner Activism

During the three months ended March 31, 2017, the Company incurred $3.5 million of expense associated with activities related to a shareowner activist campaign, largely legal and advisory services. Due to the unusual and infrequent nature of these expenses in the Company's history, they have been separately classified as Costs Associated with Shareowner Activism in the Company's Consolidated Statement of Operations and Comprehensive Income.

Management’s Responsibility to Evaluate the Company’s Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q.

Note 2 - Acquisition, Redevelopments, and Development

Acquisition

Country Club Plaza

In March 2016, a joint venture that the Company formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG's share) in cash, excluding transaction costs. The Company has a 50% ownership interest in the center, which is jointly managed by both companies. The Company's ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. The joint venture determined the fair value of assets acquired and liabilities assumed upon acquisition. Also, in March 2016, a 10-year, $320 million ($160 million at TRG's share) non-recourse financing was completed for this center. The proceeds from the financing were distributed to the joint venture partners based on the partnership agreement ownership percentages. In March 2017, the joint venture sold the Valencia Place office tower for $75.2 million ($37.6 million at TRG's share), which was a component of the mixed-use property acquired.

U.S. Redevelopments

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills, which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of March 31, 2017, the Company's total capitalized costs related to these redevelopment projects were $219.6 million.

U.S. Development

International Market Place

The International Market Place shopping center, located in Waikiki, Honolulu, Hawaii, opened in August 2016.

Asia Developments

Operating Centers

The Company recently opened three shopping centers in Asia: CityOn.Xi’an, located in Xi’an, China; Starfield Hanam, located in Hanam, South Korea; and CityOn.Zhengzhou, located in Zhengzhou, China. The centers opened in April 2016, September 2016, and March 2017, respectively (Note 4). These investments are classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

South Korea Project

Taubman Asia is exploring a second development opportunity in South Korea with Shinsegae Group, the Company's partner in Starfield Hanam. In March 2017, the Company made an initial refundable deposit of $11 million relating to a potential development site. The Company is continuing its due diligence and preliminary planning. The potential return of the deposit, including a 5% return, is secured by a letter of credit from Shinsegae Group. The Company's $11 million deposit is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet.

Note 3 - Income Taxes

Income Tax Expense

The Company’s income tax expense (benefit) for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31
	2017	2016
Federal current		$1,115
Federal deferred	$152	(761)
Foreign current	88	134
Foreign deferred	(121)	(210)
State current	86	127
State deferred	3	(103)
Total income tax expense	$208	$302

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2017 and December 31, 2016 were as follows:

	2017	2016
Deferred tax assets:
Federal	$1,983	$3,230
Foreign	1,946	1,673
State	851	935
Total deferred tax assets	$4,780	$5,838
Valuation allowances	(1,765)	(1,812)
Net deferred tax assets	$3,015	$4,026
Deferred tax liabilities:
Foreign	$1,102	$1,124
Total deferred tax liabilities	$1,102	$1,124

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

Shopping Center	Ownership as of March 31, 2017 and December 31, 2016
CityOn.Xi'an	50%
CityOn.Zhengzhou	49
Country Club Plaza	50
Fair Oaks	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Hanam	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined information of the Unconsolidated Joint Ventures as of March 31, 2017 and December 31, 2016 excludes the balances of CityOn.Zhengzhou, which opened in March 2017. Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	March 31, 2017	December 31, 2016
Assets:
Properties	$3,356,646	$3,371,216
Accumulated depreciation and amortization	(680,435)	(661,611)
	$2,676,211	$2,709,605
Cash and cash equivalents	75,178	83,882
Accounts and notes receivable, less allowance for doubtful accounts of $3,301 and $1,965 in 2017 and 2016	109,788	87,612
Deferred charges and other assets	54,225	67,167
	$2,915,402	$2,948,266

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net (1)	$2,772,089	$2,706,628
Accounts payable and other liabilities	362,092	359,814
TRG's accumulated deficiency in assets	(220,404)	(166,226)
Unconsolidated Joint Venture Partners' accumulated equity in assets	1,625	48,050
	$2,915,402	$2,948,266

TRG's accumulated deficiency in assets (above)	$(220,404)	$(166,226)
TRG's investment in CityOn.Zhengzhou	112,163	112,861
TRG basis adjustments, including elimination of intercompany profit	125,736	126,240
TCO's additional basis	50,584	51,070
Net investment in Unconsolidated Joint Ventures	$68,079	$123,945
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	504,903	480,863
Investment in Unconsolidated Joint Ventures	$572,982	$604,808

(1)
The Notes Payable, Net amounts exclude the construction financing outstanding for CityOn.Zhengzhou of $71.2 million ($34.9 million at TRG's share) and $70.5 million ($34.5 million at TRG's share) as of March 31, 2017 and December 31, 2016, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2017	2016
Revenues	$140,600	$96,763
Maintenance, taxes, utilities, promotion, and other operating expenses	$48,380	$28,322
Interest expense	30,369	21,596
Depreciation and amortization	29,767	15,299
Total operating costs	$108,516	$65,217
Nonoperating income, net	1,851	246
Income tax expense	(2,943)
Gain on disposition, net of tax (1)	3,713
Net income	$34,705	$31,792

Net income attributable to TRG	$18,422	$17,459
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	2,183	1,506
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$20,118	$18,478

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$51,101	$39,341
Interest expense	(15,781)	(11,528)
Depreciation and amortization	(15,652)	(9,335)
Income tax expense	(1,633)
Gain on disposition, net of tax (1)	2,083
Equity in income of Unconsolidated Joint Ventures	$20,118	$18,478

(1)Amount represents the gain related to the sale of the Valencia Place office tower at Country Club Plaza in March 2017.

Related Party

In 2016, the Company issued a note receivable to one of its Unconsolidated Joint Ventures for purposes of funding development costs. The balance of the note receivable was $43.5 million and $43.2 million as of March 31, 2017 and December 31, 2016, respectively, and was classified within Investments in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
March 31, 2017	$3,287,968		$2,843,331		$2,996,892		$1,454,852
December 31, 2016	3,255,512		2,777,162		2,949,440		1,425,511

Capitalized interest:
Three Months Ended March 31, 2017	$4,081	(1)	$551	(2)	$4,039	(1)	$551	(2)
Three Months Ended March 31, 2016	6,502	(1)	655	(2)	6,486	(1)	655	(2)

Interest expense:
Three Months Ended March 31, 2017	$25,546		$30,369		$22,571		$15,781
Three Months Ended March 31, 2016	19,128		21,596		17,176		11,528

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

2017 Financings and Upcoming Maturities

In April 2017, the Company expects to extend the $65.0 million secondary secured revolving line of credit for one year upon maturity. All significant terms of the credit facility remain unchanged as a result of the extension.

In March 2017, the Company repaid the outstanding balance of $302.4 million on the construction facility for The Mall of San Juan, which was scheduled to mature in April 2017. The Company funded the repayment using its revolving lines of credit.

In February 2017, the Company completed a $300 million unsecured term loan that matures in February 2022. TRG is the borrower under the loan and the loan bears interest at a range of LIBOR plus 1.25% to LIBOR plus 1.90% based on the Company's total leverage ratio. In March 2017, the Company entered into forward starting swaps to fix the LIBOR rate on the $300 million unsecured term loan from January 2018 through the term of the loan (Note 7). Also in February 2017, the Company amended its $1.1 billion primary unsecured revolving line of credit. The amended agreement extends the maturity date to February 2021, with two six-month extension options. The facilities include an accordion feature which would increase the Company's maximum aggregate total commitment to $2.0 billion between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s primary unsecured revolving line of credit, $475 million and $300 million unsecured term loans, and the construction facility on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2017, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of March 31, 2017. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction financing facility as of March 31, 2017 was $258.6 million. Accrued but unpaid interest as of March 31, 2017 was $0.6 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of March 31, 2017, the interest rate swap was in an asset position of $0.3 million and had unpaid interest of $0.2 million. The Company believes the likelihood of a payment under the guarantee to be remote.

Other

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of March 31, 2017 and December 31, 2016, the Company’s cash balances restricted for these uses were $12.4 million and $0.9 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Noncontrolling Interests

Redeemable Noncontrolling Interests

Taubman Asia President

In September 2016, the Company announced the appointment of Peter Sharp (Successor Asia President) as president of Taubman Asia, a consolidated subsidiary, succeeding René Tremblay (Former Asia President) effective January 1, 2017. The Former Asia President continues to be employed by the Company in another capacity.

The Former Asia President has an ownership interest in Taubman Asia. This interest entitles the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities undergone prior to the Successor Asia President obtaining an ownership interest (see below) being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon specified terminations of the Former Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as June 2017) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into level 3 of the fair value hierarchy, taking into account the proportion of the Former Asia President's services rendered before he is fully vested. As of March 31, 2017 and December 31, 2016, the carrying amount of this redeemable equity was $9.0 million and $8.7 million, respectively. Any adjustments to the redemption value are recorded through equity.

In April 2016, the Company reacquired half of the Former Asia President’s previous 10% ownership interest in Taubman Asia for $7.2 million. The Former Asia President contributed $2 million to Taubman Asia, which may be returned, in part or in whole, upon satisfaction of the re-evaluation of the full liquidation value of Taubman Asia as of April 2016; such re-evaluation will be performed at the Former Asia President's election on or after the third anniversary of the opening of specified Asia projects. The Former Asia President’s current 5% interest is puttable beginning in 2019 at the earliest, upon reaching certain specified milestones, and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.

The Successor Asia President also has an ownership interest in Taubman Asia. This interest entitles the Successor Asia President to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Successor Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Successor Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Successor Asia President has the ability to put, the Successor Asia President’s ownership interest upon specified terminations of the Successor Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as January 2022) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Successor Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. As of March 31, 2017, the carrying amount of this redeemable equity was zero. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Market Place

The Company owns a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii, which opened in August 2016. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both March 31, 2017 and December 31, 2016. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	Three Months Ended March 31
	2017	2016
Balance, January 1	$8,704
Former Taubman Asia President vested redeemable equity	266	$13,041
Allocation of net loss	(192)
Adjustments of redeemable noncontrolling interest	192
Balance, March 31	$8,970	$13,041

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of March 31, 2017 and December 31, 2016 included the following:

	2017	2016
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(155,960)	$(155,919)
Noncontrolling interests in partnership equity of TRG	7,919	13,136
	$(148,041)	$(142,783)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended March 31, 2017 and 2016 included the following:

	Three Months Ended March 31
	2017	2016
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,636	$2,521
Noncontrolling share of income of TRG	7,790	10,899
	$9,426	$13,420
Redeemable noncontrolling interest:	(192)
	$9,234	$13,420

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
	2017	2016
Net income attributable to Taubman Centers, Inc. common shareowners	$17,170	$24,613
Transfers (to) from the noncontrolling interest:
(Decrease) increase in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	(19)	3,865
Net transfers (to) from noncontrolling interests	(19)	3,865
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$17,151	$28,478

(1)
In 2017 and 2016, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 8) and issuances of stock pursuant to the Continuing Offer (Note 9). In 2017 and 2016, adjustments of the noncontrolling interest were also made in connection with the accounting for the Former Asia President's redeemable ownership interest.

Finite Life Entities

Accounting Standards Codification (ASC) Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2017, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $360 million at March 31, 2017, compared to a book value of $(156.0) million that is classified in Noncontrolling Interests on the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's ownership shares of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate		Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%		1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%		1.45%	(1)	3.10%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%		1.45%	(1)	3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	(3)	1.40%	(3)	3.49%	(3)	March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (4)	50%	131,967	2.40%		1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50%	131,967	2.40%		1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (5)	50.1%	168,164	1.83%		1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (6)	34.3%	52,065 USD / 60,500,000 KRW	1.52%		1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $475 million unsecured term loan. The credit spread on this loan can also vary within a range of 1.35% to 1.90%, depending on the Company's total leverage ratio at the measurement date, resulting in an effective rate in the range of 2.99% to 3.55% during the swap period.

(2)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow, beginning with the January 2018 effective date of the swaps. The Company anticipates using these forward starting swaps to manage interest rate risk on the $300 million unsecured term loan beginning with the January 2018 effective date. Beginning in January 2018, the LIBOR rate will be swapped to a fixed rate of 2.14%. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on the Company's total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.39% to 4.04% during the swap period.

(3)	The notional amount on this swap is equal to the outstanding principal balance of the floating rate loan on the U.S. headquarters building.

(4)	The notional amount on each of these swaps is equal to 50% of the outstanding principal balance of the loan on Fair Oaks.

(5)	The notional amount on this swap is equal to the outstanding principal balance of the floating rate loan on International Plaza.

(6)
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

The Company expects that approximately $4.6 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

During the three months ended March 31, 2017 and March 31, 2016, the Company recognized an inconsequential amount and $0.4 million, respectively, of hedge ineffectiveness expense related to the swaps used to hedge the $475 million unsecured term loan. The hedge ineffectiveness for both periods was recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$764	$(5,742)	Interest Expense	$(1,074)	$(1,517)
Interest rate contracts – UJVs	1,042	(2,791)	Equity in Income of UJVs	(759)	(974)
Cross-currency interest rate contract – UJV	36	(290)	Equity in Income of UJVs	(1,402)	(546)
Total derivatives in cash flow hedging relationships	$1,842	$(8,823)		$(3,235)	$(3,037)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported on the Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016.

		Fair Value
	Consolidated Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Asset derivative:
Interest rate contracts – consolidated subsidiary	Deferred Charges and Other Assets	$22
Interest rate contracts - UJVs	Investment in UJVs	160
Cross-currency interest rate swap - UJV	Investment in UJVs		$381
Total assets designated as hedging instruments		$182	$381

Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(2,824)	$(3,548)
Interest rate contracts – UJVs	Investment in UJVs	(1,614)	(2,496)
Cross-currency interest rate swap – UJV	Investment in UJVs	(933)
Total liabilities designated as hedging instruments		$(5,371)	$(6,044)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on the Operating Partnership's indebtedness. As of March 31, 2017, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of March 31, 2017 and December 31, 2016, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $5.4 million and $6.0 million, respectively. As of March 31, 2017 and December 31, 2016, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Share-Based Compensation

General

The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which is shareowner approved, provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted share units, restricted units of limited partnership in TRG (TRG Units), restricted TRG Unit units, options to purchase shares or TRG units, share appreciation rights, performance share units, unrestricted shares or TRG Units, and other awards to acquire up to an aggregate of 8.5 million Company common shares or TRG Units. TRG Units to be awarded also include "Profits Units", which are intended to constitute "profits interests" within the meaning of Treasury authority under the Internal Revenue Code of 1986, as amended. In addition, non-employee directors have the option to defer their compensation under a deferred compensation plan.

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

2017 Awards - Profits Units

During 2017, the following types of Profits Units awards have been granted to certain senior management individuals: (1) a time-based award with a three-year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three-year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three-year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units if a specified absolute TSR level is not achieved. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see 2017 Awards - Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of TRG Units being issued at vesting under both the TRG Profits Units and the Performance Share Unit programs.

Each such award represents a contingent right to receive a TRG Unit upon vesting and the satisfaction of certain tax-driven requirements and, as to the TSR and NOI Performance-based TRG Profits Units the satisfaction of certain performance-based requirements. Until vested, a Profits Unit entitles the holder to only one-tenth of the distributions otherwise payable by TRG on a TRG Unit. Therefore, the Company accounts for these Profits Units as participating securities in the Operating Partnership. A portion of the Profits Units award represents estimated cash distributions that otherwise would have been payable during the vesting period and, upon vesting, there will be an adjustment in actual number of Profits Units realized under each award to reflect the Operating Partnership's actual cash distributions during the vesting period.

All Profits Units issued in 2017 vest in March 2020, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. Each holder of a Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested Profits Units have not achieved the applicable criteria for conversion to TRG Units, vesting and economic equivalence to a partnership unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement.

2017 Awards - Other Management Employee Grants

During 2017, other types of awards granted to management employees include those described in the following. These vest in March 2020, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

TSR - Based Performance Share Units (TSR PSU) - Each TSR PSU represents the right to receive, upon vesting, shares of the Company's common stock ranging from 0-300% of the TSR PSU based on the Company's market performance relative to that of a peer group. The 2017 TSR PSU grant includes a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock from the award's grant date to the vesting date.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI - Based Performance Share Units (NOI PSU) - Each NOI PSU represents the right to receive, upon vesting, shares of the Company's common stock ranging from 0-300% of the NOI PSU based on the Company's NOI performance, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock from the award's grant date to the vesting date. These awards also provide for a cap on the maximum number of units if a specified absolute TSR level is not achieved.

Restricted Share Units (RSU) - Each RSU represents the right to receive upon vesting one share of the Company's common stock, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock from the award's grant date to the vesting date.

Expensed and Capitalized Costs

The compensation cost charged to income for the Company’s share-based compensation plans was $3.1 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.3 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

Valuation Methodologies

The Company estimated the grant-date fair values of share-based grants using the methods as follows. Expected volatility and dividend yields are based on historical volatility and yields of the Company’s common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the grant date. The Company assumes no forfeitures for failure to meet the service requirement of Performance Share Units (PSU) or Profits Units, due to the small number of participants and low turnover rate.

The valuations of all grants utilized the Company's common stock price at the grant date. Common stock prices when used in valuing TRG Profits Units are further adjusted by the present value of expected differences in dividends payable on the common stock versus the distributions payable on the TRG Profits Units over the vesting period. The Company estimated the value of grants dependent on TSR performance using a Monte Carlo simulation and considering historical returns of the Company and the peer group.

For awards dependent on NOI performance, the Company considers the NOI measure a performance condition under applicable accounting standards, and as such, has estimated a grant-date fair value for each of its possible outcomes. The compensation cost ultimately will be recognized equal to the grant-date fair value of the award that coincides with the actual outcome of the NOI performance. The weighted average grant-date fair value shown for NOI-dependent awards corresponds with management's current expectation of the probable outcome of the NOI performance measure. The product of the NOI-dependent awards outstanding and the grant-date fair value represents the compensation cost being recognized over the service periods.

The valuations of Profits Units consider the possibility that sufficient share price appreciation will not be realized, such that the conversion to partnership units will not occur and the awards will be forfeited.

Summaries of Activity for the Three Months Ended March 31, 2017

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	45,940	$59.49
Granted	46,076	57.84
Outstanding at March 31, 2017	92,016	$58.66

As of March 31, 2017, there was $4.5 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	103,369	$26.42
Granted	103,666	23.14
Outstanding at March 31, 2017	207,035	$24.78

As of March 31, 2017, there was $4.2 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.4 years.

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	103,369	$41.87
Granted	103,666	19.35
Outstanding at March 31, 2017	207,035	$30.59

As of March 31, 2017, there was $5.0 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 2.4 years.

TSR - Based Performance Share Units

	Number of TSR PSU		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	166,027		$138.93
Vested - 2015 three-year grant	(2,885)	(1)	112.30
Vested - 2014 three-year grant	(43,803)	(1)	88.10
Vested - 2012 and 2013 special grants	(79,764)	(1)	181.99
Granted	5,046		80.71
Outstanding at March 31, 2017	44,621		$108.73

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the three months ended March 31, 2017 was 2,193 shares (0.76x), 27,166 shares (0.62x), and zero shares for the 2015 TSR PSU three-year grant, 2014 TSR PSU three-year grant, and the 2012 and 2013 TSR PSU special grants, respectively. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period. These 2015 TSR PSU three-year grants vested due to a retirement.

As of March 31, 2017, there was $1.6 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 1.1 years.

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017
Granted	5,046	$67.50
Outstanding at March 31, 2017 (1)	5,046	$67.50

As of March 31, 2017, there was $0.3 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 2.9 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	231,903	$70.40
Vested	(108,491)	66.13
Granted	69,775	67.50
Forfeited	(1,539)	70.36
Outstanding at March 31, 2017	191,648	$71.63

As of March 31, 2017, there was $8.1 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

Options

As of March 31, 2017, the Company has 107,997 options outstanding at an exercise price of $45.90 and a remaining contractual term of 0.9 years. All options outstanding are fully vested and there is no unrecognized compensation cost related to options. No options were granted during the three months ended March 31, 2017. Cash received from option exercises for the three months ended March 31, 2017 and 2016 was $4.8 million and $1.7 million, respectively.

Unit Option Deferral Election

Under both a prior option plan and the 2008 Omnibus Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, the Company’s chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million TRG Units under the unit option deferral election. As the Operating Partnership pays distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. Under an amendment executed in January 2011 and subsequent deferral elections (the latest being made in September 2016), beginning in December 2022 (unless Mr. Taubman retires earlier), the deferred partnership units will be issued in five annual installments. The deferred units are accounted for as participating securities of the Operating Partnership.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in TRG in 1992, the Company entered into an agreement (the Cash Tender Agreement) with the A. Alfred Taubman Restated Revocable Trust (the Revocable Trust) and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in TRG, whereby each of the Revocable Trust and TVG (and/or any assignee of the Revocable Trust or TVG) has the right to tender to the Company TRG Units (provided that if the tendering party is tendering less than all of its TRG Units, the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on a market valuation of the Company on the trading date immediately preceding the date of the tender (except as otherwise provided below). TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the tendering party, TRG Units held by members of A. Alfred Taubman’s family and TRG Units held by entities in which his family members hold interests may be included in such a tender.

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

Based on a market value at March 31, 2017 of $66.02 per share for the Company's common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.6 billion. The purchase of these interests at March 31, 2017 would have resulted in the Company owning an additional 28% interest in the TRG.

Continuing Offer

The Company has made a continuing, irrevocable offer (the Continuing Offer) to all present holders (other than a certain excluded holder, currently TVG), permitted assignees of all present holders, those future holders of partnership interests in TRG as the Company may, in its sole discretion, agree to include in the Continuing Offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for partnership interests in the Operating Partnership. Under the Continuing Offer agreement, one unit of the Operating Partnership interest is exchangeable for one share of the Company's common stock. Upon a tender of Operating Partnership units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into the Company’s common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

Insurance

The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to personal injury claims. We believe the Company's insurance policy terms and conditions and limits are appropriate and adequate given the relative risk of loss and industry practice. However, there are certain types of losses, such as punitive damage awards, which may not be covered by insurance, and not all potential losses are insured against.

Other

See Note 5 for the Operating Partnership's guarantees of certain notes payable, including guarantees relating to Unconsolidated Joint Ventures, Note 6 for contingent features relating to certain joint venture agreements, Note 7 for contingent features relating to derivative instruments, and Note 8 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding partnership units exchangeable for common shares under the Continuing Offer (Note 9), outstanding options for partnership units, PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued partnership units under a unit option deferral election (Note 8). In computing the potentially dilutive effect of potential common stock, partnership units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of partnership units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted EPS based on the number of shares, if any, which would be issuable if the end of the reporting period were the end of the contingency period.

	Three Months Ended March 31
	2017	2016
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$17,170	$24,613
Impact of additional ownership of TRG	45	66
Diluted	$17,215	$24,679

Shares (Denominator) – basic	60,555,466	60,275,004
Effect of dilutive securities	498,290	515,997
Shares (Denominator) – diluted	61,053,756	60,791,001

Earnings per common share – basic	$0.28	$0.41
Earnings per common share – diluted	$0.28	$0.41

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

	Three Months Ended March 31
	2017	2016
Weighted average noncontrolling partnership units outstanding	4,018,981	4,003,975
Unissued partnership units under unit option deferral elections	871,262	871,262

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

Other

The Company's valuations of both its investments in an insurance deposit and Simon Property Group (SPG) common shares utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore falls into Level 1 of the fair value hierarchy.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2017 Using		Fair Value Measurements as of December 31, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares	$43,008		$44,418
Insurance deposit	15,430		15,440
Derivative interest rate contracts (Note 7)		$22
Total assets	$58,438	$22	$59,858	$—

Derivative interest rate contracts (Note 7)		$(2,824)		$(3,548)
Total liabilities		$(2,824)		$(3,548)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

At both March 31, 2017 and December 31, 2016, the Company owned 340,124 partnership units in Simon Property Group Limited Partnership. The fair value of the partnership units, which is derived from SPG's common stock price and therefore falls into Level 2 of the fair value hierarchy, was $58.5 million at March 31, 2017 and $60.4 million at December 31, 2016. The partnership units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $44.8 million at both March 31, 2017 and December 31, 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2017 and December 31, 2016, the Company primarily employed the credit spreads at which the debt was originally issued. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2017 or December 31, 2016. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at March 31, 2017 and December 31, 2016 were as follows:

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$3,287,968	$3,232,923	$3,255,512	$3,184,036

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2017 by $139.0 million or 4.3%.

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

See Note 7 regarding additional information on derivatives.

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the three months ended March 31, 2017 were as follows:

	Taubman Centers, Inc. AOCI				Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Fair value adjustment for marketable equity securities	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Fair value adjustment for marketable equity securities	Total
January 1, 2017	$(23,147)	$(12,467)	$(302)	$(35,916)	$(9,613)	$7,191	$(126)	$(2,548)
Other comprehensive income (loss) before reclassifications	6,694	(986)	(999)	4,709	2,755	(407)	(411)	1,937
Amounts reclassified from AOCI		2,291		2,291		944		944
Net current period other comprehensive income (loss)	$6,694	$1,305	$(999)	$7,000	$2,755	$537	$(411)	$2,881
Adjustments due to changes in ownership	(61)	47		(14)	61	(47)		14
March 31, 2017	$(16,514)	$(11,115)	$(1,301)	$(28,930)	$(6,797)	$7,681	$(537)	$347

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the three months ended March 31, 2016 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2016	$(10,890)	$(16,330)	$(27,220)	$(4,531)	$5,595	$1,064
Other comprehensive income (loss) before reclassifications	4,198	(8,380)	(4,182)	1,744	(3,480)	(1,736)
Amounts reclassified from AOCI		2,146	2,146		891	891
Net current period other comprehensive income (loss)	$4,198	$(6,234)	$(2,036)	$1,744	$(2,589)	$(845)
Adjustments due to changes in ownership	(6)	7	1	6	(7)	(1)
March 31, 2016	$(6,698)	$(22,557)	$(29,255)	$(2,781)	$2,999	$218

The following table presents reclassifications out of AOCI for the three months ended March 31, 2017:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,074	Interest Expense
Realized loss on interest rate contracts - UJVs	759	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	1,402	Equity in Income of UJVs
Total reclassifications for the period	$3,235

The following table presents reclassifications out of AOCI for the three months ended March 31, 2016:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,517	Interest Expense
Realized loss on interest rate contracts - UJVs	974	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	546	Equity in Income of UJVs
Total reclassifications for the period	$3,037

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the three months ended March 31, 2017 and 2016, net of amounts capitalized of $4.1 million and $6.5 million, respectively, was $23.4 million and $17.3 million, respectively. Income taxes paid for the three months ended March 31, 2017 and 2016 were $1.1 million and $0.5 million, respectively. Other non-cash additions to properties during the three months ended March 31, 2017 and 2016 were $95.4 million and $87.0 million, respectively, and primarily represent accrued construction and tenant allowance costs.

Note 14 - New Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets", which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets. ASU No. 2017-05 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. Early adoption of this ASU is permitted, including adoption in an interim period. The Company currently accounts for the derecognition of nonfinancial assets according to industry-specific guidance as the Company's nonfinancial assets are considered in-substance real estate. The Company is currently evaluating the application of this ASU, although the most likely outcome is that in the event the Company sells a controlling interest in a shopping center, but retains a noncontrolling ownership interest, the Company would measure the retained interest at fair value. This would result in full gain/loss recognition upon such a sale of the controlling interest, a change from current practice.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business", which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. ASU No. 2017-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. Early adoption of this ASU is permitted for transactions occurring before the amendment date if the transaction has not been reported in previous filings. The Company previously generally accounted for acquisitions of shopping centers as acquisitions of businesses under ASC Topic 805, "Business Combinations". In January 2017, the Company early adopted ASU No. 2017-01, and expects to account for potential future acquisitions of shopping centers as asset acquisitions. This will impact the Consolidated Statement of Operations and Comprehensive Income as transaction costs associated with asset acquisitions will now be capitalized.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash", which provides guidance for the presentation of restricted cash and changes in restricted cash. ASU No. 2016-18 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. Early adoption of this ASU is permitted, including adoption in an interim period. This ASU will require restricted cash to be presented in combination with cash and cash equivalents on the Consolidated Statement of Cash Flows. The Company is currently evaluating the application of this ASU, however the Company does not expect the effect on the Company's Consolidated Statement of Cash Flows to be material as the Company generally holds a small amount of restricted cash.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments", which provides guidance for the presentation of certain cash receipts and payments, including the classification of distributions received from equity method investees. ASU No. 2016-15 provides companies with two alternatives of presentation; the nature of the distribution approach or the cumulative earnings approach. ASU No. 2016-15 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. Early adoption of this ASU is permitted, including adoption in an interim period. The Company expects to adopt the new standard on its effective date. The Company expects to use the cumulative earnings approach to calculate and present distributions received from equity method investees, and does not believe there will be a material impact to the Consolidated Statement of Cash Flows.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which provides for significant changes to the current lease accounting standard. The primary objectives of this ASU is to address off-balance-sheet financing related to operating leases and to introduce a new lessee model that brings substantially all leases onto the balance sheet. ASU No. 2016-02 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations. From initial implementation efforts, the Company preliminarily expects the most significant impacts of adoption to include (1) the potential need to expense certain internal leasing costs currently being capitalized, including costs associated with the Company's leasing department, (2) the bifurcation of certain lease revenues between rental and reimbursement (non-rental) components, and (3) the potential recognition of lease obligations and right-of-use assets for ground and office leases under which the Company or its ventures are the lessee. Under the new ASU, common area maintenance recoveries must be accounted for as a non-lease component. The Company will be evaluating whether bifurcating of common area maintenance will affect the timing or recognition of such revenues.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amongst its changes, ASU No. 2016-01 requires an entity to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. ASU No. 2016-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. As of March 31, 2017, the Company owned 340,124 Simon Property Group Limited Partnership units that are currently being accounted for as a cost method investment and 250,000 SPG common shares that are currently being recorded at fair value (Note 11). Upon the Company's adoption of ASU No. 2016-01 any outstanding Simon Property Group Limited Partnership units will be remeasured at fair value and an offsetting cumulative effect adjustment will be recorded in equity. After the Company's adoption of ASU No. 2016-01, changes in the fair value of any outstanding Simon Property Group Limited Partnership units and SPG common shares will be recorded in net income. Both the Simon Property Group Limited Partnership units and SPG common shares are recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the application of this ASU and its effect on the Company's financial position and results of operations. The Company has preliminarily determined the revenue streams that could be most significantly impacted by this ASU relate to the Company's management, leasing and development services, certain recoveries from tenants, and other miscellaneous income. The Company expects that the revenue recognition from management services and other miscellaneous income will be generally consistent with current recognition methods. In the first quarter of 2017, these revenues were less than 10% of consolidated revenue. The Company expects to adopt the standard using the modified retrospective approach, which requires cumulative adjustment as of the date of the adoption. The Company will adopt the standard on its effective date beginning with the first quarter of 2018.

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

References in this discussion to "beneficial interest" refer to our ownership or pro rata share of the item being discussed. Investors are cautioned that deriving our beneficial interest as our ownership interest in individual financial statement items may not accurately depict the legal and economic implications of holding a noncontrolling interest in an investee.

The comparability of information used in measuring performance is affected by the openings of CityOn.Zhengzhou in March 2017, Starfield Hanam in September 2016, CityOn.Xi'an in April 2016 (see "Results of Operations - Taubman Asia"), and International Market Place in August 2016 (see "Results of Operations - U.S. Development"), the acquisition of Country Club Plaza in March 2016 (see "Results of Operations - Acquisition - Country Club Plaza"), and the renovation of Beverly Center beginning in 2016 (see "Liquidity and Capital Resources - Capital Spending - Planned 2017 Capital Spending"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2016 have been restated to include comparable centers to 2017. This affects the comparability of our operating results period over period.

Current Operating Trends

The U.S. mall industry is currently facing a number of challenges and uncertainties. Across the industry, department store sales continue to weaken and store closures have increased, with mature mall tenants and anchors rationalizing square footage. Tenant sales are now in an extended period of flattened growth. While over time we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents, continued retail headwinds ultimately may still result in lost rent and increased unscheduled terminations. During the first quarter of 2017, 0.9% of our tenants sought the protection of the bankruptcy laws, as compared to 0.8% of our tenants for the year ended December 31, 2016. And although our occupancy and lease space statistics remain around historically high levels, lease cancellation revenue is increasing.

Our comparable mall tenants reported a 1.2% increase in mall tenant sales per square foot in the first quarter of 2017 from the same period in 2016. For the trailing 12-month period ended March 31, 2017, mall tenant sales per square foot were $776, a 0.9% increase from $769 for the trailing 12-month period ended March 31, 2016.

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

While mall tenant sales are critical over the long term, the high quality regional mall business has been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in mall tenant sales does impact, either negatively or positively, our ability to lease vacancies and sign lease renewals, negotiate rents at advantageous rates, and collect amounts contractually due.

Mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended March 31 (1)
	2017	2016
Consolidated Businesses:
Minimum rents	9.4%	9.3%
Percentage rents	0.5	0.5
Expense recoveries	4.8	4.6
Mall tenant occupancy costs	14.7%	14.4%
Unconsolidated Joint Ventures:
Minimum rents	9.3%	8.9%
Percentage rents	0.6	0.4
Expense recoveries	4.5	4.6
Mall tenant occupancy costs	14.4%	13.9%
Combined:
Minimum rents	9.4%	9.1%
Percentage rents	0.5	0.5
Expense recoveries	4.6	4.6
Mall tenant occupancy costs	14.5%	14.2%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

(2)	Amounts in this table may not add due to rounding.

Mall tenant ending occupancy and leased space statistics as of March 31, 2017 and 2016 are as follows:

	2017 (1)	2016 (1)
Ending occupancy - all centers	92.1%	92.5%
Ending occupancy - comparable centers	92.3	92.3
Leased space - all centers	94.5	95.1
Leased space - comparable centers	93.9	95.4

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from mall tenants. The spread between comparable center leased space and occupied space, at 1.6% this quarter, is consistent with our history of 1% to 3% in the first quarter.

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

Rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent per square foot information for our comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended March 31
	2017	2016
Average rent per square foot: (1)
Consolidated Businesses	$62.47	$61.83
Unconsolidated Joint Ventures	58.44	57.85
Combined	60.60	60.00

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended March 31 (1) (2)
	2017	2016
Opening base rent per square foot:
Consolidated Businesses	$75.75	$68.00
Unconsolidated Joint Ventures	58.12	55.43
Combined	68.22	63.04
Square feet of GLA opened:
Consolidated Businesses	462,636	604,332
Unconsolidated Joint Ventures	344,943	393,750
Combined	807,579	998,082
Closing base rent per square foot:
Consolidated Businesses	$66.36	$59.82
Unconsolidated Joint Ventures	47.78	47.51
Combined	58.65	54.72
Square feet of GLA closed:
Consolidated Businesses	460,583	500,746
Unconsolidated Joint Ventures	326,894	353,718
Combined	787,477	854,464
Releasing spread per square foot:
Consolidated Businesses	$9.39	$8.18
Unconsolidated Joint Ventures	10.34	7.92
Combined	9.57	8.32
Releasing spread per square foot growth:
Consolidated Businesses	14.2%	13.7%
Unconsolidated Joint Ventures	21.6%	16.7%
Combined	16.3%	15.2%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

	2017	2016
	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$1,132,245	$5,021,492	$1,603,346	$1,154,806	$1,147,011	$1,116,329
All Centers	1,388,677	5,773,614	1,958,432	1,319,794	1,293,120	1,202,268
Revenues and nonoperating income, net
Consolidated Businesses	$151,862	$635,484	$180,403	$152,590	$161,566	$140,925
Ending occupancy:
Comparable	92.3%	94.3%	94.3%	94.5%	93.2%	92.3%
All Centers	92.1	93.9	93.9	93.6	92.5	92.5
Leased space:
Comparable	93.9%	95.7%	95.7%	96.3%	95.7%	95.4%
All Centers	94.5	95.6	95.6	95.9	95.6	95.1

(1) Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions or events that affected operations during the three months ended March 31, 2017 and 2016, or are expected to affect operations in the future.

Taubman Asia

Through a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, we own an interest in a shopping center, Starfield Hanam, in Hanam, South Korea, which opened in September 2016. We have a 34.3% interest in Starfield Hanam, which is accounted for as an Unconsolidated Joint Venture.

Through a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, we own an interest in a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza in Xi'an, China, which opened in April 2016. We also have a joint venture with Wangfujing that owns an interest in a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which opened in March 2017. At opening, the center was 100% leased and 93% occupied. We have a 50% and 49% interest in CityOn.Xi'an and CityOn.Zhengzhou, respectively, with both accounted for as Unconsolidated Joint Ventures.

We provided leasing and management services for IFC Mall in Yeouido, Seoul, South Korea, which ended in the first quarter of 2017 in connection with a change in ownership of the mall.

U.S. Development

In August 2016, International Market Place opened in Waikiki, Honolulu, Hawaii. We have a 93.5% controlling interest in the center.

Acquisition - Country Club Plaza

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. We have a 50% ownership interest in the center, which is jointly managed by both companies. Our ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. Also in March 2016, our joint venture completed a 10-year, $320 million ($160 million at TRG’s beneficial share) non-recourse financing on Country Club Plaza. See "Results of Operations - Debt Transactions" below for more information on this financing.
In March 2017, the joint venture sold the Valencia Place office tower at Country Club Plaza, which was a component of the mixed-use property acquired, for $75.2 million ($37.6 million at TRG’s beneficial share). The joint venture recognized a gain on the sale of the Valencia Place office tower, of which TRG's beneficial share, net of tax, was $2.1 million.
Debt Transactions

In March 2017, we repaid the outstanding balance of $302.4 million on the construction facility for The Mall of San Juan, which was scheduled to mature in April 2017. We funded the repayment using our revolving lines of credit.

In February 2017, we completed a $300 million unsecured term loan that matures in February 2022 (see "Liquidity and Capital Resources - Term Loans").

In February 2017, we amended our primary unsecured revolving line of credit extending the maturity to February 2021, with two six-month extension options (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit").

In December 2016, an eight-year, $100 million non-recourse incremental financing was completed for The Mall at Millenia, a 50% owned Unconsolidated Joint Venture. The financing is secured by a second mortgage. The loan bears interest at an all-in fixed interest rate of 3.87% and is interest only for the term of the loan. Proceeds of $50 million were received in December 2016 and the remaining $50 million of proceeds were received in February 2017. The proceeds, net of accrued interest and financing costs, were distributed to the joint venture partners based on ownership percentages. Our approximately $50 million share of proceeds was used to pay down our revolving lines of credit and for general corporate purposes.

In October 2016, a 10-year, $280 million non-recourse refinancing was completed for The Mall at University Town Center, a 50% owned Unconsolidated Joint Venture. The payments on the loan, which bears interest at an all-in fixed interest rate of 3.45%, are interest only until December 2022, and then amortizes principal based on 30 years. The proceeds from the borrowing were used to pay off the $225 million balance of the existing LIBOR plus 1.70% floating rate construction facility, which was scheduled to mature in October 2016. The remaining net proceeds, net of accrued interest and financing costs, were distributed to the joint venture partners based on ownership percentages. Our nearly $30 million share of excess proceeds was used to pay down our revolving lines of credit.
In May 2016, a 12-year, $550 million non-recourse refinancing was completed for Cherry Creek Shopping Center, a consolidated joint venture. The loan is interest-only during the entire term at an all-in fixed interest rate of 3.87%. The proceeds from the borrowing were used to repay the existing $280 million, 5.24% fixed rate loan, which was scheduled to mature in June 2016, with the remaining net proceeds distributed to the joint venture partners based on ownership percentages. Our approximately $135 million share of excess proceeds was used to pay down our revolving lines of credit.

In April 2016, a 10-year, $165 million non-recourse refinancing was completed for Waterside Shops, a 50% owned Unconsolidated Joint Venture. The loan bears interest at an all-in fixed interest rate of 3.89% and is interest-only for the term of the loan. However, if net operating income available for debt service as defined in the loan agreement is less than a certain amount for calendar year 2020, the lender may require the loan to amortize based on a 30-year amortization period retroactive to May 2021. The proceeds from the borrowing were used to repay the existing $165 million, 5.54% stated fixed rate loan, which was scheduled to mature in October 2016.

In April 2016, we extended our $65 million secondary secured revolving line of credit for one year upon maturity. All significant terms of the credit facility remain unchanged as a result of the extension. In April 2017, we expect to extend this revolving line of credit for one additional year upon maturity.

In April 2016, we repaid the $81.5 million, 6.10% stated fixed rate loan on The Gardens on El Paseo, which was scheduled to mature in June 2016.

In March 2016, a 10-year, $320 million non-recourse financing was completed for Country Club Plaza, a 50% owned Unconsolidated Joint Venture. The payments on the loan, which bears interest at an all-in fixed interest rate of 3.88%, are interest only until May 2019, and then amortizes principal based on 30 years. The proceeds, net of accrued interest and financing costs, were distributed to the joint venture partners based on ownership percentages. Our approximately $160 million share of proceeds was used to pay down our revolving lines of credit and for general corporate purposes.
See "Liquidity and Capital Resources - Upcoming Maturity" for a discussion of our upcoming maturity.

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. As these projects open, interest capitalization generally ends and we begin recognizing interest expense. We continue to expect interest expense to increase in 2017 due to the recent openings of four ground-up development projects. Beneficial interest in construction work in progress totaled $297.9 million as of March 31, 2017, which included $281.2 million of assets on which interest was being capitalized, as compared to beneficial interest in construction work in progress of $821.4 million as of March 31, 2016, which included $805.9 million of assets on which interest was being capitalized.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The following is a comparison of our results for the three months ended March 31, 2017 and 2016, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the three months ended March 31, 2017 were $149.1 million, a $9.6 million or 6.9% increase from the comparable period in 2016. Minimum rents, expense recoveries, and other income all increased partially due to the opening of International Market Place in August 2016.

In addition to the opening of International Market Place, the following also impacted total revenues:

•	the increase in minimum rents was further attributable to increases in average rent per square foot;

•	the increase in expense recoveries was also due to increases in property tax and fixed common area maintenance revenues; and

•	the increase in other income was further attributable to food and beverage operations of our restaurant joint venture.

Total expenses for the three months ended March 31, 2017 were $139.0 million, a $24.2 million or 21.1% increase from the comparable period in 2016. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all increased partially due to the opening of International Market Place in August 2016.

In addition to the opening of International Market Place, the following also impacted total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was further attributable to increases in property tax and common area maintenance expenses;

•
the increase in other operating expense was also due to food and beverage operations of our restaurant joint venture and increased Asia expenses, partially offset by cost saving initiatives enacted in response to the completion of another major development cycle;

•	a restructuring charge was incurred related to a reduction in our workforce, which was also undertaken in response to the completion of another major development cycle;

•	costs incurred associated with shareowner activism;

•
the increase in interest expense was further attributable to the reduction of interest capitalization as well as the refinancings of Cherry Creek Shopping Center and our primary unsecured revolving line of credit; and

•	the increase in depreciation and amortization expense was further attributable to changes in depreciable lives of assets in connection with a renovation.

Nonoperating income, net increased primarily due to an increase in interest income in 2017.

Equity in Income of the Unconsolidated Joint Ventures for the three months ended March 31, 2017 increased by $1.6 million to $20.1 million from the comparable period in 2016. The increase was primarily attributable to the sale of the Valencia Place office tower at Country Club Plaza (see "Results of Operations - Acquisition - Country Club Plaza"), partially offset by unfavorable operating results, which included depreciation expense, of newly acquired or opened centers.

Net Income

Net income was $32.8 million for the three months ended March 31, 2017 compared to $44.3 million for the three months ended March 31, 2016. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended March 31, 2017 was $17.2 million compared to $24.6 million in the comparable period in 2016. Diluted earnings per common share was $0.28 for the three months ended March 31, 2017 compared to $0.41 for the three months ended March 31, 2016.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $74.4 million for the three months ended March 31, 2017 compared to $73.0 million for the three months ended March 31, 2016. FFO per diluted common share was $0.85 for the three months ended March 31, 2017 and $0.84 per diluted common share for the three months ended March 31, 2016. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended March 31, 2017, which excluded a restructuring charge, costs incurred associated with shareowner activism, and a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017, was $80.2 million compared to $73.0 million for the three months ended March 31, 2016. Adjusted FFO per diluted common share was $0.92 for the three months ended March 31, 2017 and $0.84 per diluted common share for the three months ended March 31, 2016. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended March 31, 2017, the consolidated non-comparable centers contributed total operating revenues of $20.0 million, and incurred operating expenses, excluding interest expense and depreciation and amortization of $10.2 million. During the three months ended March 31, 2016, the consolidated non-comparable centers contributed total operating revenues of $16.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $6.6 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the three months ended March 31, 2017, comparable center NOI excluding lease cancellation income was up 2.8% over the comparable period in 2016. Also, for the three months ended March 31, 2017, comparable center NOI including lease cancellation income was up 3.9% over the comparable period in 2016.

For the three months ended March 31, 2017, we recognized our $2.2 million share of lease cancellation income, as compared to $1.4 million for the three months ended March 31, 2016.

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

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have seven unencumbered center properties. The entities that own Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall are guarantors under our primary unsecured revolving credit facility, $475 million unsecured term loan, and $300 million unsecured term loan, and are unencumbered assets under such facility and term loans. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis. If the required covenant calculations are not met, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the four centers previously noted, Taubman Prestige Outlets Chesterfield, The Mall of San Juan, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of March 31, 2017, we had a consolidated cash balance of $51.1 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2017, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $781.5 million. Fourteen banks participate in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility matures in February 2021 with two six-month extension options, and bears interest at a range based on our total leverage ratio. As of March 31, 2017, the total leverage ratio resulted in a rate of LIBOR plus 1.45% with a 0.225% facility fee. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $300 million unsecured term loan, would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2017, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Construction Financings

In addition to the revolving lines of credit described above, we often use construction financing where available and place non-recourse permanent financing on new assets upon their stabilization. We have construction facilities outstanding for several centers recently opened or under construction, as described in the following paragraphs.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of March 31, 2017, $72.3 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture for Starfield Hanam has a non-recourse construction facility. We have an effective 34.3% interest in the Unconsolidated Joint Venture. The financing consists of a 520 billion Korean Won (KRW) denominated construction facility ($465.2 million U.S. dollars using the March 31, 2017 exchange rate) and a U.S. dollar financing of $52.1 million, of which both mature in November 2020. The U.S. dollar denominated portion of the financing is secured by a $53.2 million standby letter of credit, which was drawn from the KRW denominated portion of the construction facility, thereby reducing the availability under the KRW denominated construction facility to $412.0 million U.S. dollars as of March 31, 2017, excluding the amount drawn on the facility. The KRW denominated portion of the financing bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw. The weighted average interest rate of the amount drawn at March 31, 2017 is 2.58%. The U.S. dollar denominated floating rate facility bears interest at three-month LIBOR plus 1.60%. A cross-currency interest rate swap was executed to fix the interest rate on the U.S. dollar portion of the financing and swap the U.S. dollar denomination from U.S. dollars to KRW. As a result of the swap, the effective interest rate of the U.S. dollar portion of the financing is fixed at 3.12%. As of March 31, 2017, the U.S. dollar denominated portion of the financing was fully drawn, while $279.1 million U.S. dollars (using the March 31, 2017 exchange rate) were drawn on the KRW denominated portion of the facility, bringing the total remaining availability of the facility to $132.9 million U.S. dollars.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) ($121.3 million U.S. dollars using the March 31, 2017 exchange rate). We have an effective 49% interest in the Unconsolidated Joint Venture. The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The interest rate on the debt outstanding at March 31, 2017 was 6.37%. As of March 31, 2017, $50.1 million U.S. dollars were available under the construction facility using the March 31, 2017 exchange rate.

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from our joint venture partner or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of March 31, 2017, our share of such loans was approximately $145 million. These loans have fixed interest rates that range from 2.5% to 8.0%. These loans are collateralized with restricted deposits on our Consolidated Balance Sheet.

Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for further details of our construction financings and related guarantees.

Upcoming Maturity

In April 2017, we expect to extend our $65 million secondary secured revolving line of credit for one year upon maturity. All significant terms of the credit facility will remain unchanged as a result of the extension.

Term Loans

In February 2017, we completed a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of March 31, 2017, the loan total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. In March 2017, the LIBOR rate was swapped, effective in January 2018 through maturity, to a fixed rate of 2.14%, which will result in an effective interest rate in the range of 3.39% to 4.04%. The loan includes an accordion feature which in combination with our $1.1 billion primary unsecured revolving line of credit would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2017, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Our $475 million unsecured term loan matures in February 2019. As of March 31, 2017, the loan total leverage ratio resulted in an interest rate of LIBOR plus 1.45%. The LIBOR rate is swapped until maturity to a fixed rate of 1.65%, which results in an effective interest rate in the range of 3.00% to 3.55%. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, and covenant compliance for the unencumbered asset pool. As of March 31, 2017, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Simon Property Group Limited Partnership Units Investment

In December 2016, we converted a portion of our investment of Simon Property Group Limited Partnership units to Simon Property Group (SPG) common shares. We converted 250,000 of our 590,124 total units, which were received in January 2014 as a portion of the consideration of the sale of our 50% interest in Arizona Mills and land in Syosset, New York related to the former Oyster Bay project. We have no immediate plans to sell the SPG common shares, but we never intended to hold the investment long-term and intend to sell them at some point in the future.

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2017 and 2016

Operating Activities

Our net cash provided by operating activities was $78.8 million in 2017, compared to $63.4 million in 2016. See also "Results of Operations" for descriptions of 2017 and 2016 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $34.9 million in 2017, compared to $249.3 million in 2016. Additions to properties in 2017 and 2016 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2017 and 2016 capital spending is shown in "Capital Spending." Net cash proceeds from the sale of peripheral land were $5.4 million in 2016. Cash placed in escrow to fund certain construction projects was $11.5 million and $4.1 million in 2017 and 2016, respectively. Also, in 2017, we made an initial refundable deposit of $11.0 million relating to a potential development opportunity with Shinsegae in South Korea (see "Liquidity and Capital Resources - Capital Spending - South Korea Development Project").

Contributions to Unconsolidated Joint Ventures were $1.6 million in 2017 and $9.5 million in 2016, primarily related to the funding of Taubman Asia project costs. Additionally, in 2016, we contributed $314.2 million to an Unconsolidated Joint Venture in connection with the acquisition of Country Club Plaza. Distributions from Unconsolidated Joint Ventures in excess of income were $68.6 million in 2017, which is primarily attributable to the proceeds from the sale of the Valencia Place office tower at Country Club Plaza and the additional proceeds from the incremental financing for The Mall at Millenia. Distributions from Unconsolidated Joint Ventures in excess of income were $168.3 million in 2016, which is primarily attributable to the proceeds from the Country Club Plaza financing.

Financing Activities

Net cash used in financing activities was $33.4 million in 2017, compared to $152.2 million provided by financing activities in 2016. In 2017, proceeds from the issuance of debt, net of payments and issuance costs were $26.3 million, generally provided by the proceeds from our $300 million unsecured term loan and borrowings on the revolving lines of credit, partially offset by the pay-off of the construction facility for The Mall of San Juan. In 2016, proceeds from the issuance of debt, net of payments and issuance costs were $215.7 million, generally provided by borrowings on the revolving lines of credit and construction facilities for The Mall of San Juan and International Market Place. Also in 2016, a $5.5 million deposit was paid in connection with the refinancing of Cherry Creek Shopping Center.

In 2017, $2.0 million was received in connection with incentive plans, compared to $0.3 million paid in 2016. Total dividends and distributions paid were $61.7 million and $57.6 million in 2017 and 2016, respectively.

Beneficial Interest in Debt

At March 31, 2017, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,451.7 million, with an average interest rate of 3.44% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of March 31, 2017, there were no unamortized premiums and no interest rate hedging costs being amortized. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $297.9 million as of March 31, 2017, which includes $281.2 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2017:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,753.0	3.78%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	132.0	4.10%
Swap maturing in February 2019	475.0	3.10%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	84.3	3.58%
Swap maturing in March 2024	12.0	3.49%
	$721.1	3.34%	(1)

Floating month to month (2)	996.7	2.56%	(1)
Total floating rate debt	$1,717.8	2.89%	(1)

Total beneficial interest in debt	$4,470.8	3.44%	(1)

Total deferred financing costs, net	$(19.1)

Net beneficial interest in debt	$4,451.7

Amortization of deferred financing costs (3)		0.21%
Average all-in rate		3.65%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes the $300 million unsecured term loan which will be swapped to a fixed rate beginning January 2018.

(3)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2017, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $10.0 million, and due to the effect of capitalized interest, decrease annual earnings by $8.7 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by $8.3 million and due to the effect of capitalized interest, increase annual earnings by $7.2 million. Based on our consolidated debt and interest rates in effect at March 31, 2017, a one percent increase in interest rates would decrease the fair value of debt by $139.0 million, while a one percent decrease in interest rates would increase the fair value of debt by $153.2 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, $475 million and $300 million unsecured term loans, and the construction facility on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2017, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of March 31, 2017. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

New Developments

We developed and opened four new shopping centers in 2016 and 2017:

•	CityOn.Zhengzhou, which was developed with our joint venture partner Wangfujing, is located in Zhengzhou, China, and opened in March 2017;

•	Starfield Hanam, which was developed with our joint venture partner Shinsegae, is located in Hanam, South Korea, and opened in September 2016;

•	International Market Place, which is located in Waikiki, Honolulu, Hawaii, opened in August 2016; and

•	CityOn.Xi'an, which was also developed with our joint venture partner Wangfujing, is located Xi'an, China and opened in April 2016.

We expect capital spending at these shopping centers to continue in 2017 as certain costs are incurred subsequent to opening, including construction on tenant spaces.

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

South Korea Development Project

We are exploring a second development opportunity in South Korea with Shinsegae, our partner in Starfield Hanam. In March 2017, we made an initial refundable deposit of $11 million relating to a potential development site. We are continuing our due diligence and preliminary planning. The potential return of the deposit, including a 5% return, is secured by a letter of credit from Shinsegae.

2017 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2017, is summarized in the following table:

	2017 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$9.7	$9.2
New development projects - Asia (3) (4)			$3.6	$1.6
Existing centers:
Projects with incremental GLA or anchor replacement (5)	4.4	4.4
Projects with no incremental GLA and other (6)	40.5	38.3	2.5	1.3
Mall tenant allowances	1.1	1.0	2.6	1.3
Asset replacement costs recoverable from tenants	0.9	0.9	1.3	0.7
Corporate office improvements, technology, equipment, and other	9.8	9.8
Total	$66.4	$63.6	$10.0	$4.8

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for CityOn.Zhengzhou, which opened in March 2017, is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balance excludes net increases in total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills redevelopment.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2017, in addition to the costs above, we incurred our $1.0 million share of Consolidated Businesses’ and $0.8 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2017:

(in millions)
Consolidated Businesses’ capital spending	$66.4
Other differences between cash and accrual basis	13.0
Additions to properties	$79.4

Planned 2017 Capital Spending

The following table summarizes planned capital spending for 2017, including actual spending through March 31, 2017 and anticipated spending for the remainder of the year:

	2017 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$26.2	$24.9
New development projects - Asia (3) (4)			$43.7	$29.3
Existing centers:
Projects with incremental GLA or anchor replacement (5)	47.4	47.3
Projects with no incremental GLA and other (6)	239.7	237.5	9.0	4.7
Mall tenant allowances	14.9	13.7	16.6	8.6
Asset replacement costs recoverable from tenants	13.0	12.5	15.7	8.5
Corporate office improvements, technology, equipment, and other	15.2	15.2
Total	$356.5	$351.2	$85.0	$51.1

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for CityOn.Zhengzhou, which opened in March 2017, is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia costs exclude currency translation adjustments.

(5)	Includes costs related to The Mall at Green Hills redevelopment.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

Redevelopments

We are working on a comprehensive renovation of Beverly Center scheduled to be completed by the 2018 holiday season. The project will cost approximately $500 million and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of March 31, 2017, we had capitalized costs of $142.2 million related to this renovation.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of March 31, 2017, we had capitalized costs of $77.4 million related to this redevelopment project.

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

Dividends

We pay regular quarterly dividends to our common and preferred shareowners and expect to continue to pay dividends for the foreseeable future. However, dividends to our common shareowners are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareowners, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareowners of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareowners on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On March 2, 2017, we declared a quarterly dividend of $0.625 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on March 31, 2017 to shareowners of record on March 15, 2017.
New Accounting Pronouncements

Refer to "Note 14 - New Accounting Pronouncements" in the consolidated financial statements, regarding our ongoing evaluation of Accounting Standards Update (ASU) No. 2017-05, addressing the recognition of gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets; ASU No. 2017-01, clarifying the definition of a business; ASU No. 2016-18, addressing the classification and presentation of restricted cash on the statement of cash flows; ASU No. 2016-15, addressing the classification of certain cash receipts and cash payments on the statement of cash flows; ASU No. 2016-02, addressing leases; ASU No. 2016-01, addressing the measurement of financial assets and financial liabilities; and ASU No. 2014-09 and ASU No. 2015-14, addressing revenue recognition.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three months ended March 31, 2017, we adjusted FFO to exclude a restructuring charge, costs incurred associated with shareowner activism, and a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017.

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended March 31
	2017			2016
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$17.2	60,555,466	$0.28	$24.6	60,275,004	$0.41
Add impact of share-based compensation	—	498,290		0.1	515,997
Net income attributable to TCO common shareowners - diluted	$17.2	61,053,756	$0.28	$24.7	60,791,001	$0.41
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Add (less) TCO's additional income tax expense (benefit)	0.1		—	—		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense (benefit)	$18.9	61,053,756	$0.31	$26.3	60,791,001	$0.43
Add:
Noncontrolling share of income of TRG	7.8	24,977,946		10.9	25,062,159
Distributions to participating securities of TRG	0.6	871,262		0.5	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$27.3	86,902,964	$0.31	$37.7	86,724,422	$0.43
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	37.7		0.43	29.7		0.34
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.8)		(0.02)	(1.4)		(0.02)
Share of Unconsolidated Joint Ventures	15.7		0.18	9.3		0.11
Non-real estate depreciation	(0.7)		(0.01)	(0.6)		(0.01)
Less beneficial share of gain on disposition, net of tax	(2.1)		(0.02)
Less impact of share-based compensation	—		—	(0.1)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$74.4	86,902,964	$0.86	$73.0	86,724,422	$0.84
TCO's average ownership percentage of TRG - basic	70.8%			70.6%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$52.7		$0.86	$51.6		$0.84
Add (less) TCO's additional income tax benefit (expense)	(0.1)		—	—		—
Funds from Operations attributable to TCO's common shareowners	$52.6		$0.85	$51.6		$0.84

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$74.4	86,902,964	$0.86	$73.0	86,724,422	$0.84
Restructuring charge	1.9		0.02
Costs associated with shareowner activism	3.5		0.04
Partial write-off of deferred financing costs	0.4		—
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$80.2	86,902,964	$0.92	$73.0	86,724,422	$0.84
TCO's average ownership percentage of TRG - basic	70.8%			70.6%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$56.8		$0.92	$51.6		$0.84
Add (less) TCO's additional income tax benefit (expense)				—		—
Adjusted Funds from Operations attributable to TCO's common shareowners	$56.8		$0.92	$51.6		$0.84

(1)	Depreciation includes $3.5 million of mall tenant allowance amortization for both the three months ended March 31, 2017 and 2016.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2017	2016
Net income	$32.8	$44.3

Add (less) depreciation and amortization:
Consolidated businesses at 100%	37.7	29.7
Noncontrolling partners in consolidated joint ventures	(1.8)	(1.4)
Share of Unconsolidated Joint Ventures	15.7	9.3

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	25.5	19.1
Noncontrolling partners in consolidated joint ventures	(3.0)	(2.0)
Share of Unconsolidated Joint Ventures	15.8	11.5
Share of income tax expense:
Consolidated businesses at 100%	0.2	0.3
Noncontrolling partners in consolidated joint ventures	—
Share of Unconsolidated Joint Ventures	1.6
Share of income tax expense on disposition	0.7

Less noncontrolling share of income of consolidated joint ventures	(1.4)	(2.5)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	6.2	5.9
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	47.9	30.9

EBITDA at 100%	$177.9	$145.3

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	10.8	11.4
Management, leasing, and development services, net	(0.3)	(0.9)
Restructuring charge	1.9
Costs associated with shareowner activism	3.5
Straight-line of rents	(1.5)	(1.1)
Gain on disposition	(4.4)
Gains on sales of peripheral land	(1.7)	(0.4)
Dividend income	(1.0)	(0.9)
Interest income	(2.0)	(0.5)
Other nonoperating expense	0.1	0.1
Unallocated operating expenses and other	7.3	10.0
Net Operating Income at 100% - all centers	$190.5	$163.0
Less Net Operating Income of non-comparable centers (1)	(34.3)	(12.7)
Net Operating Income at 100% - comparable centers	$156.2	$150.3
Lease cancellation income	(3.6)	(2.0)
Net Operating Income at 100% excluding lease cancellation income (2)	$152.6	$148.4

(1)	Includes Beverly Center, CityOn.Xi'an, CityOn.Zhengzhou, Country Club Plaza, International Market Place, and Starfield Hanam.
(2) See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(3) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis."

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material outstanding litigation as of March 31, 2017.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized a share repurchase program under which we may repurchase up to $450 million of our outstanding common stock. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. No shares have been repurchased in 2017. As of March 31, 2017, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share for a total of $304.9 million under the authorization. As of March 31, 2017, $145.1 million remained available under the repurchase program. All shares repurchased have been cancelled. For each share of our stock repurchased, one of our Operating Partnership units was redeemed. Repurchases of common stock were financed with general corporate funds, including borrowings under our existing revolving lines of credit.

The restrictions on our ability to pay dividends on our common stock are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends."

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.1	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	February 7, 2017
4.2	Guaranty, dated as of February 1, 2017, by and among Dolphin Mall Associates LLC, The Gardens on El Paseo LLC, Twelve Oaks Mall, LLC, and La Cienega Partners Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.	8-K		4.2	February 7, 2017
4.3	Amendment No. 2 to Term Loan Agreement, dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	February 7, 2017
4.4	Guaranty, dated as of February 1, 2017, by The Gardens on El Paseo LLC in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders under the Term Loan Agreement.	8-K		4.4	February 7, 2017
*10.1
Limited Liability Company Agreement of Taubman Properties Asia II LLC dated September 1, 2016 by, between, and among Taubman Asia Management II LLC, René Tremblay, Peter John Sharp, and Taubman Properties Asia II LLC.
						X
*10.2
Limited Liability Company Agreement of Taubman Properties Asia III LLC dated September 22, 2016 by, between, and among Taubman Asia Management II LLC, Peter John Sharp, and Taubman Properties Asia III LLC.
						X
*10.3	Employment Agreement between Taubman Asia Management Limited and Peter John Sharp, effective January 1, 2017.					X
*10.4	2017 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.					X
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
*	A management contract or compensatory plan or arrangement required to be filed.
**	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	April 28, 2017	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)