Form 10-K
period 2017-12-31
TAUBMAN CENTERS INC
filed 2018-02-27
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Large Accelerated Filer    ☒       Accelerated Filer   ☐          Non-Accelerated Filer   ☐        Smaller reporting company  ☐ Emerging Growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate market value of the 58,850,765 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2017 was $3.5 billion, based upon the closing price of $59.55 per share on the New York Stock Exchange composite tape on June 30, 2017. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 26, 2018, there were outstanding 60,909,479 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2018 are incorporated by reference into Part III.

TAUBMAN CENTERS, INC.

PART I

Item 1. BUSINESS.

The following discussion of our business contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events and performance. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the Securities and Exchange Commission (SEC), and in particular those set forth under "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements included in this report are made as of the date hereof or the date specified herein. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

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

We own, lease, acquire, dispose of, develop, expand, and manage shopping centers and interests therein. Our owned portfolio of operating centers as of December 31, 2017 consisted of 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See "Item 2. Properties" for information regarding the centers.

Taubman Asia, which is the platform for our operations in China and South Korea, as well as any developments in Asia, is headquartered in Hong Kong.

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

The U.S. Congress recently passed the Tax Cuts and Jobs Act of 2017 that made significant changes to both corporate and individual tax rates and the resulting calculation of taxes, as well as international tax rules for U.S. domestic corporations. As a REIT, this legislation should minimally change the taxes we pay. However, it could impact the way in which our dividends are taxed on the holders of our stock.

We have one reportable segment, which owns, develops, and manages shopping centers. We have aggregated our shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. See "Note 1 - Summary of Significant Accounting Policies" to our consolidated financial statements for more information.

Recent Developments

For a discussion of business developments that occurred in 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

Business of the Company

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of shopping centers and interests therein. We owned interests in 24 operating centers as of December 31, 2017. In the following discussion, the term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that lease space in shopping centers, including temporary tenants and specialty retailers.

As of December 31, 2017, the centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the U.S. or Asia, including Denver, Detroit, Honolulu, Kansas City, Los Angeles, Miami, Nashville, New York City, Orlando, Salt Lake City, San Francisco, San Juan, Sarasota, St. Louis, Tampa, Washington, D.C., Hanam (South Korea), Xi'an (China), and Zhengzhou (China);

•
range in size between 236,000 and 1.7 million square feet of GLA and between 186,000 and 1.0 million square feet of Mall GLA, with an average of 1.0 million and 0.5 million square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 275 stores with an average of 150 stores per shopping center.

•	have approximately 3,300 stores operated by their mall tenants under approximately 1,700 trade names;

•	have 57 anchors, operating under 17 trade names;

•
lease approximately 90% of Mall GLA to national chains (U.S. centers only), including subsidiaries or divisions of Forever 21 (Forever 21 and XXI Forever), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others), H&M, and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the U.S. public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2017, our mall tenants at comparable centers reported average sales per square foot of $810.

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

Our portfolio is concentrated in highly productive shopping centers. Of our 24 owned centers, 21 have annualized rent rolls at December 31, 2017 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that our high-quality shopping centers are the least susceptible to direct competition because (among other reasons) anchors and specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. We also believe that our centers' success can be attributed in part to their other characteristics, such as being well-designed with effective layouts, natural light, good physical condition, strong retail programming, state-of-the-art technology infrastructure, and other amenities. Many of our shopping centers are also strategically located in high-quality markets, with convenient access to customers, including significant tourist traffic.

Business Strategy and Philosophy

We believe that the shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the ongoing management and leasing of the centers is essential. Thus we:

•
offer retailers a location where they can maximize their profitability. We believe leading retailers and emerging concepts choose to showcase their brand in the best markets and highest quality assets;

•	offer a large, diverse selection of retail stores and dining in each center to give customers a broad selection of consumer goods, food, and entertainment and a variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a constantly changing mix of tenants, thereby increasing rents over time;

•
seek to anticipate trends in our industry and emphasize ongoing introductions of new concepts into our centers. Due in part to this strategy, a number of successful retail trade names have opened their first mall stores in our centers. In addition, we have brought to the centers "new to the market" retailers and other retailers that previously served customers through online presences. We believe that the execution of this leasing strategy is an important element in building and maintaining customer loyalty and increasing mall productivity; and

•
provide innovative initiatives, including those that utilize technology and the Internet, to increase revenues, enhance the shopping experience, personalize our relationship with shoppers, build customer loyalty, and increase mall tenant sales, with the following as examples:

•
we are continuing to invest in other synergistic digital capabilities and are a developer of the "Smart Mall" concept. Of the 24 shopping centers in our portfolio, 20 are considered to be "Smart Malls." This technology includes a new fiber optic network throughout the centers, free shopper Wi-Fi, navigation and directory technology, advanced energy management, high-speed networking options for our tenants, new digital, mobile shopper engagement, and advanced shopper analytics.,

•	our Taubman website program connects shoppers to each of our individual center brands through the Internet;

•	we have a robust email program reaching our most loyal customers weekly and our social media sites offer retailers and customers an immediate geo-targeted communication vehicle;

•
we have pioneered an indoor navigation technology that has the potential to significantly change a shopper's experience and connect them to retailers in new ways. Since its pilot in 2014, we have rolled out the indoor navigation technology at 15 shopping centers in our portfolio;

•
we have begun installing "smart parking" systems at some of our shopping centers, providing customers real-time information about parking availability, most convenient spots, and directions to their parked cars; and

•
we were one of the first mall companies to implement a third-party loyalty program that directly and automatically connects shopper credit card activity within the shopping center to rewards earned in order to drive repeat shopper visits.

Our leasing strategy involves assembling a diverse and unique mix of mall tenants in each of the centers in order to attract customers, thereby generating higher sales by mall tenants. High sales by mall tenants make the centers attractive to prospective renewal and new tenants, thereby increasing the rental rates that current and prospective tenants are willing to pay. We have implemented an active leasing strategy to increase the centers' productivity and to set minimum rents at higher levels. Elements of this strategy include renegotiating existing leases and leasing space to prospective tenants that would enhance a center's retail mix.

The shopping centers compete for retail consumer spending through diverse, in-depth presentations of predominantly fashion merchandise in an environment intended to facilitate customer shopping. Many of our centers include stores that target high-end customers, and such stores may also attract other retailers to come to the center. Each center is always individually merchandised in light of the demographics of its potential customers within convenient driving distance. When necessary, we consider rebranding existing shopping centers in order to maximize customer loyalty, maintain and increase mall tenant sales, and achieve greater profitability.

Recent Trends in Retail

The U.S. shopping center industry is currently facing a number of challenges. Across the industry, department store sales have weakened and store closures have increased, with mature mall tenants and anchors rationalizing square footage. Mall tenant sales have been in an extended period of flattened growth. While there has been some stabilization of the retail landscape recently, the current retail headwinds have the potential to be prolonged and ultimately may still result in lost rent and increased unscheduled terminations.

The impact of e-commerce on shopping center retail has been steadily increasing. There have been secular changes in shopper behavior affecting how, where, and what consumers shop for. Technology has intervened in the direct relationship between shoppers and the mall by enabling them to research, compare, and purchase products online easily, challenging our unique position as the main shopping portal within a trade area.

While challenging traditional retail in the shorter-term, e-commerce is also making high quality brick-and-mortar assets more valuable, as retailers focus their real estate investments on the strongest assets. Successful retailers understand that a combination of both physical and digital channels best meet their customer needs. Physical locations are an important distribution channel that reduce order fulfillment and customer acquisition costs, while improving website traffic and brand recognition. Physical locations also allow for tenants to most successfully express their full brand statement, creating emotional connections to customers. We strive to position our assets to be desirable platforms for omni-channel retailers, believing technology improves the customer experience and will continue to do so, from the front of the house, logistics, efficiency, pricing, customer acquisition, customer knowledge and service.

Over time we believe high-quality mall portfolios such as ours will continue to gain market share of mall tenant sales and rents. We expect to achieve this because brick-and-mortar remains the heart of omni-channel retailing. Our high-quality portfolio of shopping centers complements retailers' strategies by positioning their brands among high-end, productive retailers in the best markets. We believe the current environment of consolidation of shopping centers will cause high-quality portfolios such as ours to become more valuable, solidifying our position in our current markets, and ultimately leading to greater market share. As an upscale, niche player in our industry, most of our assets have a unique value proposition in their respective markets - nearly 80% of our malls are number one or two in their markets. They remain critical brick-and-mortar locations for retail brands and important destinations for shoppers. This is a strength of our assets that represents a key advantage against our larger competitors in our industry.

Apparel retailers, traditionally a dominant category for malls, have been facing particularly challenging times of late. While it is prudent to continuously adjust the use of space in order to broaden the mall experience, we believe that dramatic reallocation of in-line space to other tenants across the board for the sake of reducing exposure to apparel is neither economically sustainable nor strategically necessary. However, we expect that additional dining, entertainment, grocery, fitness, events and other new uses over time will encourage more shopping destination trips and strengthen our malls as social hubs in their communities.

Throughout the industry, traditional department stores have been experiencing declining sales and market shares. As a result, some department stores have been pursuing strategies of consolidation and/or closure of under-performing locations. Given the overall quality of our real estate, however, many of our department stores have been performing comparatively well. As a result, we do not expect that we will have as many opportunities as others in our industry to reacquire and re-purpose anchor locations, with department stores often being reluctant to exit our malls. However, in the event of anchor closures, we generally expect re-purposing of anchors to add value strategically and be accretive financially.

Potential For Growth

Our principal objective is to enhance shareowner value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that includes redevelopment of existing centers as well as a new center development program. As our current development pipeline is now largely complete in the U.S., our emphasis will now be on strengthening and growing our core assets, in addition to stabilizing our newest projects and executing our redevelopments. We continue to invest for the future and are creating value in our centers that is intended to lead to sustained growth for our shareowners. Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions), augmented by use of our existing revolving lines of credit and unsecured term loans, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and, funding major capital investments. From time to time, we also may access the equity markets or sell interests in shopping centers to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Internal Growth

As noted in "Business Strategy and Philosophy" above in detail, our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

We continue to expect that over time a significant portion of our future growth will come from our existing core portfolio and business. We have always had and will continue to have a culture of intensively managing our assets and maximizing the rents from mall tenants as this is a key growth driver going forward.

An element of our internal growth over time is the strategic expansion and redevelopment of existing properties to update and enhance their market positions by adding, replacing, re-tenanting, or otherwise re-merchandising the use of anchor space, increasing mall tenant space, or rebranding centers. Most of the centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with minimum disruption to existing tenants and customers).

A comprehensive renovation is underway at Beverly Center and is scheduled to be completed by the 2018 holiday season. Additionally, we have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019.

We also look to monetize our common areas through robust specialty leasing and sponsorship programs. About 8% of our 2017 comparable center Net Operating Income (NOI) was generated from such programs. In the past five years, comparable center NOI from leasing and sponsorship programs has ranged from 8% to 11%. Examples found in our centers include destination holiday experiences, customer service programs, sponsored children's play areas, and turnkey attractions. In addition, we monetize our common areas through static and digital media that comes in a variety of formats.

External Growth

We pursue various areas of external growth, including traditional center development in the U.S., new opportunities in Asia, and acquisitions. We opened one new center in 2017 and three new centers in 2016: one in Hawaii, one in South Korea, and two in China. We continue to evaluate various development and acquisition possibilities for additional new centers.

Development of New U.S. Centers

We have developed 14 U.S. properties since 1998, or an average of about one every 18 months. Over the past three years, we have opened two new U.S. centers:

•	International Market Place opened in Waikiki, Honolulu, Hawaii in August 2016. We have a 93.5% interest in the 0.3 million square foot center, which is subject to a participating ground lease.

•	The Mall of San Juan opened in San Juan, Puerto Rico in March 2015. We have a 95% ownership interest in the 0.6 million square foot center.

Given the over saturation of suburban retail in the U.S., almost no new supply of suburban malls is expected in the foreseeable future. Current trends suggest that any future new supply of malls will likely be limited and in the format of mixed-use or destination projects. We do expect expansions of high-quality malls will continue as lower quality centers atrophy. In the next five years, in addition to the redevelopment of Beverly Center and The Mall at Green Hills expansion, we will pro-actively pursue the re-purposing of anchors where appropriate. We do not anticipate significant new ground-up developments.

While we will continue to evaluate potential future U.S. development projects using criteria, including financial criteria for rates of return, similar to those employed in the past, no assurances can be given that the adherence to these criteria will produce comparable or projected results in the future. In addition, the costs of shopping center development opportunities that are explored but ultimately abandoned will, to some extent, diminish the overall return on development projects taken as a whole. See "MD&A – Liquidity and Capital Resources – Capital Spending" for further discussion of our development activities.

In 2015, we made a decision not to move forward with an enclosed mall that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida. As a result of this decision, an impairment charge of $11.8 million was recognized in the fourth quarter of 2015, which represents previously capitalized costs related to the pre-development of the enclosed mall plan.
Miami Worldcenter's master developer, Miami Worldcenter Associates, is pursuing a high street retail plan as a part of their master development of the site. We have agreed with Miami Worldcenter Associates on terms for a co-leasing services agreement with The Forbes Company for the retail portion of the street level project, with an option to purchase the retail component at a favorable price once it opens.

Asia

We are pursuing a development strategy in Asia to:

•	provide additional growth through exposure to countries that have more rapidly growing gross domestic products (GDPs);

•	utilize our expertise, including leasing/retailer relationships, design/development expertise, and operational/marketing skills; and

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

We currently have two joint ventures with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains. The first joint venture owns an interest in and manages an approximately 1.0 million square foot shopping center, CityOn.Xi'an, which opened in April 2016 and is located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. We have an effective 50% ownership interest in the center. The second joint venture with Wangfujing owns an interest in and manages an approximately 1.0 million square foot shopping center, CityOn.Zhengzhou, which opened in March 2017 and is located in Zhengzhou, China. We beneficially own a 49% interest in the center.

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

As part of our Asia strategy, we look to mitigate our operating costs through third-party service contracts when possible. We previously provided leasing and management services for IFC Mall in Yeouido, Seoul, South Korea, although these services ended in 2017 in connection with a change in ownership of the mall. We also currently provide leasing and management services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China.

We envision that the Asia business will be a smaller but complementary and important part of the overall business. We have built three high-quality shopping centers and a fully integrated development and management platform with strategic, local partners. Our goal is to create a platform that finances itself by bringing in new capital partners, and potentially adding additional operating partners where appropriate, to create a less capital-intensive business that can grow the asset base with improved returns on equity.

We also attempt to manage risks and financial returns for our Asia developments through actively managing and limiting pre-construction costs, ensuring there is adequate anchor and tenant interest in the project prior to construction, and pursuing initial projects that are already fully entitled with partners having appropriate expertise in land acquisition and local regulatory issues. Developments in China and South Korea are subject to income taxes and taxes upon repatriation of earnings that also must be planned for and managed.

See "MD&A - Results of Operations - Taubman Asia" for further details regarding our activities in Asia.

Strategic Acquisitions

We expect attractive opportunities to acquire existing centers, or interests in existing centers, from other companies may be scarce and expensive. However, we continue to look for assets in both the U.S. and Asia where we can add significant value or that would be strategic to the rest of our portfolio. Our objective is to acquire existing centers only when they are compatible with the quality of our portfolio, or can be redeveloped to that level. We also may acquire additional interests in centers currently in our portfolio.

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
Rental Rates
As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Where appropriate, we are occasionally making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when possible. See "Risk Factors" for further information.

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year, excluding centers impacted by significant redevelopment activity, as well as The Mall of San Juan due to the impact of Hurricane Maria). Comparable center statistics for 2017 and 2016 exclude Beverly Center, CityOn.Xi'an, CityOn.Zhengzhou, Country Club Plaza, International Market Place, The Mall of San Juan, and Starfield Hanam. Average rent per square foot statistics reflect the contractual rental terms of the leases currently in effect and include the impact of rental concessions.

	2017	2016	2015	2014	2013
Average rent per square foot:
Consolidated Businesses	$64.82	$63.83	$61.37	$59.48	$59.88
Unconsolidated Joint Ventures	58.31	58.10	57.28	58.65	52.68
Combined	61.66	61.07	59.41	59.14	57.33

See "MD&A – Rental Rates and Occupancy" for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2017 for the next ten years for all owned centers in operation at that date.

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2018 (4)	220	473	$51.75	6.2%	233	675	$44.26	5.2%
2019	458	844	51.00	11.1	471	1,243	42.53	9.6
2020	328	672	53.64	8.9	344	952	47.80	7.3
2021	429	1,065	62.66	14.1	455	1,701	48.01	13.1
2022	370	998	56.62	13.2	400	1,650	45.27	12.7
2023	247	754	60.01	9.9	264	1,051	52.30	8.1
2024	214	653	64.84	8.4	231	892	55.86	6.9
2025	200	716	65.96	9.4	221	1,134	57.37	8.7
2026	203	596	74.66	7.9	226	1,133	56.75	8.7
2027	150	460	72.83	6.1	163	850	47.18	6.5

(1)	Excludes rents from temporary in-line tenants and centers not open and operating at December 31, 2017.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors.  Excludes rents from mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2018 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2017.

We believe that the information in the table is not necessarily indicative of what will occur in the future, principally because of early lease terminations at the centers. The average remaining term of the leases that were terminated during the 2012 to 2017 period was less than one year. The average term of leases signed was approximately seven and six years during 2017 and 2016, respectively.

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2017, tenants representing 3.1% of leases filed for bankruptcy during the year compared to 0.8% in 2016. This statistic has ranged from 0.3% to 3.1% of leases per year over the last five years. The annual provision for losses on accounts receivable represents 1.8% of total revenues in 2017 and has ranged from 0.1% to 1.8% over the last five years. However, many bankruptcies do not ultimately impact our occupancy, historically less than half of bankrupt tenants actually close.

Occupancy

Occupancy and leased space statistics include temporary in-line tenants (TILs) and value and outlet center anchors (Arizona Mills, Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield). The following table shows ending occupancy and leased space for the past five years:

	2017	2016	2015	2014	2013
All Centers:
Ending occupancy	94.8%	93.9%	94.2%	94.1%	95.8%
Leased space	95.9	95.6	96.1	96.0	96.7

Comparable Centers:
Ending occupancy	95.0%	94.7%
Leased space	96.0	96.1

Major Tenants

No single retail company represents 5% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for about 4% of Mall GLA as of December 31, 2017 and less than 3% of 2017 minimum rent. No other single retail company accounted for more than 4% of Mall GLA as of December 31, 2017 or 4% of 2017 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2017:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, XXI Forever)	17	513,277	4.3%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others)	51	441,484	3.7
H&M	21	420,946	3.5
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	40	263,179	2.2
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	29	229,690	1.9
Urban Outfitters (Anthropologie, Free People, Urban Outfitters)	28	219,985	1.8
Ascena Retail Group (Ann Taylor, Ann Taylor Loft, Justice, and others)	42	209,757	1.7
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	26	193,366	1.6
Inditex (Zara, Zara Home, Massimo Dutti, Bershka, and others)	19	180,989	1.5
Foot Locker (Foot Locker, Lady Foot Locker, Champs Sports, Foot Action USA, and others)	37	173,970	1.4

Competition

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. We compete with other major real estate investors with significant capital for attractive investment opportunities. We also compete with online retailers as they draw sales away from our tenants, which impacts rental rates. See "Risk Factors" for further details of our competitive business.

Seasonality

The shopping center industry in the U.S. is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. See "MD&A – Seasonality" for further discussion.

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

As of December 31, 2017, the Manager, TAM, and certain other affiliates had 468 full-time employees. See "Note 1 - Summary of Significant Accounting Policies - Severance Policies and Restructuring Charge" to our consolidated financial statements for information on our recent restructuring.

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

Item 1A. RISK FACTORS.

The following factors and other factors discussed in this Annual Report on Form 10-K could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere in future Securities and Exchange Commission (SEC) reports or statements made by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and should be carefully considered. We may update these factors in our future periodic reports.

The economic performance and value of our shopping centers are dependent on many factors.

The economic performance and value of our shopping centers are dependent on various factors. Additionally, these same factors will influence our decision on whether to go forward on the development of new shopping centers, acquisitions and dispositions, and may also affect the ultimate economic performance and value of projects under construction and acquired shopping centers. Adverse changes in the economic performance and value of our shopping centers would also adversely affect our income and cash available to pay dividends.

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

•
changes in mall tenant sales performance of our shopping centers, which over the long term are the single most important determinant of revenues of the shopping centers because mall tenants (including temporary tenants and specialty retailers), provide approximately 90% of these revenues and because mall tenant sales determine the amount of rent, overage rent, and recoverable expenses that mall tenants can afford to pay. In times of stagnant or depressed sales, mall tenants may become less willing to pay traditional levels of rent;

•
changes in business strategies of anchors and key tenants. Anchors and key tenants may adopt new or modify existing strategies in order to adapt to new challenges and shifts in the economic environment. Such strategies could include improving the overall in-store customer experience and creating a desired destination, which could impact the type of space anchors and key tenants desire in our shopping centers. Beyond changing the existing experience, other strategies could include consolidation, contraction, renegotiation of business arrangements, or closing;

•	changes in consumer shopping behavior. Certain merchandise categories are experiencing lower growth in traditional shopping malls and technology has significantly impacted consumer spending habits;

•
availability and cost of financing. While current interest rates continue to be historically low, it is uncertain how long such rates will continue. Many forecasts suggest additional federal funds rate increases may occur during 2018, similar to those recently experienced;

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

In addition, the value and performance of our shopping centers may be adversely affected by certain other factors discussed below including the state of the capital markets, expansion in Asia, unscheduled closings or bankruptcies of our anchors and tenants, competition, uninsured losses, the impact of technology on consumer spending, and environmental liabilities.

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our ability to attract tenants to our shopping centers and lease space is important to our success, and difficulties in doing so can materially impact our shopping centers' performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate shopping centers, lease space to desirable anchors and tenants, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the Internet, lifestyle centers, value and outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareowners.

As new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and we may not be able to adapt to such new technologies and relationships on a timely basis. Our relative size may limit the capital and resources we are willing to allocate to invest in strategic technology to enhance the mall experience, which may make our shopping centers relatively less desirable to anchors, mall tenants, and consumers. Additionally, a small but increasing number of tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, customers may make purchases through other sales channels during or immediately after visiting our shopping centers, with such sales not being captured currently in our tenant sales figures or monetized in our minimum or overage rents.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms, and private and institutional investors, some of whom have greater financial resources or have different investment criteria than we do. In particular, there is competition to acquire, develop, or redevelop highly productive retail properties. This could become even more severe as competitors gain size and economies of scale as a result of merger and consolidation activity. This competition may impair our ability to acquire, develop, or redevelop suitable properties, and to attract key retailers, on favorable terms in the future.

Our real estate investments are relatively illiquid.

We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. If we were unable to refinance our debt at a shopping center, we may be required to contribute capital to repay debt, fund capital spending, or other cash requirements. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all or a portion of the cash proceeds received by TRG from such sale (a special distribution). If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us. Further, pursuant to TRG’s partnership agreement, TRG may not dispose or encumber certain of its shopping centers or its interest in such shopping centers without the consent of a majority-in-interest of its partners other than the Company, which is currently held by the Taubman Family (as defined herein).

We may acquire or develop new properties and/or redevelop and expand our existing properties, and these activities are subject to various risks.

We pursue development, redevelopment, expansion, and acquisition activities as opportunities arise, and these activities are subject to the following risks:

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

In addition, economic, market, and other conditions may reduce viable development and acquisition opportunities in the U.S. that meet our unlevered return requirements in the short to intermediate horizon. As a result, we anticipate focusing on strategic repurposing of shopping centers (including potential repurposing of certain anchor stores).

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

We actively maintain a strategy of recycling capital to achieve growth over time. At times this strategy may include strategically disposing of assets to improve the overall performance of our core mall portfolio, measured by: achieving improved portfolio metrics, demographics, and operating statistics, such as higher sales productivity and occupancy rates; accelerating future growth targets in our operating results and FFO; strengthening of our balance sheet; and creating increased net asset value for our shareowners over time. However, we may not achieve some or all of the targeted results we originally anticipated at the time of disposition. If we are not successful at achieving the anticipated results from any disposition, there is potential for a significant adverse impact on our returns and our overall profitability. We may be unable to dispose of one or more shopping centers at desirable cap rates or at all, due to general economic reasons or, in cases of lower productivity malls, the perception of over-capacity of such malls in the U.S.

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

For our unconsolidated joint ventures, we do not necessarily control decisions as to the design or operation of internal controls over accounting and financial reporting, including those relating to maintenance of accounting records, authorization of receipts and disbursements, selection and application of accounting policies, reviews of period-end financial reporting, and safeguarding of assets. Therefore, we are exposed to increased risk that such controls may not be designed or operating effectively, which could ultimately affect the accuracy of financial information related to these joint ventures as prepared by our joint venture partners.

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

Our business activities and pursuit of new opportunities in Asia may pose unique risks.

We have offices in Hong Kong, Seoul, Beijing, and Shanghai and we are pursuing and evaluating investment opportunities in various locations across Asia. We have invested in three joint ventures to develop and operate shopping centers in Asia and may invest in other shopping centers in the future. In addition, we provide leasing and management services for third parties. In addition to the general risks described in this report, our international activities are subject to unique risks, including:

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

•	changes in and/or requirements of complying with applicable laws and regulations in the U.S. that affect foreign operations, including the U.S. Foreign Corrupt Practices Act (FCPA);

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices, including lower loan-to-value ratios and increased difficulty in obtaining construction loans or timing thereof;

•	differing employment and labor issues;

•	economic downturn in foreign countries or geographic regions where we have significant operations, such as in China and South Korea;

•	economic tensions between governments and changes in international trade and investment policies, especially between the U.S. and China;

•	obstacles to the repatriation of earnings and cash;

•	obstacles to various government approval processes and other hurdles in funding our Chinese projects;

•	lower initial investment returns than those generally experienced in the U.S.;

•	obstacles to hiring and maintaining appropriately trained staff;

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. mall business to retail needs and expectations in new markets; and

•	labor discord, war, terrorism (including incidents targeting us), political instability and natural disasters.

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

We could be subject to liability, penalties and other sanctions and other adverse consequences arising out of non-compliance with the FCPA or foreign anti-corruption laws.

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

We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named anchors, or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that shopping mall. Replacing mall tenants with better performing, emerging retailers may take longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands. In addition, if a department store operating as an anchor at one of our shopping centers were to cease operating, we may experience difficulty and delay and incur significant expense in replacing the anchor, re-tenanting, or otherwise re-merchandising the use of the anchor space. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination or closing of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our shopping centers, although in the case of early terminations we may benefit in the short-term from lease cancellation income (See "MD&A – Rental Rates and Occupancy").

Most recently, certain traditional department stores have experienced challenges including, limited opportunities for new investment/openings, declining sales, and store closures. Department stores' market share is declining, and their ability to drive traffic has substantially decreased. Despite our shopping malls traditionally being driven by department store anchors, in the event of a need for replacement, it may be necessary to consider non-department store anchors. Certain of these non-department store anchors may demand higher allowances than a standard mall tenant due to the nature of the services/products they provide (for example, restaurants or luxury).

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

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, $475 million and $300 million unsecured term loans, and the construction facility on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which applied to Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall on a combined basis as of December 31, 2017. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2017, the corporate total leverage ratio was the most restrictive covenant. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

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

Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants' sales and, in turn, our tenants' business operations. This could affect the amount of rent these tenants pay, in particular if their leases provide for overage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our profitability and our Net Operating Income would decrease. As of December 31, 2017, approximately 62% of our gross leasable and occupied area included clauses in leases for rent increases based on changes in the Consumer Price Index, although we are attempting to reduce our exposure to such variable rentals as leases are negotiated or renewed.

The occurrence of cyber incidents, a deficiency in our cyber security, or a data breach could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupting data, or stealing confidential information. We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber incident include, but are not limited to, operational interruption, damage to our tenant relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties), and potentially significant response costs. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and reduce the benefits of our advanced technologies. We carry cyber liability insurance; however a loss could exceed the limits of the policy. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, our increased awareness of a risk of a cyber incident, and our insurance coverage, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

During September 2017, Puerto Rico was struck by Hurricane Maria, which significantly impacted local infrastructure, residents, and the prospects for tourism. The Mall of San Juan experienced damage and interruption of operations. We are subject to all of the aforementioned risks of natural disasters in relation to The Mall of San Juan and the impact of Hurricane Maria.

While we anticipate that a portion of the adverse impact to the future operations of the mall may be mitigated through business interruption insurance, it may not offset the full extent of revenue losses. In addition, certain losses may not be fully covered by insurance. The timing for the recovery of business in Puerto Rico will depend on successful rebuilding and recovery efforts and in turn the availability of workers and materials, which may be scarce for periods of time. The local economy is highly dependent on tourism and declines could continue to adversely impact the center for an extended period of time. Foot traffic, tenant sales, and profitability of tenant operations have been and may all continue to be affected. Our ability to reach pre-hurricane occupancy and profitability may be impacted by (1) tenants or anchors who, despite contractual requirements, are unable or refuse to reopen, (2) the ability of tenants or anchors to pay current rent obligations in light of the decrease in sales and mall foot traffic, and (3) tenant or anchor rent, operating, and other lease obligations that are dependent on maintaining specified occupancy levels at the mall. If a major tenant or anchor does not reopen, it may adversely impact our ability to re-lease space in the future to desirable tenants or at profitable rates and maintain the overall mall merchandising plan.

We may be subject to liabilities for environmental matters.

We are subject to a variety of local, state, and federal laws concerning the protection of public health and the environment. Such environmental laws may vary according to the location and environmental condition of the site and the present and former uses of the site. Before acquiring a site, we generally engage independent environmental consultants to evaluate land for the potential presence of adverse environmental conditions, and all of the shopping centers that we presently own (not including option interests in certain pre-development projects) have been subject to such environmental assessments. We are not aware of any environmental liability relating to these shopping centers or to any other property that we have owned or operated that would have a reasonable likelihood of resulting in a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that (1) all environmental liabilities have been identified, (2) no prior owner or operator of our properties, or any occupant of our properties has not created an environmental condition not known to us, (3) future laws, ordinances, or regulations will not impose any material environmental liability, or (4) the current environmental condition of our shopping centers will not be affected by tenants or other occupants of the shopping centers, by the environmental condition of properties in the vicinity of the shopping centers (such as the presence of underground storage tanks), or by third parties unrelated to us. Environmental liability may be imposed without regard to fault, and under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. In addition, the presence of, or failure to remediate, adverse environmental conditions may adversely affect our ability to sell, rent, or collateralize any property.

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

We may not be able to maintain our status as a REIT for federal income tax purposes with the result that the income distributed to shareowners would not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. Any such corporate tax liability would be significant and would reduce the amount of cash available for distribution to our shareowners which, in turn, could have a material adverse impact on the value of, or trading price for, our shares. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the IRS Code are complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries will be subject to federal, state, and local corporate income tax, and to the extent there are foreign operations certain foreign taxes. Several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. To that end, we will be subject to a 100% penalty tax on the amount of any rents, deductions, service income or excess interest if the economic arrangements among us, our tenants, and our taxable REIT subsidiaries are not comparable to similar arrangements among unrelated parties.

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

The lower tax rate on certain dividends from non-REIT 'C' corporations may cause investors to prefer to hold stock in non-REIT 'C' corporations.

The maximum tax rate (including the net investment income tax of 3.8%) on certain corporate dividends received by individuals is 23.8%, which is less than the maximum income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (the 2017 Act) of 37% applicable to ordinary income for taxable years beginning after December 31, 2017. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareowner levels) that applies to non-REIT 'C' corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT 'C' corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable 'C' corporation. Under the 2017 Act, however, for taxable years beginning after December 31, 2017, ordinary dividends from a REIT are eligible for the 20% deduction as “qualified business income” and thus taxed at a maximum rate of 29.6% plus the 3.8% tax on net investment income. The 20% deduction and the maximum individual rate of 37%, unless extended, are scheduled to expire after 2025. Although REITs, unlike non-REIT 'C' corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT 'C' corporation dividends may still cause individual investors to view stock in non-REIT 'C' corporations as more attractive than shares in REITs, which may negatively affect the value of our shares. Future changes to tax laws could potentially adversely affect the taxation of the REIT, its subsidiaries, or its shareowners, possibly having a negative effect on the value of our shares.

Certain tax provisions in the 2017 Act may adversely impact us.

The 2017 Act, which is generally effective for taxable years beginning after December 31, 2017, imposes a limit on net interest expense deductions that exceed 30% of adjusted taxable income, which is generally taxable income excluding net interest expense and for taxable years beginning before January 1, 2022, deductions for depreciation and amortization. If our net interest expense is so limited, as a REIT, we may elect out of the new limitation provided we adopt longer recovery periods for depreciation of our property. If the interest expense limitation applies and we do not elect longer depreciation periods, then the limitation on our interest expense deduction will increase our taxable income and require us to make greater distributions to our shareowners to avoid our paying federal income tax and to ensure we meet the distribution requirements for qualification as a REIT. Alternatively, if we do elect out of the limitation in a taxable year, the reduced deprecation would likewise increase our taxable income and require us to make greater distributions to our shareowners to avoid our paying federal income tax and to ensure compliance with the distribution requirements.

Although we believe we are not subject to the newly-enacted one-time tax on the deemed repatriation of foreign income because we have a collective deficit in the earnings and profits of our more than 10%-owned foreign corporations, a redetermination of the earnings and profits could subject us to the deemed repatriation tax and reduce our cash available for distribution to shareowners. The 2017 Act also enacted certain base erosion provisions, which although not applicable to REITs, could impose a 20% non-deductible excise tax on certain amounts paid by our taxable REIT subsidiaries to our foreign affiliates. We do not believe that we currently have payments subject to the excise tax, but because the excise tax applies on an annual basis, there is no assurance that we will not be subject to the excise tax in future years. Under the 2017 Act, as a REIT, we are not entitled to a dividends received deduction for dividends from our foreign subsidiaries. Therefore, to avoid U.S. taxation of our foreign income, we must distribute to our shareowners all foreign dividends received and avail ourselves of the dividends paid deduction.

Our ownership limitations and other provisions of our Restated Articles of Incorporation and Amended and Restated Bylaws generally prohibit the acquisition of more than 8.23% of the value of our capital stock and may hinder any attempt to acquire us.

Various provisions of our Restated Articles of Incorporation (Articles) and Amended and Restated Bylaws (Bylaws) could have the effect of discouraging a third party from accumulating a large block of our stock and making offers to acquire us and of inhibiting a change in control, all of which could adversely affect our shareowners’ ability to receive a premium for their shares in connection with such a transaction. In addition to customary anti-takeover provisions, as detailed below, our Articles contain REIT-specific restrictions on the ownership and transfer of our capital stock which also serve similar anti-takeover purposes.

Under our Articles, in general, no shareowner may own more than 8.23% (the General Ownership Limit) in value of our "Capital Stock" (which term refers to the common stock, preferred stock and Excess Stock, as defined below). Our Board of Directors has the authority to allow a "look through entity" to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that after application of certain constructive ownership rules under the Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the General Ownership Limit. A look through entity is any entity other than a qualified trust under Section 401(a) of the Code, certain other tax-exempt entities described in the Articles, or an entity that actually or constructively owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property.

The Articles provide that if the transfer of any shares of Capital Stock or a change in our capital structure would cause any person (Purported Transferee) to own Capital Stock in excess of the General Ownership Limit or the Look Through Entity Limit, then the transfer is invalid from the outset, and the shares in excess of the applicable ownership limit automatically acquire the status of "Excess Stock." A Purported Transferee of Excess Stock acquires no rights to shares of Excess Stock. Rather, all rights associated with the ownership of those shares (with the exception of the right to be reimbursed for the original purchase price of those shares) immediately vest in one or more charitable organizations designated from time to time by our Board of Directors (each, a Designated Charity). An agent designated from time to time by the Board of Directors (each, a Designated Agent) will act as attorney-in-fact for the Designated Charity to vote the shares of Excess Stock, take delivery of the certificates evidencing the shares that have become Excess Stock, and receive any distributions paid to the Purported Transferee with respect to those shares. The Designated Agent will sell the Excess Stock, and any increase in value of the Excess Stock between the date it became Excess Stock and the date of sale will inure to the benefit of the Designated Charity. A Purported Transferee must notify us of any transfer resulting in shares converting into Excess Stock, as well as such other information regarding such person’s ownership of Capital Stock we request.

These ownership limitations will not be automatically removed even if the REIT requirements are changed so as to no longer contain any ownership limitation or if the ownership limitation is increased because, in addition to preserving our status as a REIT, the effect of such ownership limit is to prevent any person from acquiring control of us. Changes in the ownership limits cannot be made by our Board of Directors and would require an amendment to our Articles. Currently, amendments to our Articles require the affirmative vote of shareowners owning not less than two-thirds of the outstanding Capital Stock entitled to vote.

Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (Taubman Family) may be deemed under SEC rules of attribution, which includes conversion of options that have vested and shares subject to issuance under an option deferral agreement, to beneficially own approximately 30% of our stock that is entitled to vote on shareowner matters (Voting Stock) as of December 31, 2017. However, the combined Taubman Family ownership of Voting Stock includes 24,128,305 shares of the 24,938,114 shares of Series B Preferred Stock outstanding or 97% of the total outstanding and 1,766,158 shares of the 60,832,918 shares of common stock outstanding or 3% of the total outstanding as of December 31, 2017. The Series B Preferred Stock is convertible into shares of common stock at a ratio of 14,000 shares of Series B Preferred Stock to one share of common stock, and therefore one share of Series B Preferred Stock has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Voting Stock does not violate the ownership limitations set forth in our charter.

The Taubman Family has the power to vote a significant number of the shares of Capital Stock entitled to vote.

Based on information contained in filings made with the SEC, as of December 31, 2017, the Taubman Family has the power to vote approximately 30% of the outstanding shares of our common stock and our Series B Preferred Stock, considered together as a single class, including approximately 97% of our outstanding Series B preferred stock. Our shares of common stock and our Series B Preferred Stock vote together as a single class on all matters generally submitted to a vote of our shareowners, and the holders of the Series B preferred stock have certain rights to nominate up to four individuals for election to our Board of Directors and other class voting rights. Robert S. Taubman serves as our Chairman of the Board, President, and Chief Executive Officer. William S. Taubman serves as our Chief Operating Officer and one of our directors. These individuals occupy the same positions with the Manager. As a result, the Taubman Family may exercise significant influence with respect to the election of our Board of Directors, the outcome of any corporate transaction or other matter submitted to our shareowners for approval, including any merger, consolidation or sale of all or substantially all of our assets; the approval of such matters require the affirmative vote of holders owning not less than two-thirds of the outstanding shares of Capital Stock entitled to vote on such matter (except the election of directors, which is subject to a plurality vote coupled with a majority vote resignation policy). In addition, the Articles impose a limitation on the ownership of our outstanding Capital Stock by any person and such ownership limitation may not be changed without the affirmative vote of holders owning not less than two-thirds of the outstanding shares of Capital Stock entitled to vote on such matter. As a result of the foregoing limitations and the consent provisions of the TRG partnership agreement noted above, it would be difficult, as a practical matter, for there to be a change in control of our Company without the affirmative vote of the Taubman Family.

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

In response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry, we have undertaken certain restructuring initiatives to reorganize various areas of the organization across all sectors of our business. To the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, impact employee morale, and affect our ability to attract and retain talented employees, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to many factors, including:

•	general market and economic conditions;

•	actual or anticipated variations in our operating results, FFO, cash flows, liquidity or distributions (including special distributions);

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the mall industry, and recommendations by financial analysts with respect to us or other REITs;

•
the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	the ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms and our ability to re-lease space as leases expire;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	mergers and acquisitions activity in the retail real estate sector;

•	any securities we may issue or additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareowners;

•	business disruptions, increased costs or other adverse impacts relating to actual or potential actions by activist shareowners;

•	adverse impacts relating to court or administrative decisions;

•	perceived strength of our corporate governance;

•	perceived risks in connection with our international development strategy;

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

Our shareowners will experience dilution as a result of equity offerings and they may experience further dilution if we issue additional common equity.

We have previously issued common equity, both common shares and TRG Units, which had a dilutive effect on our earnings per diluted share and FFO per diluted share. In addition, we have previously issued additional shares of preferred stock which adversely affected the earnings per share available to our common shareowners. We are not restricted from issuing additional shares of our common equity or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common equity will reduce the percentage of our common equity owned by investors who do not participate in future issuances. In most circumstances, shareowners will not be entitled to vote on whether or not we issue additional common equity. In addition, depending on the terms and pricing of an additional offering of our common equity and the value of our properties, our shareowners may experience dilution in both the book value and fair value of their interests. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

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

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2017, we had $3.6 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $4.7 billion. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. Further, we have regularly issued new shares of common equity as compensation to our employees, and we have periodically issued new shares of capital stock pursuant to public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Although we have regularly paid dividends on a quarterly basis on our common and preferred stock in the past, and since we went public in 1992 we have never reduced our regular common dividend and have increased it 20 times, we do not guarantee we will continue to do so in the future. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareowners each year. To this point, we have historically distributed at least 100% of our taxable income and thereby avoided income tax altogether. To the extent we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income and could be subject to a 4% nondeductible excise tax if the actual amount that is distributed to shareowners in a calendar year is less than “the required minimum distribution amount” specified under U.S. federal income tax laws. We intend to make distributions to our shareowners to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we might generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of capital stock or debt securities to make distributions sufficient to pay out enough REIT taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our liquidity and our ability to execute our business plan.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of our shopping centers. The table includes only shopping centers in operation at December 31, 2017. Shopping centers are owned in fee other than Beverly Center, Cherry Creek Shopping Center, City Creek Center, International Market Place, and International Plaza, which are held under ground leases expiring between 2042 and 2104. CityOn.Xi'an and CityOn.Zhengzhou use Chinese state-owned land and are subject to a property-use right, expiring in 2051 for both shopping centers.

Certain of the shopping centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/17		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/17
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	793,000		1982		100%
Los Angeles, CA		469,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,025,000		1990/1998/		50%
Denver, CO		623,000		2015

City Creek Center	Macy's, Nordstrom	622,000		2012		100%
Salt Lake City, UT		341,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,429,000		2001/2007/		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	702,000		2015
	Cobb Theatres, Dave & Buster's,
	Marshalls, Neiman Marcus-Last Call,
	Polo Ralph Lauren Factory Store, Saks Off 5th

The Gardens on El Paseo	Saks Fifth Avenue	236,000		1998/2010	2011	100%
Palm Desert, CA		186,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,355,000	(1)	1998		100%
Auburn Hills, MI	Burlington Coat Factory, Legoland,	533,000
(Detroit Metropolitan Area)	Lord & Taylor Outlet, Neiman Marcus-Last Call,
	Round 1 Bowling and Amusement,
	Saks Off Fifth, Sea Life

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	851,000	(2)	1955/2011	2011	100%
Nashville, TN		339,000

International Market Place	Saks Fifth Avenue	343,000		2016		93.5%
Waikiki, Honolulu, HI		263,000

The Mall of San Juan	Nordstrom, Saks Fifth Avenue	626,000		2015		95%
San Juan, PR		388,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,453,000	(3)	1980/1994/		100%
Short Hills, NJ	Nordstrom	546,000		1995/2011

Taubman Prestige Outlets Chesterfield	Polo Ralph Lauren Factory Store,	299,000		2013		100%
Chesterfield, MO	Restoration Hardware Outlet	299,000
(St. Louis Metropolitan Area)

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,518,000		1977/1978/		100%
Novi, MI	Nordstrom, Sears	549,000		2007/2008
(Detroit Metropolitan Area)

	Total GLA	10,550,000
	Total Mall GLA	5,238,000
	TRG% of Total GLA	9,984,000
	TRG% of Total Mall GLA	4,890,000

(1) GLA includes the Neiman Marcus-Last Call store, which in August 2017 elected to terminate its lease. The lease termination became effective January 31, 2018.
(2) GLA does not reflect the incremental GLA to be added in connection with the redevelopment project currently ongoing at the center.
(3) GLA includes the former Saks Fifth Avenue store, which closed in September 2016. This space is currently under redevelopment.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/17		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/17
Unconsolidated Joint Ventures:
CityOn.Xi'an	Wangfujing	996,000		2016		50%
Xi'an, China		694,000

CityOn.Zhengzhou	G-Super, Wangfujing	917,000		2017		49%
Zhengzhou, China		619,000

Country Club Plaza		1,001,000	(4)	1922/1977/	2016	50%
Kansas City, MO		781,000		2000/2015

Fair Oaks	JCPenney, Lord & Taylor,	1,559,000	(5)	1980/1987/		50%
Fairfax, VA	Macy’s (two locations), Sears	563,000		1988/2000
(Washington, DC Metropolitan Area)

International Plaza	Dillard’s, Life Time Athletic, Neiman Marcus,	1,253,000		2001/2015		50.1%
Tampa, FL	Nordstrom	617,000

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,122,000		2002		50%
Orlando, FL		522,000

Stamford Town Center	Macy’s, Saks Off 5th	761,000		1982/2007		50%
Stamford, CT		438,000

Starfield Hanam	PK Market, Shinsegae, Traders	1,701,000		2016		34.3%
Hanam, South Korea		971,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,320,000		1967/1981	2002	50%
Concord, CA		481,000
(San Francisco Metropolitan Area)

The Mall at University Town Center	Dillard's, Macy's, Saks Fifth Avenue	861,000		2014		50%
Sarasota, FL		440,000

Waterside Shops	Nordstrom, Saks Fifth Avenue	341,000		1992/2006/	2003	50%
Naples, FL		201,000		2008

Westfarms	JCPenney, Lord & Taylor,	1,271,000		1974/1983/		79%
West Hartford, CT	Macy’s (two locations), Nordstrom	501,000		1997

	Total GLA	13,103,000
	Total Mall GLA	6,828,000
	TRG% of Total GLA	6,645,000
	TRG% of Total Mall GLA	3,401,000

	Grand Total GLA	23,653,000
	Grand Total Mall GLA	12,066,000
	TRG% of Total GLA	16,629,000
	TRG% of Total Mall GLA	8,291,000

(4) GLA includes 220,000 square feet of office property.
(5) GLA includes approximately 100,000 square feet of GLA related to the second level of the Sears space which was vacated in the fourth quarter of 2016.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding value and outlet centers) as of December 31, 2017:

Name	Number of Anchor Stores	GLA (in thousands of square feet)		% of GLA
Macy’s
Bloomingdale’s (1)	3	641
Macy’s	12	2,539
Macy’s Men’s Store/Furniture Gallery	3	489
Total	18	3,669		17.8%

Nordstrom	9	1,302		6.3%

Hudson's Bay Company
Lord & Taylor (2)	3	392
Saks Fifth Avenue	5	375
Saks Off Fifth (3)	1	78
Total	9	845		4.1%

JCPenney	4	745		3.6%

Dillard's	3	607	(4)	3.0%

Sears	3	569	(5)	2.8%

Wangfujing	2	565		2.7%

Shinsegae
PK Market	1	63
Shinsegae	1	485
Total	2	548		2.7%

Neiman Marcus (6)	4	402		2.0%

Traders	1	183		0.9%

Life Time Athletic	1	56		0.3%

G-Super	1	36		0.2%

Total	57	9,527		46.3%	(7)

(1)	Excludes one Bloomingdale's Outlet store at a value center.

(2)	Excludes one Lord & Taylor Outlet store at an outlet center.

(3)	Excludes two Saks Off 5th stores at value and outlet centers.

(4)	GLA reflects the opening of the new Dillard's store at The Mall at Green Hills in March 2017 in connection with the redevelopment project currently ongoing at the center.

(5)	Excludes the GLA related to the second level of the Sears space at Fair Oaks, which was vacated in the fourth quarter of 2016.

(6)	Excludes two Neiman Marcus-Last Call stores at value and outlet centers. The Neiman Marcus-Last Call lease at Great Lakes Crossing Outlets was terminated effective January 31, 2018.

(7)	Percentages may not add due to rounding.

Mortgage Debt and Construction Financings

The following table sets forth certain information regarding the mortgages and construction financings encumbering the centers as of December 31, 2017. All mortgage debt and construction financings in the table below are non-recourse to the Operating Partnership except for the TRG $65 million revolving credit facility and the debt encumbering International Market Place. The Operating Partnership has provided limited guarantees regarding the mortgage debt encumbering City Creek Center. In addition, as of December 31, 2017, the entities that own Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall were guarantors under our $475 million and $300 million unsecured term loans and $1.1 billion primary unsecured revolving line of credit. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more information on loan guarantees. See "Liquidity and Capital Resources - Upcoming Maturities and Financings" for more information on the expected payoff of the $475 million unsecured term loan as well as a new loan on Twelve Oaks Mall.

Centers Consolidated in TCO's Financial Statements/ TRG's % Ownership if less than 100%	Maximum Loan Amount (thousands)	Stated Interest Rate as of 12/31/17	12/31/17 Balance (thousands)	Available to Draw (thousands)	Amortization	Annual Debt Service (Principal and Interest) (thousands)	Maturity Date	Number of One-Year Extension Options	Interest Rates	Earliest Prepayment Date	Prepay via Defeasance or Yield Maintenance	Earliest Date Allowed to Prepay without Penalty
Cherry Creek Shopping Center (50%)		3.85%	$550,000			Interest only	6/1/2028		Fixed Rate	6/1/2018	Greater of Yield Maintenance or 1% Principal Prepaid	12/1/2027
City Creek Center		4.37%	78,704		Amortizing, 30 years	$5,090	8/1/2023		Fixed Rate	At any time	Greater of Yield Maintenance or 0.5% Principal Prepaid /Defeasance	5/1/2023
Great Lakes Crossing Outlets		3.60%	203,553		Amortizing, 30 years	12,277	1/6/2023		Fixed Rate	At any time	Defeasance	9/6/2022
The Mall at Green Hills		2.96%	150,000			Interest only	12/1/2018	2	LIBOR + 1.60%. Cap if LIBOR > 2.75% and during extension (1)	At any time	0.25%-0.50% Principal Prepaid	At any time
International Market Place (93.5%)	$330,890 (2)	3.11%	293,801	$37,089		Interest only (2)	8/14/2018	2	LIBOR + 1.75%. Rate decreases to LIBOR + 1.60% upon achieving certain performance measures	At any time	NA
The Mall at Short Hills		3.48%	1,000,000			Interest only	10/1/2027		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	4/1/2027

Other Consolidated Secured Debt
TRG $65M Revolving Credit Facility	65,000	2.96%	19,655	40,794		Interest only	4/28/2018		LIBOR + 1.40%	At any time	NA
U.S. Headquarters		3.49	12,000			Interest only	3/1/2024		LIBOR + 1.40%, swapped to maturity	At any time	NA

Centers Owned by Unconsolidated Joint Ventures/TRG's % Ownership
CityOn.Zhengzhou (49%)	128,200	6.37%	92,537	35,663	Full amortizing beginning 9/21/2017	12,604	12/1/2026		130% of the RMB PBOC base lending rate for a loan term > 5 years. Rate resets Jan each year	At any time	NA
Country Club Plaza (50%)		3.85%	320,000		Amortization begins 5/1/2019, 30 years	Interest only until 5/1/2019	4/1/2026		Fixed Rate	4/1/2021	Greater of Yield Maintenance or 1% Principal Prepaid	1/2/2026
Fair Oaks (50%)		4.10%	260,402		Amortizing, 25 years, assumed 7.5% rate	15,596	7/13/2018		LIBOR + 1.70%, swapped until 4/30/2018	At any time	0.25%-0.50% Principal Prepaid	At any time
International Plaza (50.1%)		4.85%	309,477		Amortizing, 30 years	20,580	12/1/2021		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	9/2/2021
International Plaza (50.1%)		3.58%	165,656		Amortizing, 30 years	8,710	12/1/2021		LIBOR + 1.75%, swapped to maturity	At any time	0.50%-2.00% Principal Prepaid	12/1/2019
The Mall at Millenia (50%)		4.00%	350,000			Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
The Mall at Millenia (50%)		3.75%	100,000			Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
Starfield Hanam (34.3%)		3.12%	52,065			Interest only	11/8/2020		3 month LIBOR + 1.60%, swapped to 9/8/2020	9/8/2020	NA	9/8/2020
Starfield Hanam (34.3%)		2.58%	292,365	(4)		Interest only	11/25/2020		KDB 5 Year Bond Yield + 1.06%	9/8/2020	0.5%-1.5% Principal Prepaid	9/8/2020
Sunvalley (50%)		4.44%	172,769		Amortizing, 30 years	11,471	9/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
Taubman Land Associates (50%)		3.84%	21,677		Amortizing, 30 years	1,349	11/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
The Mall at University Town Center (50%)		3.40%	280,000		Amortization begins 12/1/2022, 30 years	Interest only until 12/1/2022	11/1/2026		Fixed Rate	11/1/2019	Greater of Yield Maintenance or 1% Principal Prepaid	8/3/2026
Waterside Shops (50%)		3.86%	165,000		(3)	Interest only (3)	4/15/2026		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	1/15/2026
Westfarms (79%)		4.50%	289,048		Amortizing, 30 years	19,457	7/1/2022		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	4/2/2022

(1) During the second extension period, the spread over LIBOR is the lender's then current spread and the cap requirement may be waived if 12-month LIBOR is elected.
(2) No draws are allowed after the original maturity date. During extension periods, principal payments are required based on an assumed 6% interest rate and 30 year amortization.
(3) The Waterside Shops loan is interest-only for the term of the loan. However, if net operating income available for debt service as defined in the loan agreement is less than a certain amount for calendar year 2020, the lender may require the loan to amortize based on a 30-year amortization period retroactive to May 2021.
(4) No draws were allowed after December 2016. A letter of credit totaling $53.2 million USD is outstanding on this loan as security for the Starfield Hanam USD loan.

For additional information regarding the shopping centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

On October 17, 2017, Plaza Internacional Puerto Rico LLC (Plaza Internacional), the owner of The Mall of San Juan (the Mall), filed a civil action in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503), against Saks Fifth Avenue Puerto Rico, Inc. (Saks PR), and Saks Incorporated (Saks Inc.). The lawsuit asks the court to compel Saks PR and Saks Inc. to immediately repair and remediate the Saks Fifth Avenue store (the Store) that was damaged by Hurricane Maria on September 20, 2017, to reopen the Store on the completion of the reconstruction, and to operate the Store in accordance with the Operating Covenant contained in the Construction, Operation and Reciprocal Easement Agreement among Plaza Internacional, Saks PR, and Nordstrom Puerto Rico LLC (Nordstrom PR) made as of April 23, 2013 (the REA). In response, Saks PR and Saks Inc. filed a Counterclaim, alleging that they have no obligation to repair, remediate, reconstruct, or reopen the Store, asserting various alleged breaches of the REA and other operating agreements. Should Saks PR prevail, Nordstrom PR and other Mall tenants may then have the right to terminate their own operating covenants or leases. Plaza Internacional is vigorously prosecuting its claims and defending the Counterclaim. An unfavorable outcome may have a material and adverse effect on our business and our results of operations.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 26, 2018, the 60,909,479 outstanding shares of common stock were held by 388 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the common stock on the New York Stock Exchange on February 26, 2018 was $61.81.

The following table presents the dividends declared on our common stock and the range of closing share prices of our common stock for each quarter of 2017 and 2016:

	Market Quotations
2017 Quarter Ended	High	Low	Dividends
March 31	$76.17	$64.08	$0.625

June 30	66.64	57.77	0.625

September 30	61.90	49.14	0.625

December 31	65.71	46.30	0.625

	Market Quotations
2016 Quarter Ended	High	Low	Dividends
March 31	$77.24	$66.67	$0.595

June 30	74.20	68.21	0.595

September 30	81.63	73.64	0.595

December 31	75.21	69.69	0.595

The restrictions on our ability to pay dividends on our common stock are set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends."

Shareowner Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our common stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500 Index, and the S&P 400 MidCap Index for the period December 31, 2012 through December 31, 2017 (assuming in all cases, the reinvestment of dividends):

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Taubman Centers Inc.	$100.00	$83.50	$109.12	$112.98	$112.45	$103.74
MSCI US REIT Index	100.00	102.47	133.60	136.97	148.75	156.38
FTSE NAREIT Equity Retail Index	100.00	101.86	129.99	135.92	137.21	130.67
S&P 500 Index	100.00	132.38	150.49	152.57	170.77	208.05
S&P 400 MidCap Index	100.00	133.46	146.45	143.26	172.92	200.98

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Equity Purchases

Our Board of Directors previously authorized a share repurchase program under which we were permitted to repurchase up to $450 million of our outstanding common stock. As of December 31, 2017, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. All shares repurchased were cancelled. For each share of our stock repurchased, one of our TRG Units was redeemed. Repurchases of common stock were financed with general corporate funds, including borrowings under existing revolving lines of credit.

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

	Year Ended December 31
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts, per square foot amounts, and shares outstanding)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$629,165	$612,557	$557,172	$679,129	$767,154
Net income (1)	112,757	188,151	192,557	1,278,122	189,368
Net income attributable to noncontrolling interests	(32,052)	(55,538)	(58,430)	(385,109)	(56,778)
Distributions to participating securities of TRG	(2,300)	(2,117)	(1,969)	(6,018)	(1,749)
Preferred dividends	(23,138)	(23,138)	(23,138)	(23,138)	(20,933)
Net income attributable to Taubman Centers, Inc. common shareowners	55,267	107,358	109,020	863,857	109,908
Net income per common share – diluted (1)	0.91	1.77	1.76	13.47	1.71
Dividends declared per common share (2)	2.50	2.38	2.26	2.16	2.00
Weighted average number of common shares outstanding – basic	60,675,129	60,363,416	61,389,113	63,267,800	63,591,523
Weighted average number of common shares outstanding – diluted	61,040,495	60,829,555	62,161,334	64,921,064	64,575,412
Number of common shares outstanding at end of period	60,832,918	60,430,613	60,233,561	63,324,409	63,101,614
Ownership percentage of TRG at end of period	71%	71%	71%	72%	71%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	4,461,045	4,173,954	3,713,215	3,262,505	4,485,090
Total assets	4,214,592	4,010,912	3,546,510	3,214,901	3,506,222
Total debt, net	3,555,228	3,255,512	2,627,088	2,025,505	3,058,053

SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO's common shareowners (1)(3)	215,786	239,963	207,084	200,356	236,662
Mall tenant sales - all centers (4)(5)	6,327,787	5,773,614	5,177,988	4,969,462	6,180,095
Sales per square foot (4)(6)	810	792	785	792	819
Number of shopping centers at end of period	24	23	19	18	25
Ending Mall GLA in thousands of square feet	12,066	11,722	8,804	8,332	11,677
Leased space - all centers (7)(8)	95.9%	95.6%	96.1%	96.0%	96.7%
Ending occupancy - all centers (7)	94.8%	93.9%	94.2%	94.1%	95.8%
Average base rent per square foot (7)(9):
Consolidated businesses	$64.82	$63.83	$61.37	$59.48	$59.88
Unconsolidated Joint Ventures	58.31	58.10	57.28	58.65	52.68
Combined	61.66	61.07	59.41	59.14	57.33

(1)
In 2017, net income and FFO include $13.8 million of costs associated with a restructuring charge, $14.5 million of costs associated with shareowner activism, an $11.6 million gain recognized at the time of conversion of our remaining investment in Simon Property Group Limited Partnership units to common shares of Simon Property Group, Inc., and a $0.4 million charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017. In 2016, net income and FFO include a lump sum payment of $21.7 million we received in connection with the termination of our third party leasing agreement at The Shops at Crystals, $3.0 million of costs associated with shareowner activism, and an $11.1 million gain and $0.5 million of income tax expense recognized at the time of conversion of a portion of our investment in partnership units in Simon Property Group Limited Partnership to common shares of Simon Property Group, Inc. In 2015, net income and FFO include an impairment charge of $11.8 million related to the pre-development of The Mall at Miami Worldcenter and the net reversal of $2.0 million of prior period share-based compensation expenses recognized upon the announcement of an executive management transition. In 2014, net income includes a $629.7 million gain on the dispositions of the seven centers to Starwood and a $476.9 million gain, net of tax, from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project. In 2014, net income and FFO include expenses related to the sale of seven centers to Starwood completed in October 2014. Specifically, these measures reflect charges of $36.4 million ($36.0 million at our beneficial share) related to the loss on extinguishment of debt of certain of these centers; charges of $7.8 million ($7.4 million at our beneficial share) related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur Center note payable; and a restructuring charge of $3.7 million and disposition costs of $3.3 million incurred related to the sale. FFO is defined and discussed in "MD&A – Non-GAAP Measures - Use of Non-GAAP Measures."

(2)	Amount excludes a special dividend of $4.75 per share in 2014, which was declared as a result of the sale of seven centers to Starwood.

(3)
Reconciliations of net income attributable to TCO common shareowners to FFO for 2017, 2016, and 2015 are provided in "MD&A - Non-GAAP Measures - Reconciliation of Non-GAAP Measures." For 2014, net income attributable to TCO common shareowners of $863.9 million, subtracting our beneficial share of gain on disposition of $1.1 billion, adding back depreciation and amortization of $142.5 million, TCO's additional income tax expense of $0.4 million, noncontrolling interests of $350.9 million, and distributions to participating securities of $6.0 million arrives at TRG's FFO of $280.5 million, of which TCO's share was $200.4 million. For 2013, net income attributable to TCO common shareowners of $109.9 million, adding back depreciation and amortization of $172.6 million, TCO's additional income tax expense of $0.2 million, noncontrolling interests of $46.4 million, and distributions to participating securities of $1.7 million arrives at TRG’s FFO of $330.8 million, of which TCO’s share was $236.7 million.

(4)	Based on reports of sales furnished by mall tenants.

(5)	"Mall tenant sales - all centers" statistic for 2013 includes sales for the centers sold to Starwood.

(6)
For all periods presented, this amount represents sales per square foot of comparable centers, which are generally defined as centers that were owned and open for the entire current and preceding period, excluding centers impacted by significant redevelopment activity. The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria and the expectation that the center's performance will be materially impacted for the foreseeable future.

(7)	See "MD&A – Rental Rates and Occupancy" for information regarding this statistic.

(8)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(9)	Amounts exclude spaces greater than 10,000 square feet.

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

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

References in this discussion to "beneficial interest" refer to our ownership or pro-rata share of the item being discussed. Investors are cautioned that deriving our beneficial interest as our ownership interest in individual financial statement items may not accurately depict the legal and economic implications of holding a noncontrolling interest in an investee.

The comparability of information used in measuring performance is affected by the openings of CityOn.Zhengzhou in March 2017, Starfield Hanam in September 2016, CityOn.Xi'an in April 2016 (see "Results of Operations - Taubman Asia"), and International Market Place in August 2016 (see "Results of Operations - U.S. Development"), the acquisition of Country Club Plaza in March 2016 (see "Results of Operations - Acquisition - Country Club Plaza"), and the renovation of Beverly Center beginning in 2016 (see "Liquidity and Capital Resources - Capital Spending - Planned Capital Spending - Redevelopments"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2016 have been restated to include comparable centers to 2017. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria and the expectation that the center's performance will be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan").

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately seven and six years during 2017 and 2016, respectively, excluding temporary leases. Where appropriate, we are making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when possible. Therefore general economic trends most directly impact our mall tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers and increase rent per square foot.

For the fourth quarter of 2017, comparable mall tenant sales per square foot increased 3.2% from the corresponding period in 2016. For all of 2017, comparable mall tenant sales per square foot were $810, a 2.3% increase from 2016.

Ending occupancy was 95.0% for comparable centers at December 31, 2017, up 0.3% from 2016. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under "Rental Rates and Occupancy." The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see "Seasonality").

Our analysis of our financial results begins under "Results of Operations" and we provide information about transactions that affected the periods presented or will affect operations in the future.

In September 2017, Hurricane Maria adversely impacted The Mall of San Juan (see "Results of Operations - Hurricane Maria and The Mall of San Juan").

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri (see "Results of Operations - Acquisition - Country Club Plaza").
We have been active in developing our U.S. shopping center portfolio, including the openings of International Market Place in August 2016, and The Mall of San Juan in March 2015 (see "Results of Operations - U.S. Development" and "Liquidity and Capital Resources - Capital Spending - New Developments").

We have incurred charges related to ongoing shareowner activism campaigns as well as a restructuring in 2017 (see "Results of Operations - Shareowner Activism" and "Results of Operations - Restructuring").

In December 2015, we recognized an impairment charge for the write-off of previously capitalized costs related to the pre-development of The Mall at Miami Worldcenter (Miami Worldcenter), a former development project in Miami, Florida (see "Results of Operations - Impairment Charge").

We also describe our growth activities in Asia including the openings of CityOn.Zhengzhou in March 2017, Starfield Hanam in September 2016, and CityOn.Xi'an in April 2016, as well as our service agreements for the Studio City retail project in the Cotai region of Macau, China, which opened in the fourth quarter of 2015, and for IFC Mall in Yeouido, Seoul, South Korea, although the services at IFC Mall ended in 2017 in connection with a change in ownership of the center (see "Results of Operations – Taubman Asia").

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

We have completed multiple financings during the three-year period ended December 31, 2017 (see "Results of Operations – Debt Transactions").

During 2015, we repurchased $252.6 million of common stock under a share repurchase program. No common stock was repurchased during 2016 or 2017 (see "Results of Operations - Share Repurchase Program").

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2017, 2016, and 2015 under "Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016" and "Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015."

We provide a discussion of results of center operations (see "Results of Operations - Comparable and Non-Comparable Center Operations").

Our discussion of sources and uses of capital resources under "Liquidity and Capital Resources" begins with an overview of our financial position as of December 31, 2017. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

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

We have ongoing redevelopment projects at Beverly Center and The Mall at Green Hills (see "Liquidity and Capital Resources - Redevelopments"). We also provide information on our capital spending in 2017 and 2016, as well as planned capital spending for 2018 (see "Liquidity and Capital Resources - Capital Spending").

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

Mall Tenant Sales and Center Revenues

The U.S. shopping center industry is currently facing a number of challenges. Across the industry, department store sales have weakened and store closures have increased, with mature mall tenants and anchors rationalizing square footage. Tenant sales have been in an extended period of flattened growth. While there has been some stabilization of the retail landscape recently, the retail headwinds have the potential to be prolonged and ultimately may still result in lost rent and increased unscheduled terminations. However, over time we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents.

Our comparable mall tenants reported a 3.2% increase in mall tenant sales per square foot in the fourth quarter of 2017 compared to the corresponding period in 2016. For all of 2017, our comparable mall tenant sales increased 2.3% over 2016 to $810 per square foot.

Over the long term, the level of mall tenant sales remains the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent, overage rent, and recoverable expenses, excluding utilities (together, total occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

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

Mall tenant sales directly impact the amount of overage rents certain tenants and certain anchors pay. The effects of increases or declines in mall tenant sales on our operations are moderated by the relatively minor share of total rents that overage rents represent. Overage rent is very difficult to predict as it is highly dependent upon the sales performance of specific mall tenants in specific centers, and is typically paid by a small number of our tenants in any given period. Over the last five years, overage rent as a share of total rent has ranged from 5% to 6%.

In negotiating lease renewals, we generally intend to maximize the minimum rents we achieve. As a result, a tenant will generally pay a higher amount of minimum rent and an initially lower amount of overage rent upon renewal.

While mall tenant sales are critical over the long term, the high-quality mall business has generally been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in mall tenant sales does impact, either negatively or positively, our ability to lease vacancies and sign lease renewals, negotiate rents at advantageous rates, and collect amounts contractually due.

The following table summarizes mall tenant occupancy costs (the sum of minimum rents, overage rents, and expense recoveries, excluding utilities) as a percentage of sales:

	2017 (1)	2016 (1)	2015 (1)
Mall tenant sales - all centers (in thousands)	$6,327,787	$5,773,614	$5,177,988
Mall tenant sales - comparable (in thousands)	4,943,268	4,921,032
Sales per square foot (2)	810	792	785

Consolidated Businesses: (3)
Minimum rents	9.8%	9.4%	9.1%
Overage rents	0.4	0.5	0.5
Expense recoveries	5.0	4.7	4.6
Mall tenant occupancy costs as a percentage of mall tenant sales	15.2%	14.6%	14.2%
Unconsolidated Joint Ventures: (3)
Minimum rents	8.9%	9.2%	8.8%
Overage rents	0.7	0.5	0.4
Expense recoveries	4.1	4.5	4.5
Mall tenant occupancy costs as a percentage of mall tenant sales	13.7%	14.2%	13.8%
Combined: (3)
Minimum rents	9.3%	9.3%	9.0%
Overage rents	0.6	0.5	0.5
Expense recoveries	4.5	4.6	4.6
Mall tenant occupancy costs as a percentage of mall tenant sales	14.4%	14.4%	14.0%

(1)	Based on reports of sales furnished by mall tenants.

(2)
Sales per square foot excludes non-comparable centers and spaces greater than or equal to 10,000 square feet for all periods presented. Comparable center statistics for 2015 exclude Beverly Center and The Mall of San Juan.

(3)	Occupancy costs as a percentage of sales statistics are based on mall tenants sales of all centers reported during that period.

(4)	Amounts in this table may not add due to rounding.

Rental Rates and Occupancy

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of declining sales or slower growth such as we are currently experiencing, rents on new leases will grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rental information for comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2017 (1) (2)	2016 (1) (2)	2015 (1) (2)
Average rent per square foot:
Consolidated Businesses	$64.82	$63.83	$61.37
Unconsolidated Joint Ventures	58.31	58.10	57.28
Combined	61.66	61.07	59.41
Opening base rent per square foot:
Consolidated Businesses	$65.27	$85.86	$69.35
Unconsolidated Joint Ventures	50.44	57.80	59.67
Combined	59.43	72.68	65.20
Square feet of GLA opened:
Consolidated Businesses	488,536	422,752	552,456
Unconsolidated Joint Ventures	317,524	374,119	414,890
Combined	806,060	796,871	967,346
Closing base rent per square foot:
Consolidated Businesses	$60.59	$72.60	$54.59
Unconsolidated Joint Ventures	50.63	47.85	51.81
Combined	56.61	61.19	53.50
Square feet of GLA closed:
Consolidated Businesses	534,099	409,088	594,680
Unconsolidated Joint Ventures	354,959	350,060	383,449
Combined	889,058	759,148	978,129
Releasing spread per square foot:
Consolidated Businesses	$4.68	$13.26	$14.76
Unconsolidated Joint Ventures	(0.19)	9.95	7.86
Combined	2.82	11.49	11.70
Releasing spread per square foot growth:
Consolidated Businesses	7.7%	18.3%	27.0%
Unconsolidated Joint Ventures	(0.4)%	20.8%	15.2%
Combined	5.0%	18.8%	21.9%

(1)	Statistics exclude non-comparable centers. Comparable center statistics for 2015 exclude Beverly Center and The Mall of San Juan.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Broadly, the lower releasing spread reflects the recently decelerating environment for retail, as demonstrated by moderating tenant sales and lower rent growth.

Mall tenant ending occupancy and leased space statistics are as follows:

	2017 (1)	2016 (1)	2015 (1)
Ending occupancy - all centers	94.8%	93.9%	94.2%
Ending occupancy - comparable centers	95.0	94.7
Leased space - all centers	95.9	95.6	96.1
Leased space - comparable centers	96.0	96.1

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

Tenant bankruptcy filings have recently increased. Tenant bankruptcy filings as a percentage of the total number of tenant leases were 3.1% in 2017, compared to 0.8% in 2016, and 1.0% in 2015. However, many bankruptcies do not ultimately impact our occupancy; historically less than half of bankrupt tenants actually close.

See "Seasonality" for further information on occupancy and leased space statistics.

Seasonality

The U.S. shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Additionally, most overage rents are recorded in the fourth quarter. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter. Further, gains on sales of peripheral land and lease cancellation income may vary significantly from quarter to quarter.

	2017
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$4,943,268	$1,574,704	$1,110,111	$1,149,395	$1,109,058
All Centers	6,327,787	1,978,554	1,475,440	1,485,116	1,388,677
Revenues and nonoperating income, net-
Consolidated Businesses	$652,993	$187,665	$155,716	$157,750	$151,862
Ending occupancy:
Comparable	95.0%	95.0%	93.6%	92.5%	92.7%
All Centers	94.8	94.8	93.5	92.7	92.1
Leased Space:
Comparable	96.0%	96.0%	96.3%	95.0%	94.3%
All centers	95.9	95.9	95.9	94.9	94.5

(1)	Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in 2017, 2016, and 2015, or are expected to affect operations in the future.

Hurricane Maria and The Mall of San Juan

As a result of Hurricane Maria, The Mall of San Juan experienced certain interior water damage, impacts to exterior landscaping and signage, and significant damage to both Nordstrom and Saks Fifth Avenue. The shopping center closed for business for approximately one month. We are expeditiously working to repair and restore the damaged areas. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. This coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions. However, we expect insurance proceeds will lag and likely will not be received in the same period the losses are incurred.

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

During the year ended December 31, 2017, we recognized an estimated depreciation expense of $7 million relating to property damage and write-off of tenant allowances, which reflects a reduction of $0.9 million related to insurance proceeds expected to be received for previously capitalized expenditures. We continue to assess physical loss and will update this estimate if necessary. We anticipate that a portion of the adverse impact to the future operations of the center may be mitigated through business interruption insurance. Business interruption insurance proceeds for decreases in revenues the center experiences will be recognized in income when received, which will lag any declines in revenues.

Under our reciprocal easement agreement with Nordstrom Puerto Rico LLC and Saks Fifth Avenue Puerto Rico, Inc., Nordstrom and Saks Fifth Avenue are required to promptly remediate and repair their stores and to reopen them on the completion of their reconstruction. We are advised that Nordstrom has completed its remediation, and we expect Nordstrom to reopen this summer. Saks Fifth Avenue has begun its remediation efforts, but Saks Fifth Avenue has asserted that it is not required to reopen. Therefore, we have filed in the Puerto Rico superior court a complaint to compel Saks Fifth Avenue to promptly complete the repair of its store to be ready for occupancy as expeditiously as reasonably possible. Saks Fifth Avenue then filed a counterclaim against us, alleging they have no obligation to repair, remediate, reconstruct, or reopen the store. The outcome of this suit and countersuit cannot be reasonably predicted, however we are vigorously prosecuting our claims and defending the counterclaim (see "Item 3 - Legal Proceedings" for more information).

The Mall of San Juan has not yet contributed materially to our net income or net operating income, with both such amounts being less than 2% of the totals for the year ended December 31, 2017.

Hurricane Irma and Florida Centers

We have investments in five centers in Florida. As a result of Hurricane Irma, these centers experienced certain cosmetic exterior damage and brief power outages. The impact of Hurricane Irma on the Florida centers was immaterial to our results for the year ended December 31, 2017.

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

Shareowner Activism

During the years ended December 31, 2017 and 2016, we incurred $14.5 million and $3.0 million, respectively, of expense associated with activities related to shareowner activism, largely legal and advisory services. Also included in these costs is a retention program for certain employees. Given the uncertainties associated with shareowner activism and to ensure the retention of our top talent in key positions, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We, along with our Board of Directors, believe these benefits are instrumental in ensuring our continued success.

Restructuring

We incurred $13.8 million of expenses during 2017, related to a restructuring effort to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry.

Impairment Charge

In 2015, we made a decision not to move forward with an enclosed shopping mall that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida. As a result of this decision, an impairment charge of $11.8 million was recognized in the fourth quarter of 2015, which represents previously capitalized costs related to the pre-development of the enclosed mall plan. The impairment charge was recorded within Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income.
Taubman Asia

Through a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, we own an interest in a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza in Xi'an, China, which opened in April 2016. We also have a joint venture with Wangfujing that owns an interest in a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which opened in March 2017. We have a 50% and 49% interest in CityOn.Xi'an and CityOn.Zhengzhou, respectively.

Through a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, we have a 34.3% interest in a shopping center, Starfield Hanam, in Hanam, South Korea, which opened in September 2016.

We are providing leasing and management services for the retail portion of Studio City, a cinematically-themed integrated entertainment, retail, and gaming resort developed by Melco Crown Entertainment Limited in the Cotai region of Macau, China, which opened in the fourth quarter of 2015. In addition, we provided leasing and management services for IFC Mall in Yeouido, Seoul, South Korea, which ended in 2017 in connection with a change in ownership of the mall.

The Shops at Crystals

In April 2016, our third party leasing agreement for Crystals was terminated in connection with a change in ownership of the center. As a result, we recognized management, leasing, and development services revenue for the lump sum payment of $21.7 million we received in May 2016 in connection with the termination.

Other Income
We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center and other operational revenues include parking, sponsorship, and miscellaneous income. Lease cancellation income is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly from year-to-year. In 2017, our share of lease cancellation income of our consolidated and unconsolidated properties was $12.1 million, an increase of $7.5 million from 2016. Our share of lease cancellation income of our consolidated and unconsolidated properties over the last five years ranged from 2016's $4.6 million to 2017's $12.1 million.

We have formed a joint venture with the Michael Mina restaurant group to own and operate four restaurants at our shopping centers, including two at International Market Place and two at Beverly Center. One of the four restaurants opened in 2016 and two more restaurants opened in 2017. Revenues from the food and beverage operations are included within Shopping center and other operational revenues in the table below.

The following table provides a summary of the significant components of our consolidated other income:

	2017	2016	2015
	(Operating Partnership’s share in millions)
Other income:
Shopping center and other operational revenues	$30.5	$22.0	$18.8
Lease cancellation income	9.1	3.3	4.6
	$39.5	$25.3	$23.4

(1)	Amounts in this table may not add due to rounding.

Nonoperating Income, Net

The following table provides a summary of the significant components of our consolidated nonoperating income (expense):

	2017	2016	2015
	(Operating Partnership’s share in millions)
Nonoperating income, net:
Gains on Simon Property Group common share conversions (1)	$11.6	$11.1
Gains on sales of peripheral land	0.9	1.8
Dividend income	4.2	3.8	$3.6
Interest income	5.8	5.7	2.0
Insurance recoveries - The Mall of San Juan	1.0
Other nonoperating income (expense)	0.1	0.4	(0.3)
	$23.7	$22.9	$5.3

(1)
Represents the gains recognized upon the conversions in both 2017 and 2016 of our investment in Simon Property Group Limited Partnership units to common shares of Simon Property Group. See "Liquidity and Capital Resources - Simon Property Group Limited Partnership Units Investment" for further discussion of our investment.

(2)	Amounts in this table may not add due to rounding.

Debt Transactions

A series of debt financings were completed in the three-year period ended December 31, 2017 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date (1)
		(in millions)
TRG secondary revolving credit facility	April 2017	$65	LIBOR + 1.40%	April 2018
TRG $300 million unsecured term loan	February 2017	300 (2)	(3)	February 2022
TRG primary unsecured revolving credit facility	February 2017	1,100 (2)	(4)	February 2021 (4)
The Mall at Millenia	December 2016	50 (5)	3.75%	October 2024
The Mall at University Town Center	October 2016	280	3.40%	November 2026
Cherry Creek Shopping Center	May 2016	550	3.85%	June 2028
Waterside Shops	April 2016	165	3.86%	April 2026
TRG secondary revolving credit facility	April 2016	65	LIBOR + 1.40%	April 2017
Country Club Plaza	March 2016	320	3.85%	April 2026
CityOn.Zhengzhou	December 2015	128 (6)	(6)	December 2026
The Mall at Short Hills	September 2015	1,000	3.48%	October 2027
International Market Place	August 2015	331	LIBOR + 1.75% (7)	August 2018
Starfield Hanam	July 2015	292 (8)	(8)	November 2020
Starfield Hanam	July 2015	52	3 Mo LIBOR + 1.60% (9)	November 2020
U.S. Headquarters	March 2015	12	LIBOR + 1.40% (10)	March 2024

(1)	Excludes any options to extend the maturities (see the notes to our consolidated financial statements regarding extension options).

(2)
These facilities include an accordion feature which would increase the maximum aggregate total commitment to as much as $2.0 billion between the two facilities, if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2017, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

(3)
The loan bears interest at a range of LIBOR plus 1.25% to LIBOR plus 1.90% based on our total leverage ratio. In March 2017, the LIBOR rate was swapped, effective January 2018 through maturity, to a fixed rate of 2.14%, which will result in an effective interest rate in the range of 3.39% to 4.04%.

(4)	The primary unsecured revolving credit facility bears interest at a range of LIBOR plus 1.15% to LIBOR plus 1.70% based on our total leverage ratio. Two, six-month extension options are available.

(5)	Proceeds of $50 million were received in December 2016. An additional $50 million of proceeds were received in February 2017, bringing the total loan amount to $100 million.

(6)
The facility is denominated in Chinese Yuan Renminbi (RMB) and has a total availability of up to 834 million RMB. The amount shown is the U.S. dollar equivalent using the December 31, 2017 exchange rate. The facility bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. In January 2018, the rate was reset and continued at 6.37%.

(7)	The interest rate may decrease to LIBOR plus 1.60% upon achieving certain performance measures. Two, one-year extension options are available.

(8)
The loan is denominated in Korean Won (KRW) and no loan draws were allowed after December 31, 2016. The balance is the U.S. dollar (USD) equivalent of the amount outstanding using the December 31, 2017 exchange rate. The loan bears interest at the Korea Development Bank Five-Year Bond Yield plus 1.06% and is fixed upon each draw. A letter of credit totaling $53.2 million USD is outstanding on this loan as security for the Starfield Hanam USD loan.

(9)	The LIBOR rate plus spread have been swapped until two months prior to maturity to a fixed interest rate of 3.12%.

(10)	The loan has been swapped to an effective rate of 3.49% until maturity.

In July 2017, we obtained an additional one-year extension option to The Mall at Green Hills loan, providing the option to extend the maturity date to December 2020.

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

Interest Expense

Interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. As these projects are completed, interest capitalization generally ends and we begin recognizing interest expense. We have experienced an increase in interest expense in recent years primarily due to the opening of four ground-up development projects and we expect interest expense to increase further as our redevelopment projects are placed in service.

Share Repurchase Program

Our Board of Directors previously authorized a share repurchase program under which we were permitted to repurchase up to $450 million of our outstanding common stock. As of December 31, 2017, we cumulatively repurchased 4,247,867 shares of our common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. All shares repurchased were cancelled. For each share of our stock repurchased, one of our TRG Units was redeemed. Repurchases of common stock were financed with general corporate funds, including borrowings under our existing revolving lines of credit.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The following is a comparison of our results for the years ended December 31, 2017 and 2016, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the year ended December 31, 2017 were $629.2 million, a $16.6 million or 2.7% increase from 2016. Minimum rents, expense recoveries, and other income all increased partially due to the opening of International Market Place in August 2016, and decreased partially due to the disruption resulting from the ongoing redevelopment project at Beverly Center.

In addition to the opening of International Market Place and the redevelopment project at Beverly Center, the following also impacted total revenues:

•	the increase in minimum rents was further attributable to increases in average rent per square foot;

•	the decrease in overage rents was primarily attributable to certain favorable post-closing adjustments in the prior year relating to the portfolio of centers sold to Starwood in 2014;

•
the increase in expense recoveries was also due to increases in property tax expenses and fixed common area maintenance, partially offset by certain favorable post-closing adjustments in the prior year relating to the portfolio of centers sold to Starwood in 2014;

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

Total expenses for the year ended December 31, 2017 were $607.5 million, a $92.7 million or 18.0% increase from 2016. Maintenance, taxes, utilities, and promotion expense, other operating expense, interest expense, and depreciation and amortization expense all increased partially due to the opening of International Market Place in August 2016.

In addition to the opening of International Market Place, the following also impacted total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was further attributable to increases in property tax and common area maintenance expense;

•
the increase in other operating expense was also due to food and beverage operations of our new restaurant joint venture and increased bad debt expenses, partially offset by cost saving initiatives enacted throughout the year in response to the completion of another major redevelopment cycle and current near-term challenges facing the U.S. mall industry. 2016 also included a charge for a center-related legal matter that did not reoccur in 2017;

•
the decrease in general and administrative expense was primarily due to the aforementioned cost saving initiatives. A restructuring charge was incurred related to reductions in our workforce and the reorganization of various areas of the organization, which were also undertaken for similar reasons;

•	an increase in costs incurred associated with shareowner activism;

•
the increase in interest expense was further attributable to the reduction of interest capitalization as well as the refinancings of Cherry Creek Shopping Center and our primary unsecured revolving line of credit, partially offset by continuing capitalization of interest on major redevelopment projects; and

•
the increase in depreciation and amortization expense was further attributable to changes in depreciable lives of tenant allowances in connection with early terminations, and an estimated expense of $7 million relating to property damage from Hurricane Maria at The Mall of San Juan.

Equity in Income of the Unconsolidated Joint Ventures for the year ended December 31, 2017 decreased by $2.3 million to $67.4 million from 2016. The decrease was primarily attributable to unfavorable operating results, which included depreciation expense, of newly acquired or opened centers, and a one-time development success fee in Asia recognized in 2016, partially offset by the gain recognized on the sale of the Valencia Place office tower at Country Club Plaza in 2017 (see "Results of Operations - Acquisition - Country Club Plaza").

Net Income

Net income was $112.8 million for the year ended December 31, 2017 compared to $188.2 million for the year ended December 31, 2016. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the year ended December 31, 2017 was $55.3 million compared to $107.4 million in 2016. Diluted earnings per common share was $0.91 for the year ended December 31, 2017 compared to $1.77 for the year ended December 31, 2016.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $304.1 million for the year ended December 31, 2017 compared to $340.2 million for the year ended December 31, 2016. FFO per diluted common share was $3.51 for the year ended December 31, 2017 and $3.91 per diluted common share for the year ended December 31, 2016. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2017, which excluded costs incurred associated with shareowner activism, a restructuring charge, and a gain recognized upon the conversion of our remaining investment in Simon Property Group Limited Partnership units (SPG LP Units) to common shares of Simon Property Group (SPG), was $321.3 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2016, which excluded income related to the lump sum payment received for the termination of the leasing agreement at Crystals, costs incurred with shareowner activism, and the gain, net of tax, recognized upon the conversion of a portion of our investment in SPG LP Units to common shares of SPG, was $310.4 million. Adjusted FFO per diluted common share was $3.70 for the year ended December 31, 2017 and $3.58 for the year ended December 31, 2016. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

In 2017, the consolidated non-comparable centers contributed total operating revenues of $115.3 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $66.9 million. In 2016, the consolidated non-comparable centers contributed total operating revenues of $96.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $49.1 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income to NOI. For the year ended December 31, 2017, comparable center NOI excluding lease cancellation income was up 0.7% from 2016. For the year ended December 31, 2017, comparable center NOI including lease cancellation income was up 1.7% from 2016.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The following is a comparison of our results for the years ended December 31, 2016 and 2015 as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

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

•
the increase in expense recoveries was also due to increases in fixed common area maintenance and property tax revenues, the opening of The Mall of San Juan in March 2015, and certain favorable post-closing adjustments relating to the centers sold to Starwood in 2014;

•
the increase in revenue from management, leasing, and development services was primarily due to revenue for the lump sum payment we received in May 2016 in connection with the termination of our third party leasing agreement for Crystals, partially offset by a decrease in leasing and management fees for Studio City, which opened in October 2015; and

•
the increase in other income was further attributable to operational revenue from our restaurant partnership, certain favorable post-closing adjustments relating to the centers sold to Starwood in 2014, and increases in sponsorship income, partially offset by a decrease in lease cancellation income.

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

Nonoperating income, net increased due to the gain recognized upon the conversion of a portion of our investment in SPG LP Units to common shares of SPG in 2016, the gain on sales of peripheral land in 2016, and an increase in interest income in 2016.

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

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $340.2 million for the year ended December 31, 2016 compared to $291.9 million for the year ended December 31, 2015. FFO per diluted common share was $3.91 for the year ended December 31, 2016 and $3.31 per diluted common share for the year ended December 31, 2015. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2016, which excluded income related to the lump sum payment received for the termination of the leasing agreement at Crystals, costs incurred associated with shareowner activism, and the gain recognized upon the conversion of a portion of our investment in SPG LP Units to common shares of SPG, was $310.4 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2015, which excluded an impairment charge recognized for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter and the reversal of certain executive share-based compensation expense, was $301.6 million. Adjusted FFO per diluted common share was $3.58 for the year ended December 31, 2016 and $3.42 for the year ended December 31, 2015. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

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

See “Non-GAAP Measures - Use of Non-GAAP Measures” for the definition and discussion of NOI and for the reconciliation of Net Income to NOI. For the year ended December 31, 2016, comparable center NOI excluding lease cancellation income was up 3.9% from 2015. For the year ended December 31, 2016, comparable center NOI including lease cancellation income was up 3.4% from 2015.

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

Property Encumbrances

We are primarily financed with property-specific secured debt and as of December 31, 2017 had seven unencumbered shopping center properties. As of that date, the entities that own Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall were guarantors under our primary unsecured revolving credit facility, $475 million unsecured term loan, and $300 million unsecured term loan, and were unencumbered assets under such facility and term loans. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis. Besides the four centers previously noted, Taubman Prestige Outlets Chesterfield, The Mall of San Juan, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, were unencumbered. See "Upcoming Maturities and Financings" in this section for more information.

Cash and Revolving Lines of Credit

As of December 31, 2017, we had a consolidated cash balance of $42.5 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of December 31, 2017, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $540.1 million. Fourteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The $1.1 billion unsecured facility matures in February 2021 with two six-month extension options available, and bears interest at a range based on our total leverage ratio. As of December 31, 2017, the total leverage ratio resulted in a rate of LIBOR plus 1.45% with a 0.225% facility fee. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $300 million unsecured term loan would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2017, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Construction Financings

In addition to the revolving lines of credit described above, we often use construction financing where available and place non-recourse permanent financing on new assets upon their stabilization. We have construction facilities outstanding for several recently opened shopping centers, as described in the following paragraphs.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of December 31, 2017, $37.1 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) ($128.2 million U.S. dollars using the December 31, 2017 exchange rate). We have an effective 49% interest in the Unconsolidated Joint Venture. The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The interest rate on the debt outstanding at December 31, 2017 was 6.37%. As of December 31, 2017, $35.7 million U.S. dollars were available under the construction facility using the December 31, 2017 exchange rate.

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from partners or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of December 31, 2017, our share of such loans was approximately $128 million. These loans have fixed interest rates that range from 2.5% to 5.7%. These loans are collateralized with restricted deposits on our Consolidated Balance Sheet.

Refer to "Note 8 - Notes Payable, Net" to our consolidated financial statements for further details of our construction financings and related guarantees.

Term Loans

We have a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of December 31, 2017, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. In March 2017, the LIBOR rate was swapped, effective January 2018 through maturity, to a fixed rate of 2.14%, which will result in an effective interest rate in the range of 3.39% to 4.04%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2017, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We also have a $475 million unsecured term loan that matures in February 2019. As of December 31, 2017, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped until maturity to a fixed interest rate of 1.65%, which results in an effective interest rate in the range of 3.00% to 3.55%. The loan includes an accordion feature that increases the borrowing capacity to as much as $600 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2017, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool. See "Upcoming Maturities and Financings" later in this section for more information on the expected payoff of the $475 million unsecured term loan.

Upcoming Maturities and Financings

The loan for Fair Oaks, a 50% owned Unconsolidated Joint Venture, matures in July 2018, and we are currently evaluating options related to refinancing the loan.

The construction facility for International Market Place matures in August 2018, and we are currently evaluating options related to refinancing or exercising the initial one-year extension option.

The loan for The Mall at Green Hills matures in December 2018. We plan to exercise the initial one-year extension option upon maturity.

We expect to close on a new 10-year $300 million financing on Twelve Oaks Mall, which is currently unencumbered, in the first quarter of 2018. We expect the interest rate to be fixed between 4.75% and 5%. We also expect to close on a new five-year unsecured term loan of at least $200 million in the first quarter of 2018, which we expect will bear interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. The proceeds of these two financings will be used to repay our existing $475 million unsecured term loan, which expires in 2019. Our existing swaps on the $475 million unsecured term loan will be applied to other unsecured debt, including the new term loan, resulting in an effective interest rate on the new term loan in the range of 2.90% to 3.55% through the remaining swap period ending February 2019. As a result of these financings, Twelve Oaks Mall will be removed as a guarantor under the primary unsecured revolving line of credit and the unsecured term loans.

Acquisition

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. Also in March 2016, our joint venture completed a 10-year, $320 million ($160 million at TRG’s beneficial share) non-recourse financing on Country Club Plaza. The payments on the loan, which bears interest at an all-in fixed interest rate of 3.88%, are interest only until May 2019, and then amortizes principal based on 30 years. In March 2017, the joint venture sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG's share), which was a component of the mixed-use property acquired.
Simon Property Group Common Shares Investment

We converted 340,124 and 250,000 SPG LP Units to SPG common shares in December 2017 and December 2016, respectively. These units were received in January 2014 as a portion of the consideration of the sale of our 50% interest in Arizona Mills and land in Syosset, New York related to the former Oyster Bay project, and now have all been converted to SPG common shares. We have never intended to hold the investment long-term and may elect to sell them at some point in the future.

Summaries of 2017 Capital, Debt, and Equity Activities and Transactions

See "Results of Operations - Debt Transactions" for a summary of debt financings in 2017. Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $279.9 million in 2017, compared to $305.0 million in 2016, and $307.7 million in 2015. See "Results of Operations" for descriptions of 2017, 2016, and 2015 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $323.7 million in 2017 compared to $722.5 million in 2016, and $505.1 million in 2015. Additions to properties in 2017, 2016, and 2015 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2017 and 2016 capital spending is shown in "Capital Spending." Net cash proceeds from the sales of peripheral land were $1.3 million in 2017 compared to $11.3 million in 2016. Cash placed in escrow to fund certain construction projects was $9.6 million in 2017 and $69.7 million in 2016, whereas $28.9 million of escrowed cash was used in 2015 to fund a redevelopment project.

Contributions to Unconsolidated Joint Ventures in 2017, 2016, and 2015 of $33.0 million, $80.0 million, and $97.3 million respectively, primarily related to the funding of Taubman Asia project costs. Additionally, in 2016, we contributed $314.2 million to an Unconsolidated Joint Venture in connection with the acquisition of Country Club Plaza. Distributions in excess of income from Unconsolidated Joint Ventures were $70.8 million in 2017, which is primarily attributable to the proceeds from the financing for The Mall at Millenia, and the sale of the Valencia office tower at Country Club Plaza. In 2016 and 2015, distributions in excess of income from Unconsolidated Joint Ventures were $234.9 million, which is primarily attributable to the proceeds from the financings for Country Club Plaza, The Mall at Millenia, and The Mall at University Town Center, and $5.8 million, respectively.

Financing Activities

Net cash provided by financing activities was $45.7 million in 2017 compared to $251.5 million in 2016, and $127.6 million in 2015. Proceeds from the issuance of debt, net of payments and issuance costs in 2017, 2016, and 2015 were $291.4 million and $624.5 million and $607.1 million, respectively.

In 2015, $252.6 million was paid to repurchase common stock. No common stock was repurchased in 2017 or 2016. In 2017, 2016, and 2015, $6.3 million, $1.8 million, and $4.5 million were received in connection with incentive plans, respectively.

Total dividends and distributions paid were $251.9 million, $376.9 million, and $231.4 million in 2017, 2016, and 2015, respectively. In 2016, total dividends and distributions paid included a $135.0 million distribution related to the excess proceeds from the refinancing of Cherry Creek Shopping Center to our joint venture partner. Distributions in 2016 also included $7.2 million in connection with the acquisition of half of the former Taubman Asia President's ownership interest in Taubman Asia. In 2016, the former President of Taubman Asia, a noncontrolling partner in Taubman Asia, contributed $2.0 million to Taubman Asia. There were no contributions from noncontrolling interests made in 2017 or 2015. Refer to "Note 9 - Noncontrolling Interests" in the consolidated financial statements for further discussion of this contribution.

Beneficial Interest in Debt

At December 31, 2017, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,721.6 million, with an average interest rate of 3.53% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of December 31, 2017, there are no unamortized premiums and no interest rate hedging costs being amortized. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $389.9 million as of December 31, 2017, which includes $355.4 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2017:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$2,745.5	3.78%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	130.2	4.10%
Swap maturing in February 2019	475.0	3.25%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	83.0	3.58%
Swap maturing in March 2024	12.0	3.49%
	$718.1	3.44%	(1)

Floating month to month (2)	1,274.7	3.06%	(1)
Total floating rate debt	$1,992.8	3.20%	(1)

Total beneficial interest in debt	$4,738.2	3.53%	(1)

Total deferred financing costs, net	$(16.6)

Net beneficial interest in debt	$4,721.6

Amortization of deferred financing costs (3)		0.20%
Average all-in rate		3.74%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes our $300 million unsecured term loan, which was swapped to a fixed rate beginning January 2018.

(3)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at December 31, 2017, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $12.7 million, and due to the effect of capitalized interest, decrease annual earnings by $11.5 million. A one percent decrease in interest rates would increase cash flows by $12.7 million, and due to the effect of capitalized interest, increase annual earnings by $11.5 million. Based on our consolidated debt and interest rates in effect at December 31, 2017, a one percent increase in interest rates would decrease the fair value of debt by $131.1 million, while a one percent decrease in interest rates would increase the fair value of debt by $143.6 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2017 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2018)	1-3 years (2019-2020)	3-5 years (2021-2022)	More than 5 years (2023+)
	(in millions)
Debt (1)	$3,567.7	$470.0	$488.9	$800.0	$1,808.8
Interest payments (1)	749.4	121.5	193.2	147.0	287.7
Operating leases	809.1	15.5	29.7	26.7	737.2
Purchase obligations:
Planned capital spending (2)	353.1	353.1
Other purchase obligations (3)	1.5	0.8	0.7
Other long-term liabilities and commitments (4)	47.1	3.4	11.7	13.8	18.2
Total	$5,527.9	$964.3	$724.2	$987.5	$2,851.9

(1)
The settlement periods for debt do not consider extension options. Except for the $300 million unsecured term loan, which was swapped to a fixed rate beginning January 2018, amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2017. Debt excludes $12.5 million of deferred financing costs.

(2)
This disclosure includes planned capital spending related to our consolidated businesses only. We have investments in Unconsolidated Joint Ventures through which construction activities will be occurring. Refer to "Capital Spending - New Developments" for discussion of those projects.

(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.

(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations.

(5)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary unsecured revolving line of credit, $475 million and $300 million unsecured term loans, and the construction facility on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which applied to Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall as of December 31, 2017. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of December 31, 2017, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of December 31, 2017. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of our developments and redevelopments, but we also expect additional proceeds from our construction loan financings (see "Liquidity and Capital Resources - Construction Financings" above) and have the option to sell SPG common shares (see "Liquidity and Capital Resources - Simon Property Group Common Shares Investment" above).

New Developments

We developed and opened four new shopping centers in 2017 and 2016:

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

We expect some capital spending at these shopping centers to continue into 2018 as certain costs are incurred subsequent to opening, including construction on tenant spaces.

Redevelopments

We are working on a comprehensive renovation of Beverly Center scheduled to be completed by the 2018 holiday season. The project will cost approximately $500 million and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of December 31, 2017, we had capitalized costs of $280.0 million related to this renovation.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of December 31, 2017, we had capitalized costs of $105.4 million related to this redevelopment project.

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

2017 and 2016 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2017 is summarized in the following table:

	2017 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$37.7	$35.7
New development projects - Asia (3) (4)			$16.2	$8.2
Existing centers:
Projects with incremental GLA or anchor replacement (5)	33.3	33.3
Projects with no incremental GLA and other (6)	194.1	191.5	9.5	4.9
Mall tenant allowances	19.5	18.2	12.0	6.4
Asset replacement costs recoverable from tenants	13.0	12.6	12.1	6.5
Corporate office improvements, technology, equipment, and other	23.1	23.1
Total	$320.7	$314.4	$49.9	$25.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to International Market Place.

(3)	Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam.

(4)	Asia balances exclude net increases of total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills redevelopment.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2017:

(in millions)
Consolidated Businesses’ capital spending	$320.7
Other differences between cash and accrual basis	32.6
Additions to properties	$353.3

Capital spending during 2016 is summarized in the following table:

	2016 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$282.4	$266.4
New development projects - Asia (3) (4)			$449.4	$233.0
Existing centers:
Projects with incremental GLA or anchor replacement (5)	84.2	83.4
Projects with no incremental GLA and other (6)	110.4	105.4	3.7	1.9
Mall tenant allowances	15.0	14.1	9.6	4.8
Asset replacement costs recoverable from tenants	12.4	11.9	12.5	6.9
Corporate office improvements, technology, equipment, and other	3.7	3.7
Total	$508.0	$484.8	$475.2	$246.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall of San Juan and International Market Place.

(3)
Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam. Asia spending for CityOn.Zhengzhou, which was under construction as of December 31, 2016, is included at our beneficial interest in both the Unconsolidated Joint Ventures and Beneficial Interest in Unconsolidated Joint Ventures columns.

(4)	Asia balances exclude net decreases of total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills redevelopment and purchase of the Saks Fifth Avenue building at The Mall at Short Hills.

(6)	Includes costs related to the Beverly Center renovation.

(7)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments and expansion space, was $27.26 in 2017 and $19.41 in 2016. In the past five years, average tenant allowances per square foot have ranged from a low of $10.74 in 2014 and a high of $27.26 in 2017. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed. Our share of capitalized leasing and tenant coordination costs excluding new developments was $10.1 million in 2017 and $11.5 million in 2016, or $11.23 and $11.88, in 2017 and 2016, respectively, per square foot leased.

Planned Capital Spending

The following table summarizes planned capital spending for 2018:

	2018 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
Existing centers:
Projects with incremental GLA or anchor replacement (2)	$81.5	$81.5
Projects with no incremental GLA and other (3)	231.1	225.8	$5.2	$3.5
Mall tenant allowances	13.0	12.3	11.3	6.2
Asset replacement costs recoverable from tenants	22.8	22.2	12.8	7.1
Corporate office improvements, technology, equipment, and other	4.7	4.7
Total	$353.1	$346.5	$29.2	$16.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to The Mall at Green Hills redevelopment.

(3)	Includes costs related to the Beverly Center renovation.

(4)	Amounts in this table may not add due to rounding.

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments and redevelopments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, (12) early lease terminations and bankruptcies, (13) fluctuations in foreign currency exchange rates, and (14) other risks included in "Risk Factors". In addition, estimates of capital spending will change as new projects are approved by our Board of Directors.

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

On December 4, 2017, we declared a quarterly dividend of $0.625 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on December 29, 2017 to shareowners of record on December 15, 2017.
Application of Critical Accounting Policies and New Accounting Pronouncements

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods. We are required to make such estimates and assumptions when applying the following accounting policies.

Valuation of Shopping Centers

The viability of all projects under construction or development, including those owned by Unconsolidated Joint Ventures, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, global, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the Internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, and (5) expected holding period. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. Determination of the fair value of a shopping center for purposes of measuring impairment involves significant judgment. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

No impairment charges were recognized in 2017 or 2016. In 2015, we recognized an impairment charge of $11.8 million related to the pre-development of Miami Worldcenter (see "Results of Operations - Impairment Charge"). As of December 31, 2017, the consolidated net book value of our properties was $3.2 billion, representing approximately 75% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $3.0 billion. These amounts include certain development costs that are described in the policy that follows.

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

As of December 31, 2017, our beneficial interest in construction work in process was $389.9 million, primarily representing our share of capitalized project costs for our ongoing redevelopments at certain operating centers (see "Liquidity and Capital Resources - Capital Spending").

Pre-development charges in 2017, 2016, and 2015 were $5.6 million, $5.0 million, and $4.3 million, respectively. Of these amounts, $0.9 million, $1.1 million, and $0.8 million related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $5.0 million in connection with construction and development projects in 2017, $10.9 million in 2016, and $13.9 million in 2015.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items, sales of properties, and impairment write-downs of depreciable real estate, plus real estate related depreciation and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation.

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2017, we adjusted FFO to exclude a restructuring charge, costs associated with shareowner activism, a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017, and a gain recognized at the time of conversion of the remaining portion of our investment in SPG LP Units to common shares of SPG. In 2016, we adjusted FFO to exclude a lump sum payment we received in connection with the termination of our third party leasing agreement at Crystals, costs incurred associated with shareowner activism, and a gain, net of tax, recognized at the time of conversion of a portion of our investment in SPG LP Units to common shares of SPG. In 2015, we adjusted FFO to exclude an impairment charge for the write-off of previously capitalized costs related to the pre-development of Miami Worldcenter, a former development project in Miami, Florida and for the reversal of certain prior period share-based compensation expense recognized upon the announcement of an executive management transition.

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	2017			2016			2015
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$55.3	60,675,129	$0.91	$107.4	60,363,416	$1.78	$109.0	61,389,113	$1.78
Add impact of share-based compensation	0.1	365,366		0.3	466,139		0.4	772,221
Net income attributable to TCO common shareowners - diluted	$55.4	61,040,495	$0.91	$107.6	60,829,555	$1.77	$109.4	62,161,334	$1.76
Add depreciation of TCO’s additional basis	6.5		0.11	6.5		0.11	6.5		0.10
Add (less) TCO's additional income tax (benefit) expense	(0.3)		(0.01)	0.4		0.01	0.1		0.00
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax (benefit) expense	$61.5	61,040,495	$1.02	$114.5	60,829,555	$1.88	$116.0	62,161,334	$1.87
Add:
Noncontrolling share of income of TRG	25.3	24,965,157		47.4	25,055,654		47.2	25,073,109
Distributions to participating securities of TRG	2.3	871,262		2.1	871,262		2.0	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$89.1	86,876,914	$1.03	$164.1	86,756,471	$1.89	$165.2	88,105,705	$1.87
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	167.8		1.93	138.1		1.59	106.4		1.21
Depreciation of TCO’s additional basis	(6.5)		(0.07)	(6.5)		(0.07)	(6.5)		(0.07)
Noncontrolling partners in consolidated joint ventures	(7.5)		(0.09)	(5.8)		(0.07)	(3.7)		(0.04)
Share of Unconsolidated Joint Ventures	66.9		0.77	53.0		0.61	34.4		0.39
Non-real estate depreciation	(3.6)		(0.04)	(2.5)		(0.03)	(3.1)		(0.03)
Less beneficial share of gain on dispositions, net of tax	(2.1)		(0.02)				(0.4)		(0.00)
Less impact of share-based compensation	(0.1)		(0.00)	(0.3)		(0.00)	(0.4)		(0.00)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$304.1	86,876,914	$3.50	$340.2	86,756,471	$3.92	$291.9	88,105,705	$3.31
TCO's average ownership percentage of TRG - basic	70.8%			70.7%			71.0%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$215.5		$3.50	$240.4		$3.92	$207.2		$3.31
Add (less) TCO's additional income tax benefit (expense)	0.3		0.00	(0.4)		(0.01)	(0.1)		(0.00)
Funds from Operations attributable to TCO's common shareowners	$215.8		$3.51	$240.0		$3.91	$207.1		$3.31

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$304.1	86,876,914	$3.50	$340.2	86,756,471	$3.91	$291.9	88,105,705	$3.31

Restructuring charge	13.8		0.16
Costs associated with shareowner activism	14.5		0.17	3.0		0.03
Partial write-off of deferred financing costs	0.4		0.00
Gains on SPG common share conversions	(11.6)		(0.13)	(11.1)		(0.13)
Crystals lump sum payment for termination of leasing agreement				(21.7)		(0.25)
Beneficial interest in UJV impairment charge - Miami Worldcenter							11.8		0.13
Reversal of executive share-based compensation expense							(2.0)		(0.02)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$321.3	86,876,914	$3.70	$310.4	86,756,471	$3.58	$301.6	88,105,705	$3.42
TCO's average ownership percentage of TRG - basic	70.8%			70.7%			71.0%
Adjusted Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit (expense)	$227.6		$3.70	$219.4		$3.58	$214.1		$3.42
Add (less) TCO's additional income tax benefit (expense)				—		0.00	(0.1)		(0.00)
Adjusted Funds from Operations attributable to TCO's common shareowners	$227.6		$3.70	$219.4		$3.58	$214.0		$3.42

(1)	Depreciation includes $14.2 million, $14.2 million, and $12.9 million of mall tenant allowance amortization for the 2017, 2016, and 2015, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	2017		2016		2015
	(in millions)
Net income	$112.8		$188.2		$192.6

Add (less) depreciation and amortization:
Consolidated businesses at 100%	167.8		138.1		106.4
Noncontrolling partners in consolidated joint ventures	(7.5)		(5.8)		(3.7)
Share of Unconsolidated Joint Ventures	66.9		53.0		34.4

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	108.6		86.3		63.0
Noncontrolling partners in consolidated joint ventures	(11.9)		(10.3)		(7.0)
Share of Unconsolidated Joint Ventures	67.3		54.7		45.6
Share of income tax expense (benefit):
Consolidated businesses at 100%	0.1		1.7		2.2
Noncontrolling partners in consolidated joint ventures	(0.1)		—
Share of Unconsolidated Joint Ventures	2.8		0.6
Share of income tax on disposition	0.7
Income tax expense - SPG common share conversion			0.5
Reduction of income tax expense on dispositions of International Plaza, Arizona Mills, and Oyster Bay					(0.4)

Less noncontrolling share of income of consolidated joint ventures	(6.8)		(8.1)		(11.2)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	26.3		24.3		21.9
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	184.5		140.2		116.0

Add beneficial interest in UJV impairment charge - Miami Worldcenter					11.8

EBITDA at 100%	$711.6		$663.3		$571.5

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	39.0		48.1		45.7
Management, leasing, and development services, net	(2.2)		(24.0)	(1)	(7.3)
Restructuring charge	13.8
Costs associated with shareowner activism	14.5		3.0
Straight-line of rents	(7.7)		(7.6)		(5.2)
Insurance recoveries - The Mall of San Juan	(1.1)
Gain on disposition	(4.4)
Gains on SPG common share conversions	(11.6)		(11.1)
Gains on sales of peripheral land	(2.6)		(1.8)
Dividend income	(4.2)		(3.8)		(3.6)
Interest income	(7.3)		(6.5)		(2.0)
Other nonoperating expense (income)	—		(0.4)		0.3
Unallocated operating expenses and other	39.3		44.6		36.7
Net Operating Income at 100% - total portfolio	$777.0		$703.7		$636.1
Less - Net Operating Income of non-comparable centers	(153.0)	(2)	(90.2)	(3)	(42.9)	(4)
Net Operating Income at 100% - comparable centers	$624.0		$613.5		$593.3
Lease cancellation income	(12.7)		(6.2)		(8.9)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (5)	$611.3		$607.3		$584.4

(1)	Amount includes the lump sum payment of $21.7 million received in May 2016 for the termination of our third party leasing agreement for Crystals due to a change in ownership of the center.

(2)	Includes Beverly Center, CityOn.Xi'an, CityOn.Zhengzhou, Country Club Plaza, International Market Place, The Mall of San Juan, and Starfield Hanam.

(3)
Includes Beverly Center, CityOn.Xi'an, Country Club Plaza, International Market Place, The Mall of San Juan, Starfield Hanam, and certain post-closing adjustments relating to the centers sold to Starwood.

(4)	Includes Beverly Center and The Mall of San Juan.

(5)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.

(6)	Amounts in this table may not add due to rounding.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s fourth quarter 2017 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2018 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Board Matters – Committees of the Board," "Board Matters – Corporate Governance," "Executive Officers," and "Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2018 Proxy Statement under the captions "Board Matters – Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Named Executive Officer Compensation Tables."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s current and prior equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2008 Omnibus Long-Term Incentive Plan: (1)				2,381,019	(1)
Profits Units (2)	322,468
Performance Share Units (3)	133,962		(4)
Restricted Share Units	202,663		(4)
	659,093			2,381,019
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (5)	144,420		(6)		(7)
	803,513			2,381,019

(1)
Under The Taubman Company 2008 Omnibus Long-Term Incentive Plan (as amended), directors, officers, employees, and other service providers of the Company may receive restricted shares, restricted units of limited partnership in TRG (TRG Units), options to purchase common shares or TRG Units, share appreciation rights, performance share units, unrestricted shares or TRG Units, and other awards to acquire up to an aggregate of 8,500,000 shares of common stock or TRG Units. No further awards will be made under the 1992 Incentive Option Plan.

(2)
The maximum number of performance-based Profits Units was issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period. See "Note 13 - Share-Based Compensation and Other Employee Plans - TRG Profits Units" to our consolidated financial statements for further discussion of these awards.

(3)
Amount represents 44,654 performance share units at their maximum payout ratio of 300%. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of performance share units that may ultimately vest will range from 0- 300% based on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period.

(4)	Excludes restricted stock units and performance share units issued under the Omnibus Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(5)
The Deferred Compensation Plan, which was approved by the Board of Directors in May 2005, gives each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer fee until the termination of such director's service on the Board of Directors and for such deferred amount to be denominated in restricted stock units. The number of restricted stock units received equals the amount of the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on the common stock, the directors' notional deferral accounts are credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the common stock on the business day immediately before the record date of the applicable dividend payment. Each Director's notional account is 100% vested at all times.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2018 Proxy Statement under the caption "Related Person Transactions" and "Proposal 1 – Election of Directors – Director Independence."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2018 Proxy Statement under the caption "Audit Committee Matters."

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2017 and 2016	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	F-6
	Consolidated Statement of Changes in Equity (Deficit) for the years ended December 31, 2017, 2016, and 2015	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016, and 2015	F-9
	Notes to Consolidated Financial Statements	F-10

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016, and 2015	F-52
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017	F-53

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
3.2	Restated By-Laws of Taubman Centers, Inc.	10-Q	September 30, 2017	3.1
3.3	Amended and Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	November 9, 2017
4.1	Mortgage, Security Agreement and Fixture Filing, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.1	September 17, 2015
4.2	Promissory Note A-1, dated September 15, 2015, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	September 17, 2015
4.3	Promissory Note A-2, dated September 15, 2015, by Short Hills Associates L.L.C. to New York Life Insurance Company.	8-K		4.3	September 17, 2015
4.4	Promissory Note A-3, dated September 15, 2015, by Short Hills Associates L.L.C. to Pacific Life Insurance Company.	8-K		4.4	September 17, 2015
4.5	Assignment of Leases, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.5	September 17, 2015
4.6	Guaranty Agreement, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8.K		4.6	September 17, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.7	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.7.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014
4.7.3	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	February 7, 2017
4.8	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.1	October 20, 2014
4.8.2	Guaranty, dated as of February 1, 2017, by and among Dolphin Mall Associates LLC, The Gardens on El Paseo LLC, Twelve Oaks Mall, LLC, and La Cienega Partners Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.	8-K		4.2	February 7, 2017
4.9	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.9.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.9.2	Amendment No. 2 to Term Loan Agreement dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	February 7, 2017
4.10	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.10.1	Release of Guaranty, dated October 16, 2014, by and among Fairlane Town Center LLC, Willow Bend Shopping Center Limited Partnership, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	October 20, 2014
4.10.2	Guaranty, dated as of February 1, 2017, by The Gardens on El Paseo LLC, in favor of JPMorgan Chase Bank N.A., as Administrative Agent for the lenders under the Term Loan Agreement.	8-K		4.4	February 7, 2017
4.11	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.12	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.13	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
4.14	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to the Public Trustee of the City and County of Denver, Colorado for the benefit of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.1	May 10, 2016
4.15	Promissory Note A-1, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	May 10, 2016
4.16	Promissory Note A-2, dated May 6, 2016 by Taubman Cherry Creek Shopping Center, L.L.C. to the Prudential Insurance Company of America.	8-K		4.3	May 10, 2016
4.17	Assignment of Leases, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.4	May 10, 2016
4.18	Guaranty Agreement, dated May 6, 2016, by the Taubman Realty Group Limited Partnership in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.5	May 10, 2016
10.2	Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager.	10-K	December 31, 1992	10(f)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.2.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.2.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
10.3
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners.
		10-Q	June 30, 2000	10(a)
*10.4	Supplemental Retirement Savings Plan.	10-K	December 31, 1994	10(i)
*10.4.1	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(aq)
*10.5.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.5.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.5.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.6	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.7	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
10.7.1	First Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	8-K		10.2	June 7, 2016
*10.8	Subsequent Deferral Election under The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, dated September 27, 2016.	10-K	December 31, 2016	10.8
*10.8.1	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.9	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.9.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.10	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.10.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.11	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2017.	10-K	December 31, 2016	10.11.1
*10.12	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10.4	May 18, 2005
*10.12.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Deferral Election Form.	8-K		10.5	May 18, 2005
*10.12.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.12.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.13	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014
*10.13.1	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 26, 2016, by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	April 29, 2016
*10.14	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.14.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.14.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.14.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.14.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.14.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	10-K	December 31, 2014	10.15.5
*10.14.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-K	December 31, 2014	10.15.6
*10.14.7	2017 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-Q	March 31, 2017	10.4
*10.14.8	Amendment to the Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	8-K		10.1	June 7, 2016
*10.14.9	Form Certificate of Designation of Profits Units	8-K		10.3	June 7, 2016
*10.14.10	Form of TRG Unit Award Agreement	8-K		10.4	June 7, 2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.15	Limited Liability Company Agreement of Taubman Properties Asia II LLC dated September 1, 2016 by, between, and among Taubman Asia Management II LLC, René Tremblay, Peter John Sharp, and Taubman Properties Asia II LLC.	10-Q	March 31, 2017	10.1
*10.15.1	Termination of Limited Liability Company Agreement of Taubman Properties Asia II LLC dated February 22, 2018 between Taubman Asia Management II LLC, René Tremblay, and Peter John Sharp.					X
*10.16	Limited Liability Company Agreement of Taubman Properties Asia III LLC dated September 22, 2016 by, between, and among Taubman Asia Management II LLC, Peter John Sharp, and Taubman Properties Asia III LLC.	10-Q	March 31, 2017	10.2
*10.17	Employment Agreement between Taubman Asia Management Limited and Peter John Sharp, effective January 1, 2017.	10-Q	March 31, 2017	10.3
*10.18	Employment Agreement between The Taubman Company LLC and Paul Wright, effective April 1, 2017.	10-Q	June 30, 2017	10.1
*10.19	Taubman Severance Plan for Senior Level Management	8-K		10.1	December 13, 2017
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
99	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*	A management contract or compensatory plan or arrangement required to be filed.
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

The management of Taubman Centers, Inc. is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management bases this assessment of the effectiveness of its internal control on recognized control criteria, the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has completed its assessment as of December 31, 2017.

Based on its assessment, management believes that Taubman Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2017. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report has issued their report on the Company’s system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Chicago, Illinois
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Taubman Centers, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Taubman Centers, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2018

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2017	2016
Assets:
Properties (Notes 4 and 8)	$4,461,045	$4,173,954
Accumulated depreciation and amortization	(1,276,916)	(1,147,390)
	$3,184,129	$3,026,564
Investment in Unconsolidated Joint Ventures (Note 5)	605,629	604,808
Cash and cash equivalents	42,499	40,603
Restricted cash (Note 1)	2,742	932
Accounts and notes receivable, less allowance for doubtful accounts of $10,237 and $4,311 in 2017 and 2016 (Note 6)	78,566	60,174
Accounts receivable from related parties (Note 12)	1,365	2,103
Deferred charges and other assets (Note 7)	299,662	275,728
Total Assets	$4,214,592	$4,010,912

Liabilities:
Notes payable, net (Note 8)	$3,555,228	$3,255,512
Accounts payable and accrued liabilities	307,041	336,536
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	494,851	480,863
	$4,357,120	$4,072,911
Commitments and contingencies (Notes 8, 9, 10, 11, 13, and 15)

Redeemable noncontrolling interests (Note 9)	$7,500	$8,704

Equity (Deficit):
Taubman Centers, Inc. Shareowners’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 24,938,114 and 25,029,059 shares issued and outstanding at December 31, 2017 and 2016	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both December 31, 2017 and 2016
Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both December 31, 2017 and 2016
Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,832,918 and 60,430,613 shares issued and outstanding at December 31, 2017 and 2016	608	604
Additional paid-in capital	675,333	657,281
Accumulated other comprehensive income (loss) (Note 19)	(6,919)	(35,916)
Dividends in excess of net income	(646,807)	(549,914)
	$22,240	$72,080
Noncontrolling interests (Note 9)	(172,268)	(142,783)
	$(150,028)	$(70,703)
Total Liabilities and Equity	$4,214,592	$4,010,912

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2017	2016	2015
Revenues:
Minimum rents	$345,557	$333,325	$310,831
Overage rents	16,923	20,020	20,233
Expense recoveries	211,625	202,467	188,023
Management, leasing, and development services (Note 2)	4,383	28,059	13,177
Other	50,677	28,686	24,908
	$629,165	$612,557	$557,172
Expenses:
Maintenance, taxes, utilities, and promotion	$167,091	$156,506	$145,118
Other operating	94,513	78,794	58,131
Management, leasing, and development services	2,157	4,042	5,914
General and administrative (Note 13)	39,018	48,056	45,727
Restructuring charge (Note 1)	13,848
Costs associated with shareowner activism (Note 1)	14,500	3,000
Interest expense	108,572	86,285	63,041
Depreciation and amortization	167,806	138,139	106,355
	$607,505	$514,822	$424,286
Nonoperating income, net (Notes 7, 10, and 15)	23,828	22,927	5,256
Income before income tax expense, equity in income of Unconsolidated Joint Ventures, and gain on dispositions, net of tax	$45,488	$120,662	$138,142
Income tax expense (Note 3)	(105)	(2,212)	(2,248)
Equity in income of Unconsolidated Joint Ventures (Note 5)	67,374	69,701	56,226
Income before gain on dispositions, net of tax	$112,757	$188,151	$192,120
Gain on dispositions, net of tax (Note 3)			437
Net income	$112,757	$188,151	$192,557
Net income attributable to noncontrolling interests (Note 9)	(32,052)	(55,538)	(58,430)
Net income attributable to Taubman Centers, Inc.	$80,705	$132,613	$134,127
Distributions to participating securities of TRG (Note 13)	(2,300)	(2,117)	(1,969)
Preferred stock dividends (Note 14)	(23,138)	(23,138)	(23,138)
Net income attributable to Taubman Centers, Inc. common shareowners	$55,267	$107,358	$109,020

Net income	$112,757	$188,151	$192,557
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other	(471)	(3,880)	(13,668)
Fair value adjustment for marketable equity securities	528	(428)
Cumulative translation adjustment	33,303	(17,339)	(15,279)
Reclassification adjustment for amounts recognized in net income	7,564	9,339	12,021
	$40,924	$(12,308)	$(16,926)
Comprehensive income	$153,681	$175,843	$175,631
Comprehensive income attributable to noncontrolling interests	(43,956)	(51,927)	(53,458)
Comprehensive income attributable to Taubman Centers, Inc.	$109,725	$123,916	$122,173

Basic earnings per common share (Note 16)	$0.91	$1.78	$1.78

Diluted earnings per common share (Note 16)	$0.91	$1.77	$1.76

Weighted average number of common shares outstanding – basic	60,675,129	60,363,416	61,389,113

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	39,617,000	$25	63,324,409	$633	$815,961	$(15,068)	$(483,188)	$101,580	$419,943
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(72,061)		73,295	1	(1)				—
Repurchase of common stock (Note 14)			(3,460,796)	(35)	(252,598)				(252,633)
Share-based compensation under employee and director benefit plans (Note 13)			296,653	3	19,249				19,252
Adjustments of noncontrolling interests (Notes 9 and 18)					69,521	(198)		(78,619)	(9,296)
Dividends and distributions							(163,087)	(68,415)	(231,502)
Other					14		(598)		(584)
Net income							134,127	58,430	192,557
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(9,653)		(4,015)	(13,668)
Cumulative translation adjustment						(10,790)		(4,489)	(15,279)
Reclassification adjustment for amounts recognized in net income						8,489		3,532	12,021
Balance, December 31, 2015	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(15,880)		15,880						—
Share-based compensation under employee and director benefit plans (Note 13)			181,172	2	17,028				17,030
Former Taubman Asia President redeemable equity adjustment (Note 9)					(13,854)				(13,854)
Adjustments of noncontrolling interests (Note 9)					1,959	1		(2,616)	(656)
Dividends and distributions (excludes $7,150 of distributions attributable to redeemable noncontrolling interest) (Note 9)							(168,988)	(200,754)	(369,742)
Other					2		(793)		(791)
Net income (excludes $656 of net loss attributable to redeemable noncontrolling interest) (Note 9)							132,613	56,194	188,807
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(2,742)		(1,138)	(3,880)
Fair value adjustment for marketable equity securities						(302)		(126)	(428)
Cumulative translation adjustment						(12,251)		(5,088)	(17,339)
Reclassification adjustment for amounts recognized in net income						6,598		2,741	9,339
Balance, December 31, 2016	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(90,945)		90,950	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 13)			311,355	3	18,046				18,049
Former Taubman Asia President redeemable equity adjustment (Note 9)					1,204				1,204
Adjustments of noncontrolling interests (Note 9)					(1,197)	(23)		296	(924)
Dividends and distributions							(177,266)	(74,661)	(251,927)
Other							(332)		(332)
Net income (excludes $924 of net loss attributable to redeemable noncontrolling interest) (Note 9)							80,705	32,976	113,681
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(333)		(138)	(471)
Fair value adjustment for marketable equity securities						374		154	528
Cumulative translation adjustment						23,615		9,688	33,303
Reclassification adjustment for amounts recognized in net income						5,364		2,200	7,564
Balance, December 31, 2017	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$112,757	$188,151	$192,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,806	138,139	106,355
Provision for bad debts	11,025	4,047	1,994
Gains on sales of peripheral land	(945)	(1,827)
Gains on SPG common share conversions (Note 7)	(11,613)	(11,069)
Other	17,285	18,925	15,799
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, restricted cash, deferred charges, and other assets	(24,096)	(32,833)	(15,636)
Accounts payable and other liabilities	7,634	1,490	6,616
Net Cash Provided By Operating Activities	$279,853	$305,023	$307,685

Cash Flows From Investing Activities:
Additions to properties	$(353,322)	$(504,864)	$(440,678)
Proceeds from sales of peripheral land	1,300	11,258
Cash drawn from (provided to) escrow or deposits related to center construction projects (Note 7)	(9,606)	(69,680)	28,857
Contributions to Unconsolidated Joint Ventures	(32,990)	(79,976)	(97,293)
Contribution for acquisition of Country Club Plaza (Note 2)		(314,245)
Distributions from Unconsolidated Joint Ventures in excess of income (Note 2)	70,847	234,913	5,755
Other	86	81	(1,762)
Net Cash Used In Investing Activities	$(323,685)	$(722,513)	$(505,121)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$269,955	$234,700
Debt proceeds	336,749	758,991	$1,198,640
Debt payments	(308,673)	(367,527)	(578,790)
Debt issuance costs	(6,665)	(1,620)	(12,743)
Repurchase of common stock (Note 14)			(252,633)
Issuance of common stock and/or TRG Units in connection with incentive plans	6,289	1,806	4,526
Distributions to noncontrolling interests (Note 9)	(74,661)	(207,904)	(68,415)
Distributions to participating securities of TRG	(2,300)	(2,117)	(1,969)
Contributions from noncontrolling interests (Note 9)		2,000
Cash dividends to preferred shareowners	(23,138)	(23,138)	(23,138)
Cash dividends to common shareowners	(151,828)	(143,733)	(137,830)
Net Cash Provided By Financing Activities	$45,728	$251,458	$127,648

Net Increase (Decrease) In Cash and Cash Equivalents	$1,896	$(166,032)	$(69,788)

Cash and Cash Equivalents at Beginning of Year	40,603	206,635	276,423

Cash and Cash Equivalents at End of Year	$42,499	$40,603	$206,635

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term "Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of retail shopping centers and interests therein. The Company’s owned portfolio as of December 31, 2017 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s operations in China and South Korea, as well as any developments in Asia, is headquartered in Hong Kong.

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

The Operating Partnership

At December 31, 2017 and 2016, the Operating Partnership’s equity included two classes of preferred equity (Series J and K Preferred Equity) (Note 14) and the net equity of the TRG unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and K Preferred Equity are owned by the Company and are eliminated in consolidation.

The partnership equity of the Operating Partnership and the Company's ownership therein are shown below:

Year	TRG Units outstanding at December 31	TRG Units owned by TCO at December 31(1)	TRG Units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest % in TRG
2017	85,788,252	60,832,918	24,955,334	71%	71%
2016	85,476,892	60,430,613	25,046,279	71	71
2015	85,295,720	60,233,561	25,062,159	71	71

(1)	There is a one-for-one relationship between TRG Units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of the Company at December 31, 2017 consisted of 24,938,114 shares of Series B Preferred Stock (Note 14) and 60,832,918 shares of common stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Shopping center space is generally leased to tenants under short and intermediate term leases that are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Overage rent is accrued when lessees' specified sales targets have been met. For traditional net leases, where tenants reimburse the landlord for an allocation of reimbursable costs incurred, the Company recognizes revenue in the period the applicable costs are chargeable to tenants. For tenants paying a fixed common area maintenance charge (which typically includes fixed increases over the lease term), the Company recognizes revenue on a straight-line basis over the lease terms. Management, leasing, and development revenue is recognized as services are rendered, when fees due are determinable, and collectibility is reasonably assured. Fees for management, leasing, and development services are established under contracts and are generally based on negotiated rates, percentages of cash receipts, and/or actual costs incurred. Fixed-fee development services contracts are generally accounted for under the percentage-of-completion method, using cost to cost measurements of progress. Profits on real estate sales are recognized whenever (1) a sale is consummated, (2) the buyer has demonstrated an adequate commitment to pay for the property, (3) the Company’s receivable is not subject to future subordination, and (4) the Company has transferred to the buyer the risks and rewards of ownership. Other revenues, including fees paid by tenants to terminate their leases, are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. Taxes assessed by government authorities on revenue-producing transactions, such as sales, use, and value-added taxes, are primarily accounted for on a net basis on the Company’s income statement. See Note 21 - New Accounting Pronouncements, for the Company's evaluation of the impact of Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers" and ASU No. ASU No. 2016-02, "Leases."

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

In the fourth quarter of 2015, the Company recognized an impairment charge on previously capitalized pre-development costs related to its enclosed shopping mall project that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida (Note 5).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. The Company deposits cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Substantially all cash equivalents at December 31, 2017 were not insured or guaranteed by the FDIC or any other government agency and were invested across two separate financial institutions as of December 31, 2017.

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of December 31, 2017 and 2016, the Company’s cash balances restricted for these uses were $2.7 million and $0.9 million, respectively. Included in restricted cash is $2.5 million at December 31, 2017 on deposit in excess of the FDIC insured limit.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. The cost of acquiring a controlling ownership interest or an additional ownership interest (if not already consolidated) is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of a property is determined on an "as-if-vacant" basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents, and carrying costs. The identifiable intangible assets would include the estimated value of "in-place" leases, above and below market "in-place" leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization or as an adjustment to rental revenue, as appropriate, over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease). Costs related to the acquisition of a controlling interest, including due diligence costs, professional fees, and other costs to effect an acquisition, are capitalized.

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

Share-Based Compensation Plans

The cost of share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized over the requisite employee service period which is generally the vesting period of the grant. The Company recognizes compensation costs for awards with graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The Company recognizes compensation costs for awards with net operating income performance conditions based on the grant date fair value of the award that coincides with the expected outcome of the condition, as updated for actual results (see "Note 13 - Share-Based Compensation and Other Employee Plans - Valuation Methodologies").

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Insurance Accounting

The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded until the proceeds are received. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the proceeds are received.

During the year ended December 31, 2017, the Company recorded insurance proceeds related to property damage incurred at The Mall of San Juan as a result of Hurricane Maria (Note 15).

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
In connection with the new 21% Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), the Company adjusted its net Federal deferred tax asset to reflect the change in tax rate (Note 3). Future changes to tax laws could affect the taxation of the REIT, partnerships and Taxable REIT subsidiaries, possibly having a significant impact on the current and deferred income taxes of the Company.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance Policies and Restructuring Charge

The Company has severance policies in place for its employees, which it accounts for as a post-employment benefit. The Company recognizes a liability and expense when it is probable that employees will be entitled to benefits under the severance policies and the amount can be reasonably estimated.

The Company has been undergoing a restructuring to reduce its workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the year ended December 31, 2017, the Company incurred $13.8 million of expenses related to the restructuring. These expenses have been separately classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2017, $7.1 million of the restructuring costs recognized during 2017 were unpaid and remained accrued.

Costs Associated with Shareowner Activism

During the years ended December 31, 2017 and 2016, the Company incurred $14.5 million and $3.0 million, respectively, of expense associated with activities related to shareowner activism, largely legal and advisory services. Also included in these costs is a retention program for certain employees. Given the uncertainties associated with shareowner activism and to ensure the retention of top talent in key positions within the Company, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. The Company and the Board of Directors believe these benefits are instrumental in ensuring the continued success of the Company. Due to the unusual and infrequent nature of these expenses in the Company's history, they have been separately classified as Costs Associated with Shareowner Activism in the Company's Consolidated Statement of Operations and Comprehensive Income.

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

Foreign Currency Translation
The Company has certain entities in Asia for which the functional currency is the local currency. The assets and liabilities of the entities are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transaction. The Company's share of unrealized gains and losses resulting from the translation of the entities' financial statements are reflected in shareowners' equity as a component of Accumulated Other Comprehensive Income (Loss) in the Company's Consolidated Balance Sheet (Note 19).
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments and Related Disclosures

The Company has one reportable operating segment: it owns, develops, and manages shopping centers. The Company has aggregated its shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are global chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Net Operating Income (NOI) is often used by the Company's chief operating decision makers in assessing segment operating performance. NOI is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisition, Redevelopments, Developments, and Service Agreement

Acquisition

Country Club Plaza

In March 2016, a joint venture that the Company formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG's share) in cash, excluding transaction costs. The Company has a 50% ownership interest in the center, which is jointly managed by both companies. The Company's ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. The joint venture determined the fair value of assets acquired and liabilities assumed upon acquisition. Also, in March 2016, a 10-year, $320 million ($160 million at TRG's share) non-recourse financing was completed for this center. The proceeds from the financing were distributed to the joint venture partners based on the partnership agreement ownership percentages. In March 2017, the joint venture sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG's share), which was a component of the mixed-use property acquired.

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills, which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of December 31, 2017, the Company's total capitalized costs related to these redevelopment projects were $385.3 million.

U.S. Development

International Market Place

International Market Place, a shopping center located in Waikiki, Honolulu, Hawaii, opened in August 2016.

Asia Developments

Operating Centers

The Company has opened three shopping centers in Asia: CityOn.Xi’an, located in Xi’an, China; Starfield Hanam, located in Hanam, South Korea; and CityOn.Zhengzhou, located in Zhengzhou, China. The shopping centers opened in April 2016, September 2016, and March 2017, respectively (Note 5). These investments are classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

South Korea Project

The Company was previously exploring a second development opportunity in South Korea with Shinsegae Group, the Company's partner in Starfield Hanam. In March 2017, the Company made a refundable deposit of $11.0 million relating to a potential development site. After performing due diligence, the Company has decided not to proceed with the project. The deposit, including a 5% return, was returned to the Company in November 2017.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense (Benefit)

The Company’s income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	2017		2016		2015
Federal current	$(2,509)		$2,238		$1,931
Federal deferred	1,632	(1)	(1,310)		(34)
Foreign current	849		404		628
Foreign deferred	158		293		(114)
State current	(208)		782		(528)
State deferred	183		(195)		(72)
Total income tax expense	$105		$2,212		$1,811
Add income tax benefit allocated to Gain on Dispositions (2)					437
Income tax expense as reported on the Consolidated Statement of Operations and Comprehensive Income	$105		$2,212	(3)	$2,248

(1)	Reflects $0.3 million of expense related to the restatement of the net Federal deferred tax asset at December 31, 2017 at the new 21% Federal corporate income tax rate under the 2017 Tax Act.

(2)
Amount represents a reduction of the income taxes incurred as part of the Company's sale of interests in International Plaza in January 2014, which is classified within Gain on Dispositions, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income.

(3)
Includes $0.5 million of income taxes recognized at the time of conversion of a portion of the Company's investment in partnership units in Simon Property Group Limited Partnership to common shares of Simon Property Group (Note 7).

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. The 2017 Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, the Company's Federal deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate. We have recorded a decrease related to the TRS net Federal deferred tax asset of $0.3 million, with a corresponding net adjustment to deferred income tax expense of $0.3 million for the year ended December 31, 2017. With the exception of the reduction in the corporate tax rate, the Company did not identify any other items for which the accounting for the income tax effects of the 2017 Tax Act have not been completed.

The 2017 Tax Act requires a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company believes that no such tax will be due as there are no accumulated foreign earnings applicable to the mandatory deemed repatriation.

Net Operating Loss Carryforwards

As of December 31, 2017, the Company had a foreign net operating loss carryforward of $6.5 million. Of the $6.5 million, $0.6 million had a carryforward period of 10 years, and the remaining had an indefinite carryforward period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	2017		2016
Deferred tax assets:
Federal	$503	(1)	$3,230
Foreign	1,788		1,673
State	545		935
Total deferred tax assets	$2,836		$5,838
Valuation allowances	(1,620)		(1,812)
Net deferred tax assets	$1,216		$4,026
Deferred tax liabilities:
Federal
Foreign	$1,517		1,124
State
Total deferred tax liabilities	$1,517		$1,124

(1)	Includes a $0.3 million reduction in the net Federal deferred tax asset due to the new 21% Federal corporate income tax rate under the 2017 Tax Act.

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

Tax Status of Dividends

Dividends declared on the Company’s common and preferred stock and their tax status are presented in the following tables. The tax status of the Company’s dividends in 2017, 2016, and 2015 may not be indicative of future periods. The portion of the per share dividends paid in 2017 and each year detailed in each table below as capital gains (long term and unrecaptured Sec. 1250) are designated as capital gain dividends as required by Internal Revenue Code Section 857(b)(3)(c).

Year	Dividends per common share declared	Return of capital	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2017	$2.5000	$0.4775	$1.3927	$0.4397	$0.1901
2016	2.3800	—	1.8427	0.3929	0.1444
2015	2.2600	0.0972	2.1621	0.0004	0.0003

Year	Dividends per Series J Preferred share declared	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2017	$1.6250	$1.0505	$0.4011	$0.1734
2016	1.6250	1.2581	0.2683	0.0986
2015	1.6250	1.6245	0.0003	0.0002

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Dividends per Series K Preferred share declared	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2017	$1.5625	$1.0101	$0.3857	$0.1667
2016	1.5625	1.2097	0.2580	0.0948
2015	1.5625	1.5620	0.0003	0.0002

Uncertain Tax Positions

The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017. The Company has no material interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015 or in the Consolidated Balance Sheet as of December 31, 2017 and 2016. As of December 31, 2017, returns for the calendar years 2014 through 2017 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 4 - Properties

Properties at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Land	$232,970	$233,303
Buildings, improvements, and equipment	3,838,862	3,639,256
Construction in process and pre-development costs	389,213	301,395
	$4,461,045	$4,173,954
Accumulated depreciation and amortization	(1,276,916)	(1,147,390)
	$3,184,129	$3,026,564

Depreciation expense for 2017, 2016, and 2015 was $161.1 million, $130.4 million, and $98.8 million, respectively.

The charge to operations in 2017, 2016, and 2015 for domestic and non-U.S. pre-development activities was $5.6 million, $5.0 million, and $4.3 million, respectively.

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

Shopping Center	Ownership as of December 31, 2017 and 2016
CityOn.Xi'an	50%
CityOn.Zhengzhou	49
Country Club Plaza	50
Fair Oaks	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Hanam	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

The Mall at Miami Worldcenter

In 2015, the Company made a decision not to move forward with an enclosed shopping mall that was intended to be part of the Miami Worldcenter mixed-use, urban development in Miami, Florida. As a result of this decision, an impairment charge of $11.8 million was recognized in the fourth quarter of 2015, which represents previously capitalized costs related to the pre-development of the enclosed mall plan. The impairment charge was recorded within Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income.

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

	December 31 2017	December 31 2016
Assets:
Properties	$3,756,890	$3,371,216
Accumulated depreciation and amortization	(767,678)	(661,611)
	$2,989,212	$2,709,605
Cash and cash equivalents	147,102	83,882
Accounts and notes receivable, less allowance for doubtful accounts of $4,706 and $1,965 in 2017 and 2016	121,173	87,612
Deferred charges and other assets	136,837	67,167
	$3,394,324	$2,948,266

Liabilities and accumulated deficiency in assets:
Notes payable, net (1)	$2,860,384	$2,706,628
Accounts payable and other liabilities	471,948	359,814
TRG's accumulated deficiency in assets	(48,338)	(166,226)
Unconsolidated Joint Venture Partners' accumulated deficiency in assets	110,330	48,050
	$3,394,324	$2,948,266

TRG's accumulated deficiency in assets (above)	$(48,338)	$(166,226)
TRG's investment in and advances to CityOn.Zhengzhou	46,106	112,861
TRG basis adjustments, including elimination of intercompany profit	63,886	126,240
TCO's additional basis	49,124	51,070
Net Investment in Unconsolidated Joint Ventures	$110,778	$123,945
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	494,851	480,863
Investment in Unconsolidated Joint Ventures	$605,629	$604,808

(1)	The Notes Payable, net amount excludes the construction financing outstanding for CityOn.Zhengzhou of $70.5 million ($34.5 million at TRG's share) as of December 31, 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2017	2016	2015
Revenues	$586,499	$477,458	$378,280
Maintenance, taxes, utilities, promotion, and other operating expenses	$218,004	$172,325	$118,909
Interest expense	130,339	103,973	85,198
Depreciation and amortization	127,625	95,051	55,318
Total operating costs	$475,968	$371,349	$259,425
Nonoperating income (expense)	2,894	317	(1)
Income tax expense	(5,226)	(375)
Gain on disposition, net of tax (1)	3,713
Net income	$111,912	$106,051	$118,854

Net income attributable to TRG	$59,994	$61,561	$65,384
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	9,326	10,086	4,542
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Beneficial interest in UJV impairment charge - Miami Worldcenter			(11,754)
Equity in income of Unconsolidated Joint Ventures	$67,374	$69,701	$56,226

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$202,332	$178,009	$147,905
Interest expense	(67,283)	(54,674)	(45,564)
Depreciation and amortization	(66,933)	(53,012)	(34,361)
Income tax expense	(2,825)	(622)
Gain on disposition, net of tax (1)	2,083
Beneficial interest in UJV impairment charge - Miami Worldcenter			(11,754)
Equity in income of Unconsolidated Joint Ventures	$67,374	$69,701	$56,226

(1)Amount represents the gain related to the sale of the Valencia Place office tower at Country Club Plaza in March 2017 (Note 2).

Related Party

TRG owns a 50% general partnership interest in Sunvalley, while the other 50% is controlled by the A. Alfred Taubman Restated Revocable Trust (the Revocable Trust). A. Alfred Taubman was the former Chairman of the Board and the father of Robert S. and William S. Taubman. Sunvalley is subject to a ground lease on the land, which is 50% owned through an affiliate of TRG and 50% by an entity owned and controlled by Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman. The Manager is the manager of the Sunvalley shopping center.

In 2016, the Company issued a note receivable to one of its Unconsolidated Joint Ventures for purposes of funding development costs. The balance of the note receivable was $46.1 million and $43.2 million as of December 31, 2017 and 2016, respectively, and was classified within Investments in Unconsolidated Joint Ventures on the Consolidated Balance Sheet and within Contributions to Unconsolidated Joint Ventures on the Consolidated Statement of Cash Flows.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Trade	$51,416	$31,958
Notes	4,031	2,959
Straight-line rent and recoveries	33,356	29,568
	$88,803	$64,485
Less: Allowance for doubtful accounts	(10,237)	(4,311)
	$78,566	$60,174

Note 7 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Leasing costs	$39,252	$35,939
Accumulated amortization	(9,223)	(10,519)
	$30,029	$25,420
In-place leases, net	4,462	6,264
Investment in Simon Property Group Limited Partnership Units (Note 17)		44,792
Investment in Simon Property Group common shares (Note 17)	101,348	44,418
Revolving credit facilities' deferred financing costs, net	6,456	3,995
Insurance deposit (Note 17)	16,703	15,440
Deposits	122,878	116,809
Prepaid expenses	6,362	4,557
Deferred tax asset, net	1,216	4,026
Other, net	10,208	10,007
	$299,662	$275,728

As of December 31, 2017 and 2016, the Company had $119.2 million and $111.4 million, respectively, in restricted deposits related to its Asia investments.

Simon Property Group Limited Partnership Unit Conversions

In December 2017 and 2016, the Company converted investments in 340,124 and 250,000 partnership units of Simon Property Group Limited Partnership (SPG LP Units) to Simon Property Group (SPG) common shares, respectively. Upon conversion, the Company recognized gains of $11.6 million and $11.1 million in 2017 and 2016, respectively, which were included within Nonoperating Income, Net in the Consolidated Statement of Operations and Comprehensive Income. The gains were calculated based on the change in fair value of the SPG share prices at the dates of conversion from the carrying value. The SPG LP Units were previously accounted for at cost. The SPG common shares are recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet at December 31, 2017 and 2016 based on the common share price at each date and are accounted for as available-for-sale marketable securities at fair value. Changes in fair value from conversion date to December 31, 2017 and 2016 are recorded in Other Comprehensive Income in the Consolidated Statement of Operations and Comprehensive Income.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable, Net

Notes payable, net at December 31, 2017 and 2016 consist of the following:

	2017		2016		Stated Interest Rate as of 12/31/17		Maturity Date		Number of Extension Options		Facility Amount
Cherry Creek Shopping Center	$550,000		$550,000		3.85%		06/01/28
City Creek Center	78,703	(1)	80,269	(1)	4.37%		08/01/23
Great Lakes Crossing Outlets	203,553		208,303		3.60%		01/06/23
The Mall at Green Hills	150,000		150,000		LIBOR+1.60%		12/01/18		Two, one-year options	(2)
International Market Place	293,801		257,052		LIBOR + 1.75%		08/14/18		Two, one-year options		$330,890
The Mall of San Juan			302,357	(3)
The Mall at Short Hills	1,000,000		1,000,000		3.48%		10/01/27
U.S. Headquarters	12,000		12,000		LIBOR + 1.40% Swapped to 3.49%		03/01/24
$65M Revolving Credit Facility	19,655		24,700		LIBOR + 1.40%		04/28/18				65,000	(4)
$1.1B Revolving Credit Facility	485,000	(5) (6)	210,000		LIBOR + 1.45%	(5)	02/01/21	(5)	Two, six-month options	(5)	1,100,000	(5)(6)
$475M Unsecured Term Loan	475,000	(7)	475,000	(7)	LIBOR + 1.60%	(7)	02/28/19
$300M Unsecured Term Loan	300,000	(6) (8)		(8)	LIBOR + 1.60%	(8)	02/01/22
Deferred Financing Costs, Net	(12,484)		(14,169)
	$3,555,228		$3,255,512

(1)
The Operating Partnership has provided a limited guarantee of the repayment of the City Creek Center loan, which could be triggered only upon a decline in center occupancy to a level that the Company believes is remote.

(2)	In July 2017, the Company added an additional one-year extension option to The Mall at Green Hills loan, providing the option to extend the maturity date to December 2020.

(3)
In March 2017, the Company repaid the outstanding balance of $302.4 million on the construction facility for The Mall of San Juan, which was scheduled to mature in April 2017. The rate on the loan was LIBOR + 2.00%. The Company funded the repayment using its revolving lines of credit.

(4)	The unused borrowing capacity at December 31, 2017 was $40.8 million, after considering $4.6 million of letters of credit outstanding on the facility.

(5)
In February 2017, the Company amended its $1.1 billion primary unsecured revolving credit facility extending the maturity date to February 2021, with two six-month extension options. As of December 31, 2017, the interest rate on the facility was a range of LIBOR plus 1.15% to LIBOR plus 1.70% and a facility fee of 0.20% to 0.25% based on the Company's total leverage ratio. The unused borrowing capacity at December 31, 2017 was $499.3 million.

(6)
The $1.1 billion primary unsecured revolving line of credit includes an accordion feature, which in combination with the $300 million unsecured term loan would increase the Company's maximum aggregate total commitment to $2.0 billion between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2017, the Company could not fully utilize the accordion feature unless additional assets were added to the unencumbered asset pool.

(7)
TRG is the borrower under the $475 million unsecured term loan with an accordion feature to increase the borrowing capacity to $600 million, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2017, the Company could not fully utilize the accordion feature unless additional assets were added to the unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.35% to LIBOR plus 1.90% based on the Company's total leverage ratio. The LIBOR rate is swapped to a fixed interest rate of 1.65%, resulting in an effective interest rate in the range of 3.00% to 3.55% (Note 10).

(8)
In February 2017, TRG completed a $300 million unsecured term loan that bears interest at a range of LIBOR plus 1.25% to LIBOR plus 1.90% based on the Company's total leverage ratio. Beginning January 2018, the LIBOR rate was swapped through maturity to a fixed rate of 2.14%, which will result in an effective interest rate in the range of 3.39% to 4.04% (Note 10).

(9)	Amounts in table may not add due to rounding.

Notes payable are collateralized by properties with a net book value of $1.6 billion at December 31, 2017.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on notes payable as of December 31, 2017:

2018	$470,019	(1)
2019	481,820
2020	7,058
2021	492,363	(2)
2022	307,652
Thereafter	1,808,800
Total principal maturities	$3,567,712
Net unamortized deferred financing costs	(12,484)
Total notes payable, net	$3,555,228

(1)	Includes a total of $443.8 million with two, one-year extension options.

(2)	Includes $485.0 million with two six-month extension options.

2018 Maturities

The construction facility for International Market Place matures in August 2018. As of December 31, 2017, the outstanding balance of this construction facility was $293.8 million. The Company is currently evaluating options related to refinancing or exercising the initial one-year extension option.

The loan for The Mall at Green Hills matures in December 2018. The Company plans to exercise the initial one-year extension option upon maturity.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s primary unsecured revolving line of credit, $475 million and $300 million unsecured term loans, and the construction facility on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which applied to Beverly Center, Dolphin Mall, The Gardens on El Paseo, and Twelve Oaks Mall on a combined basis as of December 31, 2017. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2017, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of December 31, 2017. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction financing facility as of December 31, 2017 was $293.8 million. Accrued but unpaid interest as of December 31, 2017 was $0.8 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of December 31, 2017, the interest rate swap was in an asset position and had unpaid interest of $0.1 million. The Company believes the likelihood of a payment under the guarantee to be remote.

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
December 31, 2017	$3,555,228		$2,860,384		$3,261,777		$1,459,854
December 31, 2016	3,255,512		2,777,162		2,949,440		1,425,511

Capitalized interest:
Year Ended December 31, 2017	$12,402	(1)	$456	(2)	$12,326	(1)	$456	(2)
Year Ended December 31, 2016	21,864	(1)	2,589	(2)	21,728	(1)	2,589	(2)

Interest expense:
Year Ended December 31, 2017	$108,572		$130,339		$96,630		$67,283
Year Ended December 31, 2016	86,285		103,973		75,954		54,674

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

The Former Asia President has an ownership interest in Taubman Asia. This interest entitled the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities undergone prior to the Successor Asia President obtaining an ownership interest (see below) being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon Taubman Asia's properties reaching certain specified milestones. The redemption price for the ownership interest is the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into level 3 of the fair value hierarchy. As of December 31, 2017 and 2016, the carrying amount of this redeemable equity was $7.5 million and $8.7 million, respectively. Any adjustments to the redemption value are recorded through equity.

In April 2016, the Company reacquired half of the Former Asia President's previous 10% ownership interest in Taubman Asia for $7.2 million. The Former Asia President contributed $2 million to Taubman Asia, which may be returned, in part or in whole, upon satisfaction of the re-evaluation of the full liquidation value of Taubman Asia as of April 2016; such re-evaluation will be performed at the Former Asia President's election on or after the third anniversary of the opening of specified Asia projects. The Former Asia President's current 5% interest is puttable beginning in 2019 at the earliest and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. The $7.2 million acquisition price is reflected as a distribution to noncontrolling interests on the Consolidated Statement of Cash Flows.

The Successor Asia President also has an ownership interest in Taubman Asia. This interest entitles the Successor Asia President to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Successor Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Successor Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Successor Asia President has the ability to put, the Successor Asia President’s ownership interest upon specified terminations of the Successor Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as January 2022) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Successor Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. As of December 31, 2017, the carrying amount of this redeemable equity was zero. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Market Place

The Company owns a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii, which opened in August 2016. The 6.5% joint venture partner has no obligation nor the right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both December 31, 2017 and 2016. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	2017	2016
Balance, January 1	$8,704
Former Taubman Asia President vested redeemable equity	(1,204)	$13,854
Distributions		(7,150)
Contributions		2,000
Allocation of net loss	(924)	(656)
Adjustments of redeemable noncontrolling interest	924	656
Balance, December 31	$7,500	$8,704

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of December 31, 2017 and 2016 included the following:

	2017	2016
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(160,359)	$(155,919)
Noncontrolling interests in partnership equity of TRG	(11,909)	13,136
	$(172,268)	$(142,783)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the years ended December 31, 2017, 2016, and 2015 included the following:

	2017	2016	2015
Net income (loss) attributable to non-redeemable noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$7,699	$8,761	$11,222
Noncontrolling share of income of TRG	25,277	47,433	47,208
	$32,976	$56,194	$58,430
Redeemable noncontrolling interest:	(924)	(656)
	$32,052	$55,538	$58,430

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following schedule presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners	$55,267	$107,358	$109,020
Transfers (to) from the noncontrolling interest:
Increase (decrease) in Taubman Centers, Inc.’s paid-in capital for the adjustments of noncontrolling interest (1)	(1,197)	1,959	69,521
Net transfers (to) from noncontrolling interests	(1,197)	1,959	69,521
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$54,070	$109,317	$178,541

(1)
In 2017, 2016, and 2015, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 13) and issuances of stock pursuant to the continuing offer (Note 15). In 2017 and 2016, adjustments of the noncontrolling interest were also made in connection with the accounting for the Former Asia President's redeemable ownership interest. In 2015, adjustments of the noncontrolling interest were also made as a result of share repurchases (Note 14).

Finite Life Entities

Accounting Standards Codification Topic 480, "Distinguishing Liabilities from Equity" establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2017, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $360 million at December 31, 2017, compared to a book value of $(160.4) million that is classified in Noncontrolling Interests in the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate		Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%		1.60%	(1)	3.24%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%		1.60%	(1)	3.25%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%		1.60%	(1)	3.24%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000		(2)		(2)		(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	(3)	1.40%	(3)	3.49%	(3)	March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (4)	50%	130,201	2.40%		1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50%	130,201	2.40%		1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (5)	50.1%	165,656	1.83%		1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed KRW cross-currency interest rate swap (6)	34.3%	52,065 USD / 60,500,000 KRW	1.52%		1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $475 million unsecured term loan. The credit spread on this loan can also vary within a range of 1.35% to 1.90%, depending on the Company's leverage ratio at the measurement date, resulting in an effective rate in the range of 3.00% to 3.55% during the swap period.

(2)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow, beginning with the January 2018 effective date of the swaps. The Company began using these forward starting swaps to manage interest rate risk on the $300 million unsecured term loan in January 2018. Beginning in January 2018, the LIBOR rate was swapped to a fixed rate of 2.14%. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on the Company's total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.39% to 4.04% during the swap period.

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

The Company expects that approximately $0.9 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as a reduction of income in the following 12 months.

The following tables present the effect of derivative instruments on the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

During the years ended December 31, 2017, 2016, and 2015, the Company recognized an inconsequential amount of hedge ineffectiveness related to the swaps used to hedge the $475 million unsecured term loan. The hedge ineffectiveness for each period was recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. In addition, during the year ended December 31, 2015, the Company recorded a loss of $0.2 million of hedge ineffectiveness expense in Equity in Income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income related to the Starfield Hanam swap prior to its hedge inception in September 2015 and an immaterial amount of hedge ineffectiveness expense after hedge inception.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2017	2016	2015		2017	2016	2015
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$3,994	$2,234	$(1,730)	Interest Expense	$(2,879)	$(5,823)	$(7,211)
Interest rate contracts – UJVs	2,898	2,478	71	Equity in Income of UJVs	(2,406)	(3,775)	(4,489)
Cross-currency interest rate contract – UJV	201	(109)	12	Equity in Income of UJVs	(2,279)	259	(321)
Total derivatives in cash flow hedging relationships	$7,093	$4,603	$(1,647)		$(7,564)	$(9,339)	$(12,021)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value in the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported in the Consolidated Balance Sheet as of December 31, 2017 and 2016.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2017	December 31 2016
Derivatives designated as hedging instruments:
Asset derivative:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets	$939
Interest rate contracts – UJV	Investment in UJVs	760
Cross-currency interest rate contract - UJV	Investment in UJVs		$381
Total assets designated as hedging instruments		$1,699	$381

Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(484)	$(3,548)
Interest rate contracts – UJV	Investment in UJVs	(357)	(2,496)
Cross-currency interest rate contract - UJV	Investment in UJVs	(1,630)
Total liabilities designated as hedging instruments		$(2,471)	$(6,044)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on the Operating Partnership's indebtedness. As of December 31, 2017, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of December 31, 2017 and 2016, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $2.5 million and $6.0 million, respectively. As of December 31, 2017 and 2016, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 8 regarding guarantees and Note 17 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, overage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2017 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2018	$332,593
2019	318,103
2020	292,463
2021	254,603
2022	215,625
Thereafter	664,727

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2104. In addition, one center has an option to extend the term for three 10-year periods and another center has the option to extend the lease term for one additional 10-year period. Ground rent expense is recognized on a straight-line basis over the lease terms.

The Company also leases certain of its office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2022.

Rental expense on a straight-line basis under operating leases was $20.1 million in 2017, $15.1 million in 2016, and $15.4 million in 2015. There was no contingent rent expense under operating leases in 2017, 2016, or 2015. Payables representing straight-line rent adjustments under lease agreements were $62.6 million and $59.3 million, as of December 31, 2017 and 2016, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2018	$15,484
2019	15,427
2020	14,288
2021	12,740
2022	13,982
Thereafter	737,210

The Company owns the retail space subject to a long-term participating lease at City Creek Center, a mixed-use project in Salt Lake City, Utah. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church is the participating lessor. The Company owns 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase the Company’s interest at fair value at various points in time over the term of the lease. In addition to the minimum rent included in the table above, the Company may pay contingent rent based on the performance of the center.

International Market Place, a shopping mall located in Waikiki, Honolulu, Hawaii, opened in August 2016. The project is subject to a long-term participating ground lease. In addition to minimum rent included in the table above, the Company may pay contingent rent based on the performance of the center.

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

The Revocable Trust and certain of its affiliates receive various management services from the Manager. For such services, the Revocable Trust and affiliates paid the Manager $2.5 million in 2017, $3.0 million in 2016, and $2.9 million in 2015. These amounts are classified in Management, Leasing, and Development Services revenues within the Consolidated Statement of Operations and Comprehensive Income.

Other related party transactions are described in Notes 5, 13, and 15.

Note 13 - Share-Based Compensation and Other Employee Plans

The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which is shareowner approved, provides for the award to directors, officers, employees, and other service providers of the Company of restricted shares, restricted TRG Units, options to purchase common shares or TRG Units, share appreciation rights, performance share units, unrestricted shares or TRG Units, and other awards to acquire up to an aggregate of 8.5 million common shares or TRG Units. TRG Units to be awarded also include "TRG Profits Units", which are intended to constitute "profits interests" within the meaning of Treasury authority under the Internal Revenue Code of 1986, as amended. In addition, non-employee directors have the option to defer their compensation under a deferred compensation plan.

Non-option awards granted after an amendment of the 2008 Omnibus Plan in 2010 are deducted at a ratio of 1.85 common shares or TRG Units. Options are deducted on a one-for-one basis. The amount available for future grants is adjusted when the number of contingently issuable common shares or units are settled, for grants that are forfeited, and for options that expire without being exercised.

TRG Profits Units

In 2016 and 2017, the following types of TRG Profits Units awards were granted to certain senior management individuals: (1) a time-based award with a three-year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three-year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three-year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units vested if a specified absolute TSR level is not achieved. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of TRG Units being issued at vesting under both the TRG Profits Units and the Performance Share Unit programs.

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

The TRG Profits Units issued in 2017 and 2016 vest in March 2020 and March 2019, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. Each holder of a TRG Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested TRG Profits Units have not achieved the applicable criteria for conversion to TRG Units, vesting and economic equivalence to a TRG Unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Management Employee Grants

During 2017, 2016, and 2015, other types of awards granted to management employees include those described below. These generally vest in March 2020, March 2019, and March 2018, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

TSR - Based Performance Share Units (TSR PSU) - Each TSR PSU represents the right to receive, upon vesting, shares of common stock ranging from 0-300% of the TSR PSU based on the Company's market performance relative to that of a peer group. The TSR PSU grants include a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period.

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

Expensed and Capitalized Costs

The compensation cost charged to income for the Company’s share-based compensation plans was $10.8 million, $11.8 million, and $12.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. During the year ended December 31, 2015, a reversal of $2.0 million of prior period share-based compensation expense was recognized upon the announcement of an executive management transition as a reduction of General and Administrative expense on the Company’s Consolidated Statement of Operations and Comprehensive Income. Compensation cost capitalized as part of properties and deferred leasing costs was $0.9 million, $1.3 million, and $2.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of Activity for the years ended December 31, 2017, 2016, and 2015

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—		$—
Granted	68,045		59.89
Forfeited	(22,105)		60.71
Outstanding at December 31, 2016	45,940		$59.49
Granted	46,076		57.84
Forfeited	(30,885)		57.85
Outstanding at December 31, 2017	61,131		$59.08

Fully vested at December 31, 2017	3,826	(1)	$59.03

(1)	These Restricted TRG Profits Units vested as a result of the Company's restructuring and reduction in its workforce (Note 1).

Based on the Company's common stock price as of December 31, 2017, the total current intrinsic value of Restricted TRG Profits Units fully vested as of December 31, 2017 was $0.3 million. No Restricted TRG Profits Units vested in 2016 or 2015.

As of December 31, 2017, there was $1.7 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.5 years.

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—		$—
Granted	119,123		26.42
Forfeited	(15,754)		26.42
Outstanding at December 31, 2016	103,369		$26.42
Granted	103,666		23.14
Forfeited	(77,302)		23.42
Outstanding at December 31, 2017	129,733		$25.59

Fully vested at December 31, 2017	797	(1)	$23.14

(1)	These Relative TSR Performance-based TRG Profits Units vested as a result of the Company's restructuring and reduction in its workforce (Note 1).

Based on the Company's common stock price as of December 31, 2017, the total current intrinsic value of Relative TSR Performance-based TRG Profits Units fully vested as of December 31, 2017 was $0.1 million. No Relative TSR Performance-based TRG Profits Units vested in 2016 or 2015.

As of December 31, 2017, there was $1.6 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.5 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—		$—
Granted	119,123		41.87
Forfeited	(15,754)		19.41
Outstanding at December 31, 2016	103,369		$41.87
Granted	103,666		19.35
Forfeited	(75,431)		$20.59
Outstanding at December 31, 2017	131,604		$19.69

Fully vested at December 31, 2017	2,668	(1)	$33.56

(1)	These NOI Performance-based TRG Profits Units vested as a result of the Company's restructuring and reduction in its workforce (Note 1).

Based on the Company's common stock price as of December 31, 2017, the total current intrinsic value of NOI Performance-based TRG Profits Units fully vested as of December 31, 2017 was $0.2 million. No NOI Performance-based TRG Profits Units vested in 2016 or 2015.

As of December 31, 2017, there was $1.2 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.5 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TSR - Based Performance Share Units

	Number of TSR PSU		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	254,651		$132.86
Granted	50,256		112.30
Forfeited	(5,854)		174.95
Vested	(43,575)	(1)	97.44
Outstanding at December 31, 2015	255,478		$134.52
Forfeited	(44,585)		149.43
Vested	(44,866)	(1)	96.61
Outstanding at December 31, 2016	166,027		$138.93
Granted	5,046		80.16
Vested - three-year grants	(50,459)	(2)	90.51
Vested - 2012 and 2013 special grants	(79,764)	(3)	181.99
Outstanding at December 31, 2017	40,850		$107.38

(1) Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the years ended December 31, 2016 and 2015 was zero shares in both years. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

(2)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2017 was 30,601 shares for the TSR PSU three-year grants. The shares of common stock were issued at a weighted average rate of 0.60x and in the range of 0.00x to 1.00x. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period. Included in the vested PSUs are awards that vested early due to a retirement and as a result of the Company's restructuring and reduction in its workforce (Note 1).

(3)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2017 was zero shares for the 2012 and 2013 TSR PSU special grants. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

The total intrinsic value of TSR PSU vested during the years ended December 31, 2017, 2016, and 2015 was $2.1 million, zero, and zero, respectively.

None of the TSR PSU outstanding at December 31, 2017 were vested. As of December 31, 2017, there was $0.4 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 0.4 years.

NOI - Based Performance Share Units

	Number of NOI PSU		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	—		$—
Granted	5,046		67.04
Vested	(1,242)	(1)	67.50
Outstanding at December 31, 2017	3,804		$67.00

(1)
The actual number of shares of common stock issued upon vesting during the year ended December 31, 2017 was 1,242 shares (1.0x). That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which NOI was achieved during the performance period. These NOI PSU vested as a result of the Company's restructuring and reduction in its workforce (Note 1).

The total intrinsic value of NOI PSU vested during the year ended December 31, 2017 was $0.1 million. No NOI PSU vested in 2016 or 2015.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the NOI PSU outstanding at December 31, 2017 were vested. As of December 31, 2017, there was $0.2 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 2.2 years.

Restricted Share Units

	Number of RSU	Weighted average Grant Date Fair Value
Outstanding at January 1, 2015	293,651	$67.00
Granted	100,682	74.36
Forfeited	(14,542)	69.87
Vested	(96,438)	65.60
Outstanding at December 31, 2015	283,353	$69.93
Granted	55,888	73.42
Forfeited	(17,012)	69.20
Vested	(90,326)	71.57
Outstanding at December 31, 2016	231,903	$70.40
Granted	110,210	63.33
Forfeited	(12,499)	67.78
Vested	(126,951)	66.98
Outstanding at December 31, 2017	202,663	$68.86
Based on an analysis of historical employee turnover, the Company has made an annual forfeiture assumption of 2.00% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2017, 2016, and 2015 was $8.6 million, $6.6 million, and $7.0 million, respectively.

None of the RSU outstanding at December 31, 2017 were vested. As of December 31, 2017, there was $5.7 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

Options

Options were granted to purchase TRG Units, which are exchangeable for new shares of the Company’s common stock under the Continuing Offer (Note 15). The options had ten-year contractual terms.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2015	521,293	$39.20	1.6	$26.56	-	$51.15
Exercised	(228,750)	29.72
Outstanding at December 31, 2015	292,543	$46.60	1.4	$35.50	-	$51.15
Exercised	(89,957)	42.66
Outstanding at December 31, 2016	202,586	$48.35	0.7	$45.90	-	$51.15
Exercised	(202,586)	48.35
Outstanding at December 31, 2017	—	$—

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $3.5 million, $2.4 million, and $10.0 million, respectively. Cash received from option exercises for the years ended December 31, 2017, 2016, and 2015 was $9.8 million, $3.8 million, and $6.8 million, respectively.

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

Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan provides a quarterly grant to each non-employee director of the Company shares of the Company's common stock based on the fair value of the Company's common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $125,000 in 2017, 2016, and 2015. As of December 31, 2017, 19,532 shares have been issued under the 2008 Omnibus Plan. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by the Company’s Board of Directors, allows each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer fee until the termination of his or her service on the Company’s Board of Directors and for such deferred amount to be denominated in restricted stock units. The number of restricted stock units received equals the amount of the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on its common stock, the directors’ notional deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the Company’s common stock on the business day immediately before the record date of the applicable dividend payment. There were 144,420 restricted stock units outstanding under the DCP at December 31, 2017.

Other Employee Plan

The Company has a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2012 (the Plan). The Company believes the Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). The Company contributes an amount ranging from 0% to 4% of the qualified wages of all qualified employees depending on the Company's performance and matches employee contributions in excess of 2% for a total contribution in the range of 0% to 9% of qualified wages. In addition, the Company may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. The Company’s contributions and costs relating to the Plan were $2.5 million in 2017, $3.1 million in 2016, and $2.9 million in 2015.

Note 14 - Common and Preferred Stock and Equity of TRG

Common Stock

The Company's Board of Directors previously authorized a share repurchase program under which the Company was permitted to repurchase up to $450 million of its outstanding common stock. As of December 31, 2017, the Company cumulatively repurchased 4,247,867 shares of its common stock at an average price of $71.79 per share, for a total of $304.9 million under the authorization. All shares repurchased were cancelled. For each share of the Company’s common stock repurchased, one of the Company’s TRG Units was redeemed. Repurchases of common stock were financed through general corporate funds, including borrowings under existing revolving lines of credit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company is obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Stock) for each of the TRG Units held by the noncontrolling partners. Each share of Series B Preferred Stock entitles the holder to one vote on all matters submitted to the Company's shareowners. The holders of Series B Preferred Stock, voting as a class, have the right to designate up to four nominees for election as directors of the Company. On all other matters, including the election of directors, the holders of Series B Preferred Stock will vote with the holders of common stock. The holders of Series B Preferred Stock are not entitled to dividends or earnings of the Company. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2017, 2016, and 2015, 90,945 shares, 15,880 shares, and 72,061 shares of Series B Preferred Stock, respectively, were converted to five shares, zero shares, and four shares of the Company’s common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

Note 15 - Commitments and Contingencies

Cash Tender

At the time of the Company's initial public offering and acquisition of its partnership interest in TRG in 1992, the Company entered into an agreement (the Cash Tender Agreement) with the Revocable Trust and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in TRG, whereby each of the Revocable Trust and TVG (and/or any assignee of the Revocable Trust or TVG) has the right to tender to the Company TRG Units (provided that if the tendering party is tendering less than all of its TRG Units, the aggregate value is at least $50 million) and cause the Company to purchase the tendered interests at a purchase price based on its market valuation of the Company on the trading date immediately preceding the date of the tender (except as otherwise provided below). TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the tendering party, TRG Units held by members of A. Alfred Taubman’s family and TRG Units held by entities in which his family members hold interests may be included in such a tender.

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

Based on a market value at December 31, 2017 of $65.43 per share for the Company's common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.6 billion. The purchase of these interests at December 31, 2017 would have resulted in the Company owning an additional 28% interest in TRG.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hurricane Maria and The Mall of San Juan

As a result of Hurricane Maria, The Mall of San Juan experienced certain interior water damage, impacts to exterior landscaping and signage, and significant damage to both Nordstrom and Saks Fifth Avenue. The Company has substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. This coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions.
During the year ended December 31, 2017, the Company recorded $1.1 million of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. Additionally, during the year ended December 31, 2017, the Company recognized an estimated depreciation expense of $7 million relating to property damage and the write-off of tenant allowances, which reflects a reduction of $0.9 million related to insurance proceeds expected to be received for previously capitalized expenditures. The Company continues to assess physical loss and will update its estimates if necessary.

On October 17, 2017, Plaza Internacional Puerto Rico LLC (Plaza Internacional), the owner of The Mall of San Juan (the Mall), filed a civil action in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503), against Saks Fifth Avenue Puerto Rico, Inc. (Saks PR), and Saks Incorporated (Saks Inc.). The lawsuit asks the court to compel Saks PR and Saks Inc. to immediately repair and remediate the Saks Fifth Avenue store (the Store) that was damaged by Hurricane Maria on September 20, 2017, to reopen the Store on the completion of the reconstruction, and to operate the Store in accordance with the Operating Covenant contained in the Construction, Operation and Reciprocal Easement Agreement among Plaza Internacional, Saks PR, and Nordstrom Puerto Rico LLC (Nordstrom PR) made as of April 23, 2013 (the REA). In response, Saks PR and Saks Inc. filed a Counterclaim, alleging that they have no obligation to repair, remediate, reconstruct, or reopen the Store, asserting various alleged breaches of the REA and other operating agreements. Should Saks PR prevail, Nordstrom PR and other Mall tenants may then have the right to terminate their own operating covenants or leases. Plaza Internacional is vigorously prosecuting its claims and defending the Counterclaim. The outcome of the action cannot be predicted, and, at this time, the Company is unable to estimate the amount of loss that could result from an unfavorable outcome. An unfavorable outcome may have a material and adverse effect on the Company's business and its results of operations.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings Per Common Share

Basic earnings per common share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per common share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding TRG Units exchangeable for common shares under the Continuing Offer (Note 15), outstanding options for TRG Units, TSR PSU, NOI PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued TRG Units under a unit option deferral election (Note 13). In computing the potentially dilutive effect of potential common stock, TRG Units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of TRG Units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted earnings per common share based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.

	Year Ended December 31
	2017	2016	2015
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$55,267	$107,358	$109,020
Impact of additional ownership of TRG	114	257	398
Diluted	$55,381	$107,615	$109,418

Shares (Denominator) – basic	60,675,129	60,363,416	61,389,113
Effect of dilutive securities	365,366	466,139	772,221
Shares (Denominator) – diluted	61,040,495	60,829,555	62,161,334

Earnings per common share - basic	$0.91	$1.78	$1.78
Earnings per common share - diluted	$0.91	$1.77	$1.76

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

	Year Ended December 31
	2017	2016	2015
Weighted average noncontrolling TRG Units outstanding	4,089,327	3,983,781	4,029,934
Unissued TRG Units under unit option deferral elections	871,262	871,262	871,262

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

Other

The Company's valuations of both its investments in an insurance deposit and in 590,124 and 250,000 SPG common shares as of December 31, 2017 and 2016, respectively, utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2017 Using		Fair Value Measurements as of December 31, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares (Note 7)	$101,348		$44,418
Insurance deposit	16,703		15,440
Derivative interest rate contracts (Note 10)		$939
Total assets	$118,051	$939	$59,858	$—

Derivative interest rate contracts (Note 10)		$(484)		$(3,548)
Total liabilities		$(484)		$(3,548)

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

Financial Instruments Carried at Other Than Fair Values

Simon Property Group Limited Partnership Units

As of December 31, 2016, the Company owned 340,124 SPG LP Units. In December 2017, the Company converted their remaining 340,124 SPG LP Units to SPG common shares (Note 7). The fair value of the SPG LP Units, which was derived from SPG's common share price and therefore fell into Level 2 of the fair value hierarchy, was $60.4 million at December 31, 2016. The SPG LP Units were classified as Deferred Charges and Other Assets on the Consolidated Balance Sheet and had a book value of $44.8 million at December 31, 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2017 and 2016, the Company employed the credit spreads at which the debt was originally issued. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of December 31, 2017 or 2016. To further assist financial statement users, the Company has included with its fair value disclosures an analysis of interest rate sensitivity.

The estimated fair values of notes payable at December 31, 2017 and 2016 were as follows:

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$3,555,228	$3,503,071	$3,255,512	$3,184,036

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2017 by $131.1 million or 3.7%.

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

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2017, 2016, and 2015, net of amounts capitalized of $12.4 million, $21.9 million, and $31.1 million, respectively, was $100.9 million, $78.1 million, and $57.6 million, respectively. In 2017, 2016, and 2015, $2.5 million, $3.5 million and $2.6 million of income taxes were paid, respectively. The following non-cash investing and financing activities occurred during 2017, 2016, and 2015.

	2017	2016	2015
Recapitalization of The Mall of San Juan joint venture (1)			$9,296
Other non-cash additions to properties	$79,023	$108,581	104,494

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Taubman Centers, Inc. AOCI				Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Fair value adjustment for marketable equity securities	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Fair value adjustment for marketable equity securities	Total
January 1, 2015	$(101)	$(14,967)		$(15,068)	$(41)	$5,879		$5,838
Other comprehensive income (loss) before reclassifications	(10,790)	(9,653)		(20,443)	(4,489)	(4,015)		(8,504)
Amounts reclassified from AOCI		8,489		8,489		3,532		3,532
Net current period other comprehensive income (loss)	(10,790)	(1,164)	—	(11,954)	(4,489)	(483)	—	(4,972)
Adjustments due to changes in ownership	1	(199)		(198)	(1)	199		198
December 31, 2015	$(10,890)	$(16,330)	$—	$(27,220)	$(4,531)	$5,595	$—	$1,064
Other comprehensive income (loss) before reclassifications	(12,251)	(2,742)	(302)	(15,295)	(5,088)	(1,138)	(126)	(6,352)
Amounts reclassified from AOCI		6,598		6,598		2,741		2,741
Net current period other comprehensive income (loss)	(12,251)	3,856	(302)	(8,697)	(5,088)	1,603	(126)	(3,611)
Adjustments due to changes in ownership	(6)	7		1	6	(7)		(1)
December 31, 2016	$(23,147)	$(12,467)	$(302)	$(35,916)	$(9,613)	$7,191	$(126)	$(2,548)
Other comprehensive income (loss) before reclassifications	23,615	(333)	374	23,656	9,688	(138)	154	9,704
Amounts reclassified from AOCI		5,364		5,364		2,200		2,200
Net current period other comprehensive income (loss)	23,615	5,031	374	29,020	9,688	2,062	154	11,904
Adjustments due to changes in ownership	(84)	61		(23)	84	(61)		23
December 31, 2017	$384	$(7,375)	$72	$(6,919)	$159	$9,192	$28	$9,379

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the year ended December 31, 2017:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,879	Interest Expense
Realized loss on interest rate contracts - UJVs	2,406	Equity in Income in UJVs
Realized loss on cross-currency interest rate contract - UJV	2,279	Equity in Income in UJVs
Total reclassifications for the period	$7,564

The following table presents reclassifications out of AOCI for the year ended December 31, 2016:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$5,823	Interest Expense
Realized loss on interest rate contracts - UJVs	3,775	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(259)	Equity in Income in UJVs
Total reclassifications for the period	$9,339

The following table presents reclassifications out of AOCI for the year ended December 31, 2015:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$7,211	Interest Expense
Realized loss on interest rate contracts - UJVs	4,489	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	321	Equity in Income of UJVs
Total reclassifications for the period	$12,021

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$149,083	$154,676	$153,222	$172,184
Equity in income of Unconsolidated Joint Ventures	20,118	13,258	13,723	20,275
Net income	32,759	27,663	14,251	38,084
Net income attributable to TCO common shareowners	17,170	13,483	4,363	20,251
Earnings per common share – basic	$0.28	$0.22	$0.07	$0.33
Earnings per common share – diluted	$0.28	$0.22	$0.07	$0.33

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$139,455	$158,890	$148,021	$166,191
Equity in income of Unconsolidated Joint Ventures	18,478	15,910	15,391	19,922
Net income	44,329	57,744	35,184	50,894
Net income attributable to TCO common shareowners	24,613	34,718	18,752	29,275
Earnings per common share – basic	$0.41	$0.58	$0.31	$0.48
Earnings per common share – diluted	$0.41	$0.57	$0.31	$0.48

In December 2017, the Company converted its remaining 340,124 SPG LP Units to SPG common shares. Upon conversion, the Company recognized an $11.6 million gain included within Nonoperating Income, Net in the Consolidated Statement of Operations and Comprehensive Income, which was calculated based on the change in fair value of the SPG share price at the date of conversion from the carrying value.

The Company has been undergoing a restructuring to reduce its workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the fourth quarter of 2017, the Company incurred $9.8 million of expenses related to the restructuring. During the year ended December 31, 2017, the Company incurred a total of $13.8 million of expenses related to the restructuring.

In December 2016, the Company converted 250,000 SPG LP Units to SPG common shares. Upon conversion, the Company recognized an $11.1 million gain included within Nonoperating Income, Net in the Consolidated Statement of Operations and Comprehensive Income, which was calculated based on the change in fair value of the SPG share price at the date of conversion from the carrying value.

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

Note 21 - New Accounting Pronouncements

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which provides for significant changes to the current lease accounting standard. The primary objectives of this ASU is to address off-balance-sheet financing related to operating leases and to introduce a new lessee model that brings substantially all leases onto the balance sheet. ASU No. 2016-02 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations. From initial implementation efforts, the Company preliminarily expects the most significant impacts of adoption to include the potential need to expense certain internal leasing costs currently being capitalized, including costs associated with the Company's leasing department and the recognition of lease obligations and right-of-use assets for ground and office leases under which the Company or its ventures are the lessee. In January 2018, the FASB proposed an amendment to ASU No. 2016-02 to simplify the guidance by allowing lessors to elect a practical expedient to allow lessors to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company will evaluate the impact of this amendment to the ASU when it is final.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amongst its changes, ASU No. 2016-01 requires an entity to measure equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method of accounting. ASU No. 2016-01 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company expects to adopt the new standard on its effective date. As of December 31, 2017, the Company owned 590,124 SPG common shares that are currently being recorded at fair value (Note 17). After the Company's adoption of ASU No. 2016-01, changes in the fair value of any outstanding SPG common shares will be recorded in net income. Upon adoption on January 1, 2018, the Company will record a one-time cumulative-effect adjusting entry to reclassify $0.1 million of historical unrealized gains on the fair value adjustments of these SPG common shares from AOCI to Dividends in Excess of Net Income on the Company's Consolidated Balance Sheet. The SPG common shares are recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". This standard provides a single comprehensive model to use in accounting for revenue arising from contracts with customers and gains and losses arising from transfers of non-financial assets including sales of property, plant and equipment, real estate, and intangible assets. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU No. 2015-14 permits public entities to adopt ASU No. 2014-09 early, but not before the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company has evaluated the application of this ASU and determined the revenue streams that could have been most significantly impacted by this ASU relate to the Company's management, leasing and development services, certain recoveries from tenants, and other miscellaneous income. From the Company's implementation efforts, it has concluded that the revenue recognition from these services and other miscellaneous income will be consistent with current recognition methods, and therefore will not have a material impact on its consolidated financial statements as a result of adoption. For the year ended December 31, 2017, these revenues were less than 10% of consolidated revenue. Recoveries from tenants to be impacted by ASU No. 2014-09 will not be addressed until the Company's adoption of ASU No. 2016-02, considering the potential for revisions to accounting for common area maintenance described above. The Company also continues to evaluate the scope of revenue-related disclosures it expects to provide pursuant to the new requirements. The Company will adopt the standard using the modified retrospective approach, which requires a cumulative adjustment, if any, as of the date of the adoption. The Company adopted the standard on its January 1, 2018 effective date.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2017, 2016, and 2015
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net	Balance at end of year
Year Ended December 31, 2017
Allowance for doubtful receivables	$4,311	$11,025		$(5,099)		$10,237
Year Ended December 31, 2016
Allowance for doubtful receivables	$2,974	$4,047		$(2,710)		$4,311
Year Ended December 31, 2015
Allowance for doubtful receivables	$2,927	$1,994		$(1,947)		$2,974

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances	Year Opened / Expanded	Year Acquired	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$200,902	$142,323		$343,225	$343,225		$190,119	$153,106		1982		40 years
Cherry Creek Shopping Center Denver, CO		99,087	219,260		318,347	318,347		166,241	152,106	$550,000	1990 / 1998 / 2015		40 years
City Creek Shopping Center Salt Lake City, UT		75,229	3,911		79,140	79,140		15,670	63,470	78,704	2012		30 years
Dolphin Mall, Miami, FL	$34,881	222,301	125,286	$34,881	347,587	382,468		127,685	254,783		2001 / 2007 / 2015		50 years
The Gardens on El Paseo Palm Desert, CA	23,500	131,858	7,643	23,500	139,501	163,001		24,611	138,390		1998 / 2010	2011	48 years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773	51,907	15,506	240,680	256,186		130,722	125,464	203,553	1998		50 years
The Mall at Green Hills Nashville, TN	48,551	332,261	81,110	48,551	413,371	461,922		66,381	395,541	150,000	1955 / 2011	2011	40 years
International Market Place Honolulu, HI		541,991			541,991	541,991		41,140	500,851	293,801	2016		50 years
The Mall of San Juan San Juan, PR	17,617	523,479		17,617	523,479	541,096		61,104	479,992		2015		50 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	171,233	25,114	338,828	363,942		195,805	168,137	1,000,000	1980 / 1994 / 1995 / 2011		40 years
Taubman Prestige Outlets Chesterfield Chesterfield, MO	16,079	108,934	2,841	16,079	111,775	127,854		23,678	104,176		2013		50 years
Twelve Oaks Mall Novi, MI	25,410	190,455	94,854	25,410	285,309	310,719		170,407	140,312		1977 / 1978 / 2007 / 2008		50 years

Other:
Office Facilities	5,123	12,519	54,615	5,123	67,134	72,257		26,963	45,294	12,000		2014	35 years
Peripheral Land	17,220			17,220		17,220			17,220
Construction in Process and Development - pre-construction costs	8,058	14,537	366,618	8,058	381,155	389,213			389,213
Assets under CDD Obligations	3,969	58,512	1,889	3,969	60,401	64,370		34,496	29,874
Other		28,094			28,094	28,094		1,894	26,200
Total	$241,028	$2,896,527	$1,323,490	$241,028	$4,220,017	$4,461,045	(1)	$1,276,916	$3,184,129

Schedule III

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2017, 2016, and 2015 are as follows:

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

	Total Real Estate Assets				Accumulated Depreciation
	2017	2016	2015		2017	2016	2015
Balance, beginning of year	$4,173,954	$3,713,215	$3,262,505	Balance, beginning of year	$(1,147,390)	$(1,052,027)	$(970,045)
New development and improvements	320,977	528,276	466,307	Depreciation	(161,091)	(130,433)	(98,846)
Disposals/Write-offs	(33,886)	(67,537)	(15,597)	Disposals/Write-offs	31,565	35,070	16,864
Balance, end of year	$4,461,045	$4,173,954	$3,713,215	Balance, end of year	$(1,276,916)	$(1,147,390)	$(1,052,027)

(1)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2017 was $4.787 billion.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	February 27, 2018	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 27, 2018
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Simon J. Leopold	Executive Vice President, Chief Financial Officer,	February 27, 2018
Simon J. Leopold	and Treasurer (Principal Financial Officer)

/s/ William S. Taubman	Chief Operating Officer,	February 27, 2018
William S. Taubman	and Director

/s/ David A. Wolff	Vice President, and	February 27, 2018
David A. Wolff	Chief Accounting Officer

/s/ Jerome A. Chazen	Director	February 27, 2018
Jerome A. Chazen

/s/ Mayree C. Clark	Director	February 27, 2018
Mayree C. Clark

/s/ Michael J. Embler	Director	February 27, 2018
Michael J. Embler

/s/ Craig M. Hatkoff	Director	February 27, 2018
Craig M. Hatkoff

/s/ Cornelia Connelly Marakovits	Director	February 27, 2018
Cornelia Connelly Marakovits

/s/ Ronald W. Tysoe	Director	February 27, 2018
Ronald W. Tysoe

/s/ Myron E. Ullman, III	Director	February 27, 2018
Myron E. Ullman, III