Form 10-Q
period 2018-03-31
TAUBMAN CENTERS INC
filed 2018-04-27
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018
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

☐ Yes ☒ No

As of April 26, 2018, there were outstanding 60,992,212 shares of common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets:
Properties	$4,527,155	$4,461,045
Accumulated depreciation and amortization	(1,311,979)	(1,276,916)
	$3,215,176	$3,184,129
Investment in Unconsolidated Joint Ventures (Note 4)	603,848	605,629
Cash and cash equivalents (Note 13)	53,920	42,499
Restricted cash (Note 13)	126,954	121,905
Accounts and notes receivable, less allowance for doubtful accounts of $13,632 and $10,237 in 2018 and 2017	73,917	78,566
Accounts receivable from related parties	2,235	1,365
Deferred charges and other assets	169,945	180,499
Total Assets	$4,245,995	$4,214,592

Liabilities:
Notes payable, net (Note 5)	$3,640,128	$3,555,228
Accounts payable and accrued liabilities	277,743	307,041
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	490,485	494,851
	$4,408,356	$4,357,120
Commitments and contingencies (Notes 5, 6, 7, 8, and 9)

Redeemable noncontrolling interest (Note 6)	$7,500	$7,500

Equity (Deficit):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 24,937,221 and 24,938,114 shares issued and outstanding at March 31, 2018 and December 31, 2017	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both March 31, 2018 and December 31, 2017

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both March 31, 2018 and December 31, 2017

Common Stock, $0.01 par value, 250,000,000 shares authorized, 60,991,114 and 60,832,918 shares issued and outstanding at March 31, 2018 and December 31, 2017	610	608
Additional paid-in capital	673,727	675,333
Accumulated other comprehensive income (loss) (Notes 1, 7, and 12)	157	(6,919)
Dividends in excess of net income (Notes 1 and 7)	(667,602)	(646,807)
	$6,917	$22,240
Noncontrolling interests (Note 6)	(176,778)	(172,268)
	$(169,861)	$(150,028)
Total Liabilities and Equity	$4,245,995	$4,214,592

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended March 31
	2018	2017
Revenues:
Minimum rents	$86,825	$84,303
Overage rents	2,625	2,575
Expense recoveries (Note 1)	51,528	53,012
Management, leasing, and development services (Note 1)	794	917
Other (Note 1)	19,720	8,276
	$161,492	$149,083
Expenses:
Maintenance, taxes, utilities, and promotion	$37,637	$39,711
Other operating	23,866	19,319
Management, leasing, and development services	302	579
General and administrative	8,493	10,751
Restructuring charge (Note 1)	(346)	1,896
Costs associated with shareowner activism (Note 1)	3,500	3,500
Interest expense	30,823	25,546
Depreciation and amortization	35,022	37,711
	$139,297	$139,013
Nonoperating income (expense) (Notes 7, 9, and 11)	(7,143)	2,779
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$15,052	$12,849
Income tax expense (Note 3)	(184)	(208)
Equity in income of Unconsolidated Joint Ventures (Note 4)	19,728	20,118
Net income	$34,596	$32,759
Net income attributable to noncontrolling interests (Note 6)	(9,623)	(9,234)
Net income attributable to Taubman Centers, Inc.	$24,973	$23,525
Distributions to participating securities of TRG (Note 8)	(599)	(571)
Preferred stock dividends	(5,784)	(5,784)
Net income attributable to Taubman Centers, Inc. common shareowners	$18,590	$17,170

Net income	$34,596	$32,759
Other comprehensive income (Note 12):
Unrealized gain (loss) on interest rate instruments and other	6,419	(2,803)
Cumulative translation adjustment	3,721	9,449
Reclassification adjustment for amounts recognized in net income	774	3,235
	$10,914	$9,881
Comprehensive income	$45,510	$42,640
Comprehensive income attributable to noncontrolling interests	(12,793)	(12,115)
Comprehensive income attributable to Taubman Centers, Inc.	$32,717	$30,525

Basic earnings per common share (Note 10)	$0.31	$0.28

Diluted earnings per common share (Note 10)	$0.30	$0.28

Cash dividends declared per common share	$0.6550	$0.6250

Weighted average number of common shares outstanding – basic	60,917,235	60,555,466

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(75,000)		75,005	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 8)			179,802	2	5,507				5,509
Former Taubman Asia President redeemable equity adjustment (Note 6)					(266)				(266)
Adjustments of noncontrolling interests (Note 6)					(19)	(14)		(159)	(192)
Dividends and distributions							(44,283)	(17,406)	(61,689)
Other					4		137		141
Net income (excludes $192 of net loss attributable to redeemable noncontrolling interest) (Note 6)							23,525	9,426	32,951
Other comprehensive income (Note 12):
Unrealized loss on interest rate instruments and other						(1,985)		(818)	(2,803)
Cumulative translation adjustment						6,694		2,755	9,449
Reclassification adjustment for amounts recognized in net income						2,291		944	3,235
Balance, March 31, 2017	39,454,059	$25	60,685,420	$607	$662,506	$(28,930)	$(570,535)	$(148,041)	$(84,368)

Balance, January 1, 2018	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(893)		3,353						—
Share-based compensation under employee and director benefit plans (Note 8)			154,843	2	(1,535)				(1,533)
Adjustments of noncontrolling interests (Note 6)					(71)	9		10	(52)
Dividends and distributions							(46,331)	(17,087)	(63,418)
Other (Note 1)						(677)	563	(278)	(392)
Net income (excludes $52 of net loss attributable to redeemable noncontrolling interest) (Note 6)							24,973	9,675	34,648
Other comprehensive income (Note 12):
Unrealized gain on interest rate instruments						4,553		1,866	6,419
Cumulative translation adjustment						2,641		1,080	3,721
Reclassification adjustment for amounts recognized in net income						550		224	774
Balance, March 31, 2018	39,437,221	$25	60,991,114	$610	$673,727	$157	$(667,602)	$(176,778)	$(169,861)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2018	2017
Cash Flows From Operating Activities:
Net income	$34,596	$32,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,022	37,711
Provision for bad debts	3,913	2,890
Fair value adjustment for marketable equity securities (Notes 1 and 11)	10,262
Income from Unconsolidated Joint Ventures in excess of distributions (Note 1)	(3,408)	29,343
Other	4,103	5,866
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	1,428	(6,118)
Accounts payable and accrued liabilities	(35,310)	5,792
Net Cash Provided By Operating Activities	$50,606	$108,243

Cash Flows From Investing Activities:
Additions to properties	$(58,676)	$(79,436)
Insurance proceeds for capital items at The Mall of San Juan	4,787
Funding development deposit (Note 2)		(10,998)
Contributions to Unconsolidated Joint Ventures		(1,628)
Distributions from Unconsolidated Joint Ventures in excess of income (Notes 1 and 2)	1,726	39,289
Other	22	21
Net Cash Used In Investing Activities	$(52,141)	$(52,752)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$13,295	$35,300
Debt proceeds	550,000	301,589
Debt payments	(476,654)	(303,951)
Debt issuance costs	(2,925)	(6,595)
Issuance of common stock and/or TRG Units in connection with incentive plans	(2,293)	1,964
Distributions to noncontrolling interests	(17,087)	(17,406)
Distributions to participating securities of TRG	(599)	(571)
Cash dividends to preferred shareowners	(5,784)	(5,784)
Cash dividends to common shareowners	(39,948)	(37,928)
Net Cash Provided By (Used In) Financing Activities	$18,005	$(33,382)

Net Increase In Cash, Cash Equivalents, and Restricted Cash	$16,470	$22,109

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (Note 13)	164,404	152,965

Cash and Cash Equivalents, and Restricted Cash at End of Period (Note 13)	$180,874	$175,074

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of retail shopping centers and interests therein. The Company’s owned portfolio as of March 31, 2018 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China.

Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s operations in China and South Korea, as well as any developments in Asia, is headquartered in Hong Kong.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Ownership

In addition to common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of March 31, 2018. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

The Company also is obligated to issue to partners in the Operating Partnership other than the Company, upon subscription, one share of nonparticipating Series B Preferred Stock per each unit of limited partnership in TRG (TRG Unit). The Series B Preferred Stock entitles its holders to one vote per share on all matters submitted to the Company’s shareowners and votes together with the common stock on such matters as a single class. The holders of Series B Preferred Stock are not entitled to dividends or earnings. The Series B Preferred Stock is convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

Outstanding voting securities of the Company at March 31, 2018 consisted of 24,937,221 shares of Series B Preferred Stock and 60,991,114 shares of common stock.

The Operating Partnership

At March 31, 2018, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the TRG unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at March 31, 2018 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the three months ended March 31, 2018 and 2017 was 71%. At March 31, 2018, the Operating Partnership had 85,943,093 TRG Units outstanding, of which the Company owned 60,991,114 TRG Units. Disclosures about TRG Units outstanding exclude TRG Profits Units granted or other share-based grants for which TRG Units may eventually be issued (Note 8).

Restructuring Charge

The Company has been undergoing a restructuring to reduce its workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the three months ended March 31, 2018, the Company recorded an adjustment to previously recognized charges resulting in a reversal of expense of $0.3 million. During the three months ended March 31, 2017, the Company incurred $1.9 million of expenses related to the restructuring. These expenses have been separately classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of March 31, 2018, $0.7 million of the restructuring costs recognized during 2017 and 2018 were unpaid and remained accrued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Associated with Shareowner Activism

During both the three months ended March 31, 2018 and 2017, the Company incurred $3.5 million of expense in each period associated with activities related to shareowner activism, largely legal and advisory services. Also included in the activism costs for the three months ended March 31, 2018 is a retention program for certain employees. Given the uncertainties associated with shareowner activism and to ensure the retention of top talent in key positions within the Company, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. The Company and the Board of Directors believe these benefits are instrumental in ensuring the continued success of the Company. Due to the unusual and infrequent nature of these expenses in the Company's history, they have been separately classified as Costs Associated with Shareowner Activism on the Company's Consolidated Statement of Operations and Comprehensive Income.

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

Change in Accounting Policies

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. As such, the Company now measures equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method. Upon adoption, the Company applied the modified-retrospective approach and recorded a one-time cumulative-effect adjustment to reclassify $1.0 million of historical unrealized gains on the fair value adjustments as of December 31, 2017 of its 590,124 Simon Property Group (SPG) common shares investment from Accumulated Other Comprehensive Income (Loss) (AOCI) to Dividends in Excess of Net Income on the Company's Consolidated Balance Sheet. Beginning in January 2018, changes in the fair value of any outstanding SPG common shares are being recorded in Nonoperating Income (Expense) on the Company's Consolidated Statement of Operations and Comprehensive Income (Note 11).

Cash Flow Statement Presentation

On January 1, 2018, the Company adopted ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash", which changed the presentation of restricted cash and changes in restricted cash on the Consolidated Statement of Cash Flows. As a result, the Company changed the presentation of its Consolidated Statement of Cash Flows for both the three months ended March 31, 2018 and 2017 to include restricted cash. Refer to Note 13 for a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows. In connection with the adoption this ASU, the Company revisited its accounting policies and presentation in regards to cash, deposits, and other investments subject to restrictions. In doing so, the Company reclassified $119.2 million from Deferred Charges and Other Assets to Restricted Cash on the Consolidated Balance Sheet as of December 31, 2017, to conform to current year classifications.

On January 1, 2018, the Company adopted ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments", which clarified the presentation of certain cash receipts and payments, including the classification of distributions received from equity method investees, on the Consolidated Statement of Cash Flows. In connection with the adoption of this ASU on January 1, 2018, the Company re-evaluated its current methodology and retrospectively changed the presentation of the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 to re-classify prior year balances to correspond with current year classifications, specifically related to distributions received from equity method investees.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of Accounting Standards Codification (ASC) Topic 606 ("Revenue from Contracts with Customers")

General

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. The Company adopted ASC Topic 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC Topic 606 did not have a material impact on the Company's consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

The Company applied ASC Topic 606 using certain practical expedients. As a result of this election, the Company will not disclose the aggregate amount of the transaction price for unsatisfied, or partially unsatisfied, performance obligations for all contracts with an original expected length of one year or less and management contracts for which the Company recognizes revenue based on its right to invoice for management, leasing, and development services performed. Refer to the "Nature of Services and Performance Obligations" section for further discussion of these services.

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of individual types of revenues may be affected differently by economic factors. Under ASC Topic 606, the Company is required to disclose a disaggregation of its revenues derived from contracts from customers that considers economic differences between revenue types. The following table summarizes the Company’s disaggregation of consolidated revenues for this purpose.

	Three Months Ended March 31
	2018	2017
Expense recoveries	$51,528	$53,012
Shopping center and other operational revenues (1)	10,820	7,644
Management, leasing, and development services	794	917
Total revenue from contracts with customers	$63,142	$61,573

(1)	Represents consolidated Other revenue reported on the Consolidated Statement of Operations and Comprehensive Income excluding lease cancellation income.

Nature of Services and Performance Obligations

Expense recoveries revenue represents reimbursements from mall tenants for (1) services performed by the Company to the benefit of all mall tenants and the property as a whole for common area maintenance, (2) insurance, property taxes, and utilities, and (3) promotion and other miscellaneous charges. As these expense recoveries are provided for under tenant lease agreements, these revenues will not be evaluated under ASC Topic 606 until the Company's adoption of ASU No. 2016-02, Leases, which will be adopted as of January 1, 2019.

Shopping center and other operational revenues represent a collection of non-core revenue streams that are generated through the course of owning and operating a shopping center, including sponsorship, parking, and storage income, as well as revenues from food and beverage operations. The contracts for these revenue streams are predominately short-term in nature and individually do not contain more than one performance obligation. The Company satisfies its performance obligations related to shopping center and other operational revenues either over time or at a point in time, depending on the specific nature of the revenue generating activity. For performance obligations that are satisfied at a point in time, including food and beverage and parking income, the control of the good or service is immediately transferred to the customer upon completion of the performance obligation. Payment terms related to shopping center and other operational revenues vary depending on the nature of the agreement, however, payment is generally due directly upon the satisfaction of the related performance obligation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management, leasing, and development services revenue represents income from various services performed by the Company for its third party customers, as provided for under management agreements. These services typically generate fees that are based on operating results of the shopping centers, the execution and opening of mall tenants, and/or the successful completion of other agreed-upon services. As each management agreement provides for a variety of services, significant judgment is required to identify multiple performance obligations. The standalone selling price of each performance obligation is determined based on the terms of the management agreement and the specific services being rendered. Each performance obligation is considered to be satisfied over time as services are rendered. The related revenue is recognized upon billing, as the amounts invoiced generally correspond directly with the value the customer is receiving from the services. Customers are invoiced on quarterly basis and payment is generally due within 30 days of each calendar quarter.

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when the Company has a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of March 31, 2018, the Company had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to the Company's performance obligations that were unsatisfied, or partially unsatisfied, as of March 31, 2018 were inconsequential.

Note 2 - Disposition, Redevelopments, and Developments

Disposition

Valencia Place Office Tower at Country Club Plaza

In March 2017, the Company's joint venture with The Macerich Company sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG's beneficial share), which was a component of the mixed-use property at the center. The joint venture recognized a gain on this sale, of which TRG's beneficial share, net of tax, was $2.1 million. The gain was included within Equity in income of Unconsolidated Joint Ventures on the Consolidated Statement of Operations and Comprehensive Income as the Company's 50% ownership interest in the office tower was accounted for as an Unconsolidated Joint Venture under the equity method.

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills, which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of March 31, 2018, the Company's total capitalized costs related to these redevelopment projects were $426.2 million.

Asia Developments

Operating Center

CityOn.Zhengzhou, a shopping center located in Zhengzhou, China, opened in March 2017. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

South Korea Project

The Company was previously exploring a second development opportunity in South Korea with Shinsegae Group, the Company's partner in Starfield Hanam. In March 2017, the Company made a refundable deposit of $11.0 million relating to a potential development site. After performing due diligence, the Company decided not to proceed with the project. The deposit, including a 5% return, was returned to the Company in November 2017.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense (Benefit)

The Company’s income tax expense (benefit) for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31
	2018	2017
Federal deferred	$(87)	$152
Foreign current	172	88
Foreign deferred	138	(121)
State current	3	86
State deferred	(42)	3
Total income tax expense	$184	$208

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows:

	2018	2017
Deferred tax assets:
Federal	$589	$503
Foreign	1,620	1,788
State	589	545
Total deferred tax assets	$2,798	$2,836
Valuation allowances	(1,591)	(1,620)
Net deferred tax assets	$1,207	$1,216
Deferred tax liabilities:
Foreign	$1,701	$1,517
Total deferred tax liabilities	$1,701	$1,517

During the fourth quarter of 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and reduced the corporate tax rate from 34% down to 21%. All Federal deferred tax assets and liabilities have been reported at the new 21% Federal corporate rate.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investments in Unconsolidated Joint Ventures

General Information

The Company owns beneficial interests in joint ventures that own shopping centers. The Operating Partnership is the sole direct or indirect managing general partner or managing member of Fair Oaks Mall, International Plaza, Stamford Town Center, Sunvalley, The Mall at University Town Center, and Westfarms. The Operating Partnership also provides certain management, leasing, and/or development services to the other shopping centers noted below.

Shopping Center	Ownership as of March 31, 2018 and December 31, 2017
CityOn.Xi'an	50%
CityOn.Zhengzhou	49
Country Club Plaza	50
Fair Oaks Mall	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Hanam	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

	March 31, 2018	December 31, 2017
Assets:
Properties	$3,762,220	$3,756,890
Accumulated depreciation and amortization	(789,714)	(767,678)
	$2,972,506	$2,989,212
Cash and cash equivalents	140,243	147,102
Accounts and notes receivable, less allowance for doubtful accounts of $5,967 and $4,706 in 2018 and 2017	125,570	121,173
Deferred charges and other assets	121,356	136,837
	$3,359,675	$3,394,324

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net	$2,854,469	$2,860,384
Accounts payable and other liabilities	441,808	471,948
TRG's accumulated deficiency in assets	(45,562)	(48,338)
Unconsolidated Joint Venture Partners' accumulated equity in assets	108,960	110,330
	$3,359,675	$3,394,324

TRG's accumulated deficiency in assets (above)	$(45,562)	$(48,338)
TRG's advances to CityOn.Zhengzhou	47,359	46,106
TRG basis adjustments, including elimination of intercompany profit	62,929	63,886
TCO's additional basis	48,637	49,124
Net investment in Unconsolidated Joint Ventures	$113,363	$110,778
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	490,485	494,851
Investment in Unconsolidated Joint Ventures	$603,848	$605,629

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2018	2017
Revenues	$155,288	$140,600
Maintenance, taxes, utilities, promotion, and other operating expenses	$52,790	$48,380
Interest expense	32,467	30,369
Depreciation and amortization	32,784	29,767
Total operating costs	$118,041	$108,516
Nonoperating income, net	347	1,851
Income tax expense	(1,416)	(2,943)
Gain on disposition, net of tax (1)	—	3,713
Net income	$36,178	$34,705

Net income attributable to TRG	$18,706	$18,422
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,509	2,183
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$19,728	$20,118

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$54,244	$51,101
Interest expense	(16,751)	(15,781)
Depreciation and amortization	(17,055)	(15,652)
Income tax expense	(710)	(1,633)
Gain on disposition, net of tax (1)	—	2,083
Equity in income of Unconsolidated Joint Ventures	$19,728	$20,118

(1)Amount represents the gain related to the sale of the Valencia Place office tower at Country Club Plaza in March 2017 (Note 2).

Related Party

In 2016, the Company issued a note receivable to CityOn.Zhengzhou for purposes of funding development costs. The balance of the note receivable was $47.4 million and $46.1 million as of March 31, 2018 and December 31, 2017, respectively, and was classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Beneficial Interest in Debt and Interest Expense

The Operating Partnership's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. The Operating Partnership's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%) and International Market Place (6.5%).

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
March 31, 2018	$3,640,128		$2,854,469		$3,346,646		$1,456,561
December 31, 2017	3,555,228		2,860,384		3,261,777		1,459,854

Capitalized interest:
Three Months Ended March 31, 2018	$3,293		$—		$3,285		$—
Three Months Ended March 31, 2017	4,081	(1)	551	(2)	4,039	(1)	551	(2)

Interest expense:
Three Months Ended March 31, 2018	$30,823		$32,467		$27,812		$16,751
Three Months Ended March 31, 2017	25,546		30,369		22,571		15,781

(1)
The Company capitalizes interest costs incurred in funding its equity contributions to development projects accounted for as Unconsolidated Joint Ventures. The capitalized interest cost is included in the Company's basis in its investment in Unconsolidated Joint Ventures. Such capitalized interest reduces interest expense on the Consolidated Statement of Operations and Comprehensive Income and in the table above is included within Consolidated Subsidiaries.

(2)
Capitalized interest on the Asia Unconsolidated Joint Venture construction financing is presented at the Company's beneficial interest in both the Unconsolidated Joint Ventures (at 100%) and Unconsolidated Joint Ventures (at Beneficial Interest) columns.

2018 Financings

In March 2018, the Company completed a five-year, $250 million unsecured term loan. TRG is the borrower under the loan, which bears interest at a range of LIBOR plus 1.25% to LIBOR plus 1.90% based on the Company's total leverage ratio. The proceeds from this financing, in conjunction with the proceeds from the financing for Twelve Oaks Mall (see below), were used to pay off the Company's existing $475 million unsecured term loan. The Company's existing swaps on the $475 million unsecured term loan were applied to other unsecured debt, including the new $250 million unsecured term loan, resulting in an effective interest rate on the new term loan in the range of 2.89% to 3.54% through the remaining swap period ending in February 2019. The loan includes an accordion feature which would increase the Company's borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool.

In February 2018, a 10-year, $300 million non-recourse financing was completed for Twelve Oaks Mall. The payments on the loan, which bears interest at a fixed interest rate of 4.85%, began in April 2018 and are amortizing principal based on 30 years. As a result of this financing, Twelve Oaks Mall was removed as a guarantor and an unencumbered asset under the primary unsecured revolving line of credit and the unsecured term loans.

Upcoming Maturities

The construction facility for International Market Place matures in August 2018. As of March 31, 2018, the outstanding balance of this construction facility was $293.8 million. The Company is currently evaluating options related to refinancing or exercising the initial one-year extension option.

The loan for The Mall at Green Hills matures in December 2018. The Company plans to exercise the initial one-year extension option upon maturity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s primary unsecured revolving line of credit, $300 million and $250 million unsecured term loans, and the construction facility on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2018, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of March 31, 2018. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the financing of the construction facility at International Market Place, the Operating Partnership has provided an unconditional guarantee of the construction loan principal balance and all accrued but unpaid interest during the term of the loan. The Operating Partnership has also provided a guarantee as to the completion of construction of the center. The maximum amount of the construction facility is $330.9 million. The outstanding balance of the International Market Place construction facility as of March 31, 2018 was $293.8 million. Accrued but unpaid interest as of March 31, 2018 was $0.9 million. The Company believes the likelihood of a payment under the guarantees to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of March 31, 2018, the interest rate swap was in an asset position and had an inconsequential amount of unpaid interest. The Company believes the likelihood of a payment under the guarantee to be remote.

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

The Former Asia President has an ownership interest in Taubman Asia. This interest entitles the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities undergone prior to the Successor Asia President obtaining an ownership interest (see below) being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon Taubman Asia's properties reaching certain specified milestones. The redemption price for the ownership interest is the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into level 3 of the fair value hierarchy. As of both March 31, 2018 and December 31, 2017, the carrying amount of this redeemable equity was $7.5 million. Any adjustments to the redemption value are recorded through equity.

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

The Successor Asia President also has an ownership interest in Taubman Asia. This interest entitles the Successor Asia President to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Successor Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Successor Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Successor Asia President has the ability to put, the Successor Asia President’s ownership interest upon specified terminations of the Successor Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as January 2022) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Successor Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. As of March 31, 2018, the carrying amount of this redeemable equity was zero. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Market Place

The Company owns a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii, which opened in August 2016. The 6.5% joint venture partner has no obligation and no right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both March 31, 2018 and December 31, 2017. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	Three Months Ended March 31
	2018	2017
Balance, January 1	$7,500	$8,704
Former Taubman Asia President vested redeemable equity		266
Allocation of net loss	(52)	(192)
Adjustments of redeemable noncontrolling interest	52	192
Balance, March 31	$7,500	$8,970

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of March 31, 2018 and December 31, 2017 included the following:

	2018	2017
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(159,654)	$(160,359)
Noncontrolling interests in partnership equity of TRG	(17,124)	(11,909)
	$(176,778)	$(172,268)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended March 31, 2018 and 2017 included the following:

	Three Months Ended March 31
	2018	2017
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,396	$1,636
Noncontrolling share of income of TRG	8,279	7,790
	$9,675	$9,426
Redeemable noncontrolling interest:	(52)	(192)
	$9,623	$9,234

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
Net income attributable to Taubman Centers, Inc. common shareowners	$18,590	$17,170
Transfers (to) from the noncontrolling interest:
(Decrease) increase in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	(71)	(19)
Net transfers (to) from noncontrolling interests	(71)	(19)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$18,519	$17,151

(1)
In 2018 and 2017, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's share-based compensation under employee and director benefit plans (Note 8), issuances of common stock pursuant to the Continuing Offer (Note 9), and in connection with the accounting for the Former Asia President's redeemable ownership interest.

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2018, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $360 million at March 31, 2018, compared to a book value of $(159.7) million that is classified in Noncontrolling Interests on the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.60%	(1)	3.24%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.45%	(1)	3.10%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.45% / 1.60%	(1)	3.09% / 3.24%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000	2.14%	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000	2.14%	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	2.14%	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	2.14%	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (4)	50%	129,590	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (4)	50%	129,590	2.40%	1.70%		4.10%		April 2018
Receive variable (LIBOR) /pay-fixed swap (5)	50.1%	164,803	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (6)	34.3%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $250 million unsecured term loan and $225 million on the $1.1 billion primary unsecured revolving line of credit. The credit spreads on these loans can vary within a range of 1.25% to 1.90% on the $250 million unsecured term loan and 1.15% to 1.70% on the primary unsecured revolving line of credit, depending on the Company's total leverage ratio at the measurement date, resulting in an effective rate in the range of 2.89% to 3.54% on the $250 million unsecured term loan and 2.80% to 3.35% on $225 million of the $1.1 billion primary unsecured revolving line of credit during the remaining swap period.

(2)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on its $300 million unsecured term loan. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on the Company's total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.39% to 4.04% during the swap period.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

On January 1, 2018, the Company early adopted ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities", which provided changes in hedge accounting recognition and presentation requirements. The Company now recognizes all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI), as opposed to previously recognizing the ineffective portion, if any, directly in earnings. Upon adoption, the Company applied the modified-retrospective approach and recorded a one-time cumulative-effect adjusting entry to reclassify an inconsequential amount of previous hedge ineffectiveness for cash flow hedges from Dividends in Excess of Net Income to AOCI on the Company's Consolidated Balance Sheet.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of OCI. Prior to the adoption of ASU No. 2017-12 on January 1, 2018, the ineffective portion of the change in fair value, if any, was recognized directly in earnings. Beginning January 1, 2018, all unrealized gains or losses on the derivatives are reported as components of OCI. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in AOCI during the term of the hedged debt transaction.

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

The Company expects that approximately $2.4 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as an increase to income in the following 12 months.

The following tables present the effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$5,872	$764	Interest Expense	$(463)	$(1,074)
Interest rate contracts – UJVs	1,372	1,042	Equity in Income of UJVs	(306)	(759)
Cross-currency interest rate contract – UJV	(51)	36	Equity in Income of UJVs	(5)	(1,402)
Total derivatives in cash flow hedging relationships	$7,193	$1,842		$(774)	$(3,235)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported on the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.

		Fair Value
	Consolidated Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Asset derivative:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets	$6,327	$939
Interest rate contract - UJV	Investment in UJVs	1,830	760
Total assets designated as hedging instruments		$8,157	$1,699

Liability derivatives:
Interest rate contracts – consolidated subsidiary	Accounts Payable and Accrued Liabilities		$(484)
Interest rate contracts – UJV	Investment in UJVs	$(55)	(357)
Cross-currency interest rate contract – UJV	Investment in UJVs	(1,700)	(1,630)
Total liabilities designated as hedging instruments		$(1,755)	$(2,471)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on the Operating Partnership's indebtedness. As of March 31, 2018, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of March 31, 2018 and December 31, 2017, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $1.8 million and $2.5 million, respectively. As of March 31, 2018 and December 31, 2017, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Awards - TRG Profits Units

During 2018, the following types of TRG Profits Units awards were granted to certain senior management employees: (1) a time-based award with a three-year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three-year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three-year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units vested if a specified absolute TSR level is not achieved. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see 2018 Awards - Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of either TRG Units or common shares being issued at vesting under the TRG Profits Units program and the Performance Share Unit program, respectively.

Each such award represents a contingent right to receive a TRG Unit upon vesting and the satisfaction of certain tax-driven requirements and, as to the TSR and NOI Performance-based TRG Profits Units, the satisfaction of certain performance-based requirements. Until vested, a TRG Profits Unit entitles the holder to only one-tenth of the distributions otherwise payable by TRG on a TRG Unit. Therefore, the Company accounts for these TRG Profits Units as participating securities in the Operating Partnership. A portion of the TRG Profits Units award represents estimated cash distributions that otherwise would have been payable during the vesting period and, upon vesting, there will be an adjustment in actual number of TRG Profits Units realized under each award to reflect the Operating Partnership's actual cash distributions during the vesting period.

All TRG Profits Units issued in 2018 vest in March 2021, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. Each holder of a TRG Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested TRG Profits Units have not achieved the applicable criteria for conversion to TRG Units, vesting and economic equivalence to a TRG Unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement.

2018 Awards - Other Management Employee Grants

During 2018, other types of awards granted to management employees include those described below. These vest in March 2021, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

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

Expensed and Capitalized Costs

The compensation cost charged to income for the Company’s share-based compensation plans was $2.4 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summaries of Activity for the Three Months Ended March 31, 2018

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	61,131	$59.08
Granted	8,154	49.29
Outstanding at March 31, 2018	69,285	$57.93

Fully vested at March 31, 2018	3,826	$59.03

As of March 31, 2018, there was $1.8 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.6 years.

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	129,733	$25.59
Granted	18,345	22.22
Outstanding at March 31, 2018	148,078	$25.17

Fully vested at March 31, 2018	797	$23.14

As of March 31, 2018, there was $1.7 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.7 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	131,604	$19.69
Granted	18,345	16.43
Outstanding at March 31, 2018	149,949	$19.28

Fully vested at March 31, 2018	2,668	$33.56

As of March 31, 2018, there was $1.3 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.7 years.

TSR - Based Performance Share Units

	Number of TSR PSU		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	40,850		$107.38
Vested	(37,046)	(1)	110.19
Granted	10,393		78.82
Outstanding at March 31, 2018	14,197		$79.13

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the three months ended March 31, 2018 was 45,941 shares (1.24x) for the TSR PSU. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

As of March 31, 2018, there was $1.0 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 2.5 years.

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	3,804	$67.00
Granted	10,393	58.28
Outstanding at March 31, 2018	14,197	$60.59

As of March 31, 2018, there was $0.8 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 2.5 years.

Restricted Share Units

	Number of RSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018 (1)	195,021	$69.22
Vested	(72,528)	74.00
Granted	69,931	58.28
Forfeited	(1,940)	57.68
Outstanding at March 31, 2018	190,484	$63.50

(1)
The beginning balance outstanding and associated grant-date fair value were adjusted immaterially from previously reported amounts to reflect the actual number of RSU outstanding as of January 1, 2018.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, there was $8.1 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

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

2008 Omnibus Plan

The following table sets forth certain information regarding the Company’s current equity compensation plans as of March 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2008 Omnibus Plan:				2,352,680
Profits Units (1)	367,313
Performance Share Units (2)	85,182		(3)
Restricted Share Units	190,484		(3)
Non-Employee Directors’ Deferred Compensation Plan (4)	74,712		(3)
	717,691			2,352,680

(1)
The maximum number of Relative TSR and NOI Performance-Based TRG Profits Units was issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period.

(2)
Amount represents 28,394 performance share units at their maximum payout ratio of 300%. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of performance share units that may ultimately vest will range from 0- 300% based on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period.

(3)	Excludes restricted share units and performance share units issued under the Omnibus Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(4)
The Deferred Compensation Plan, which was approved by the Board of Directors in May 2005, gives each non-employee director of the Company the right to defer the receipt of all or a portion of his or her annual director retainer fee until the termination of such director's service on the Board of Directors and for such deferred amount to be denominated in restricted share units. The number of restricted share units received equals the amount of the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted share units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when the Company pays cash dividends on the common stock, the directors' notional deferral accounts are credited with dividend equivalents on their deferred restricted share units, payable in additional restricted share units based on the fair market value of the common stock on the business day immediately before the record date of the applicable dividend payment. Each director's notional account is 100% vested at all times.

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

Based on a market value at March 31, 2018 of $56.91 per share for the Company's common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.4 billion. The purchase of these interests at March 31, 2018 would have resulted in the Company owning an additional 28% interest in TRG.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hurricane Maria and The Mall of San Juan

In the third quarter of 2017, The Mall of San Juan experienced certain interior water damage, impacts to exterior landscaping and signage, and significant damage to both Nordstrom and Saks Fifth Avenue as a result of Hurricane Maria. The Company has substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. The Company's hurricane coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions.
During the three months ended March 31, 2018, the Company recorded $0.7 million of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. Additionally, during the three months ended March 31, 2018, the Company recognized a reduction of $3.9 million of depreciation expense relating to insurance proceeds received in the period for property damage for which the Company took write-offs in 2017. The Company continues to assess physical loss and will update its estimates if necessary.
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Earnings Per Common Share

Basic earnings per common share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per common share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding TRG Units exchangeable for common shares under the Continuing Offer (Note 9), outstanding options for TRG Units, TSR PSU, NOI PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued TRG Units under a unit option deferral election (Note 8). In computing the potentially dilutive effect of potential common stock, TRG Units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of TRG Units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted earnings per common share based on the number of shares, if any, which would be issuable if the end of the reporting period were the end of the contingency period.

	Three Months Ended March 31
	2018	2017
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$18,590	$17,170
Impact of additional ownership of TRG	28	45
Diluted	$18,618	$17,215

Shares (Denominator) – basic	60,917,235	60,555,466
Effect of dilutive securities	289,142	498,290
Shares (Denominator) – diluted	61,206,377	61,053,756

Earnings per common share – basic	$0.31	$0.28
Earnings per common share – diluted	$0.30	$0.28

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

	Three Months Ended March 31
	2018	2017
Weighted average noncontrolling TRG Units outstanding	4,145,247	4,018,981
Unissued TRG Units under unit option deferral elections	871,262	871,262

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

Other

The Company's valuations of both its investments in an insurance deposit and in 590,124 SPG common shares utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. In connection with the adoption of ASU No. 2016-01 on January 1, 2018 (Note 1), the Company now measures its investment in SPG common shares at fair value with changes in value recorded through net income. During the three months ended March 31, 2018, the Company recorded $10.3 million of expense in Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income related to the change in fair value of its SPG common shares investment during the period.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2018 Using		Fair Value Measurements as of December 31, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares	$91,086		$101,348
Insurance deposit	8,903		16,703
Derivative interest rate contracts (Note 7)		$6,327		$939
Total assets	$99,989	$6,327	$118,051	$939

Derivative interest rate contracts (Note 7)				$(484)
Total liabilities		$—		$(484)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2018 and December 31, 2017, the Company employed the credit spreads at which the debt was originally issued. The Company does not believe that the use of different interest rate assumptions would have resulted in a materially different fair value of notes payable as of March 31, 2018 or December 31, 2017.

The estimated fair values of notes payable at March 31, 2018 and December 31, 2017 were as follows:

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$3,640,128	$3,550,968	$3,555,228	$3,503,071

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2018 by $145.9 million or 4.1%.

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

See Note 7 regarding additional information on derivatives.

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the three months ended March 31, 2018 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2018	$384	$(7,303)	$(6,919)	$159	$9,220	$9,379
Other comprehensive income (loss) before reclassifications	2,641	4,553	7,194	1,080	1,866	2,946
Amounts reclassified from AOCI		550	550		224	224
Net current period other comprehensive income (loss)	$2,641	$5,103	$7,744	$1,080	$2,090	$3,170
Adjustment related to SPG common shares investment for adoption of ASU No. 2016-01 (Note 1)		(677)	(677)		(278)	(278)
Adjustments due to changes in ownership		9	9		(9)	(9)
March 31, 2018	$3,025	$(2,868)	$157	$1,239	$11,023	$12,262

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the three months ended March 31, 2017 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2017	$(23,147)	$(12,769)	$(35,916)	$(9,613)	$7,065	$(2,548)
Other comprehensive income (loss) before reclassifications	6,694	(1,985)	4,709	2,755	(818)	1,937
Amounts reclassified from AOCI		2,291	2,291		944	944
Net current period other comprehensive income (loss)	$6,694	$306	$7,000	$2,755	$126	$2,881
Adjustments due to changes in ownership	(61)	47	(14)	61	(47)	14
March 31, 2017	$(16,514)	$(12,416)	$(28,930)	$(6,797)	$7,144	$347

The following table presents reclassifications out of AOCI for the three months ended March 31, 2018:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$463	Interest Expense
Realized loss on interest rate contracts - UJVs	306	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	5	Equity in Income of UJVs
Total reclassifications for the period	$774

The following table presents reclassifications out of AOCI for the three months ended March 31, 2017:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,074	Interest Expense
Realized loss on interest rate contracts - UJVs	759	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	1,402	Equity in Income of UJVs
Total reclassifications for the period	$3,235

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the three months ended March 31, 2018 and 2017, net of amounts capitalized of $3.3 million and $4.1 million, respectively, was $29.0 million and $23.4 million, respectively. Income taxes paid for the three months ended March 31, 2018 and 2017 were $0.2 million and $1.1 million, respectively. Other non-cash additions to properties during the three months ended March 31, 2018 and 2017 were $85.9 million and $95.4 million, respectively, and primarily represent accrued construction and tenant allowance costs.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

On January 1, 2018, the Company adopted ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash", which changed the presentation of restricted cash and changes in restricted cash on the Consolidated Statement of Cash Flows (Note 1). The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown on the Consolidated Statement of Cash Flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$53,920	$42,499
Restricted cash	126,954	121,905
Total Cash, Cash Equivalents, and Restricted Cash shown on the Consolidated Statement of Cash Flows	$180,874	$164,404

Restricted Cash

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of March 31, 2018 and December 31, 2017, the Company’s cash balances restricted for these uses were $5.3 million and $2.7 million, respectively. Also, as of March 31, 2018 and December 31, 2017, the Company had $121.6 million and $119.2 million, respectively, of restricted cash held as collateral for long-term financing arrangements related to its Asia investments.

Note 14 - New Accounting Pronouncement

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which provides for significant changes to the current lease accounting standard. The primary objectives of this ASU is to address off-balance-sheet financing related to operating leases and to introduce a new lessee model that brings substantially all leases onto the balance sheet. ASU No. 2016-02 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations. From initial implementation efforts, the Company preliminarily expects the most significant impacts of adoption to include the potential need to expense certain internal leasing costs currently being capitalized, including costs associated with the Company's leasing department, and the recognition of lease obligations and right-of-use assets for ground and office leases under which the Company or its ventures are the lessee. In March 2018, the FASB approved an amendment to ASU No. 2016-02 which includes a practical expedient that allows lessors to not separate non-lease components from a lease, which provides the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component, if certain requirements are met.

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

The comparability of information used in measuring performance is affected by the opening of CityOn.Zhengzhou in March 2017 (see "Results of Operations - Taubman Asia"), and the renovation of Beverly Center beginning in 2016 (see "Liquidity and Capital Resources - Capital Spending - Redevelopments"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2017 have been restated to include comparable centers to 2018. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from “comparable center” statistics as a result of Hurricane Maria, which occurred in 2017, and the expectation that the center’s performance will be impacted for the foreseeable future. See “Hurricane Maria and The Mall of San Juan” within this report. Finally, Taubman Prestige Outlets Chesterfield has also been excluded from "comparable center" statistics as a result of the redevelopment agreement relating to the center. See ("Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield").

Current Operating Trends

The U.S. shopping center industry is currently facing a number of challenges. Across the industry, department store sales have weakened and store closures have increased, with mature mall tenants and anchors rationalizing square footage. While there has been some stabilization of the retail landscape recently, including comparatively strong sales performance in the first quarter of 2018, the retail headwinds still have the potential to be prolonged and ultimately may still result in lost rent and increased unscheduled terminations. However, over time we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents. Where appropriate, we are making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when possible.

During the three months ended March 31, 2018, 1.1% of our tenants sought the protection of the bankruptcy laws, as compared to 3.1% of our tenants for the year ended December 31, 2017 and although our occupancy and lease space statistics remain solid, lease cancellation revenue is increasing and expected to be at historically high levels.

Our comparable mall tenants reported a 12.4% increase in mall tenant sales per square foot in the first quarter of 2018 from the same period in 2017. For the trailing 12-month period ended March 31, 2018, comparable mall tenant sales per square foot were $837, a 5.0% increase from $797 for the trailing 12-month period ended March 31, 2017.

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

Mall tenant occupancy costs (the sum of minimum rents, percentage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended March 31 (1)
	2018	2017
Consolidated Businesses:
Minimum rents	9.7%	9.4%
Overage rents	0.4	0.5
Expense recoveries	4.9	4.8
Mall tenant occupancy costs	15.1%	14.7%
Unconsolidated Joint Ventures:
Minimum rents	8.7%	9.3%
Overage rents	0.7	0.6
Expense recoveries	4.0	4.5
Mall tenant occupancy costs	13.3%	14.4%
Combined:
Minimum rents	9.2%	9.4%
Overage rents	0.6	0.5
Expense recoveries	4.4	4.6
Mall tenant occupancy costs	14.2%	14.5%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

(2)	Amounts in this table may not add due to rounding.

Mall tenant ending occupancy and leased space statistics as of March 31, 2018 and 2017 are as follows:

	2018 (1)	2017 (1)
Ending occupancy - all centers	92.2%	92.1%
Ending occupancy - comparable centers	92.8	92.8
Leased space - all centers	94.5	94.5
Leased space - comparable centers	95.0	94.8

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield). Taubman Prestige Outlets Chesterfield has been excluded from "comparable centers" statistics.

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from mall tenants. The spread between comparable center leased space and occupied space, at 2.2% this quarter, is consistent with our history of 1% to 3% in the first quarter.

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

Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent information for comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended March 31
	2018	2017
Average rent per square foot: (1)
Consolidated Businesses	$71.65	$68.75
Unconsolidated Joint Ventures	49.30	47.70
Combined	57.73	55.54

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended March 31 (1) (2)
	2018	2017
Opening base rent per square foot:
Consolidated Businesses	$71.59	$77.52
Unconsolidated Joint Ventures	44.46	54.67
Combined	57.28	66.37
Square feet of GLA opened:
Consolidated Businesses	398,857	431,279
Unconsolidated Joint Ventures	445,158	410,904
Combined	844,015	842,183
Closing base rent per square foot:
Consolidated Businesses	$66.45	$69.54
Unconsolidated Joint Ventures	44.05	44.50
Combined	54.84	57.38
Square feet of GLA closed:
Consolidated Businesses	432,899	431,028
Unconsolidated Joint Ventures	465,379	407,397
Combined	898,278	838,425
Releasing spread per square foot:
Consolidated Businesses	$5.14	$7.98
Unconsolidated Joint Ventures	0.41	10.17
Combined	2.44	8.99
Releasing spread per square foot growth:
Consolidated Businesses	7.7%	11.5%
Unconsolidated Joint Ventures	0.9%	22.9%
Combined	4.4%	15.7%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
(2) Opening and closing statistics exclude spaces gr
The spread between opening and closing rents may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Broadly, the lower releasing spread reflects the recently decelerating environment for retail.

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

	2018	2017
	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$1,454,999	$5,867,393	$1,860,514	$1,343,084	$1,358,577	$1,305,218
All Centers	1,582,682	6,327,787	1,978,554	1,475,440	1,485,116	1,388,677
Revenues and nonoperating income (expense)
Consolidated Businesses	$154,349	$652,993	$187,665	$155,716	$157,750	$151,862
Ending occupancy:
Comparable	92.8%		95.7%	94.3%	93.3%	92.8%
All Centers	92.2		94.8	93.5	92.7	92.1
Leased space:
Comparable	95.0%		96.6%	96.6%	95.6%	94.8%
All Centers	94.5		95.9	95.9	94.9	94.5

(1) Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain recent transactions or events that affected operations during the three months ended March 31, 2018 and 2017, or are expected to affect operations in the future.

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. Our hurricane coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions. However, we expect insurance proceeds will lag and likely not be received in the same period the losses are incurred. During the three months ended March 31, 2018, we recorded $0.7 million of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income. Additionally, during the three months ended March 31, 2018, we recognized a reduction of $3.9 million of depreciation expense relating to insurance proceeds received in the period for property damage for which we took write-offs in 2017. We continue to assess physical loss and will update these estimates if necessary. See "Part II - Item 1 - Legal Proceedings" for more information regarding our ongoing litigation with Saks Fifth Avenue Puerto Rico, Inc. and Saks Incorporated to compel them to immediately repair and remediate the Saks Fifth Avenue store.

Taubman Asia

We have a joint venture with Wangfujing that owns an interest in a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which opened in March 2017. We own an effective 49% interest in CityOn.Zhengzhou, which is accounted for as an Unconsolidated Joint Venture.

Disposition

Valencia Place Office Tower at Country Club Plaza

In March 2017, our joint venture with The Macerich Company sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG’s beneficial share). The joint venture recognized a gain on the sale of the Valencia Place office tower, of which TRG's beneficial share, net of tax, was $2.1 million.
Debt Transactions

In March 2018, we completed a $250 million unsecured term loan that matures in March 2023 (see "Liquidity and Capital Resources - Term Loans").

Also in March 2018, proceeds from both the $250 million unsecured term loan and the Twelve Oaks Mall loan (see below) were used to pay off our existing $475 million unsecured term loan.

In February 2018, we completed a 10-year, $300 million non-recourse financing for Twelve Oaks Mall. The payments on the loan, which bears interest at a fixed rate of 4.85%, began in April 2018 and are amortizing principal based on 30 years. As a result of this financing, Twelve Oaks Mall has been removed as a guarantor under the primary unsecured revolving line of credit and the unsecured term loans.

In July 2017, we obtained an additional one-year extension option for The Mall at Green Hills loan, providing the option to extend the maturity date to December 2020.

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

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In March 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield. The building and improvements will be transferred to The Staenberg Group (“TSG”), and TSG will lease the land subject to a long-term, participating ground lease. We will receive ground lease payments and a share of the property’s revenues above a specified level. TSG is planning a significant redevelopment of the property, which will transform it into a unique entertainment, shopping and dining destination. During the transition, the center will be temporarily renamed Chesterfield Outlets. We have no future capital obligation related to the redevelopment of the property. Both we and TSG have the ability to terminate the ground lease in the event that the redevelopment has not begun within five years, with the buildings and improvements reverting to us upon termination. The transaction, which has been approved by our Board of Directors, is subject to normal closing conditions. Closing is expected to occur in May 2018. Taubman Prestige Outlet Chesterfield's historic contribution to our results of operations has been immaterial. For our accounting purposes, an allocation of the transaction's consideration between the sales price for the building and improvements and the land lease is to be determined after the transaction closes. We will defer recognition of a sale of the building and improvements and maintain the property on our Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing the redevelopment.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The following is a comparison of our results for the three months ended March 31, 2018 and 2017, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the three months ended March 31, 2018 were $161.5 million, a $12.4 million or 8.3% increase from the comparable period in 2017. The following impacted total revenues:

•	the increase in minimum rents was primarily attributable to an increase in average rent per square foot;

•
the decrease in expense recoveries was primarily attributable to a decrease in recoveries at The Mall of San Juan due to property damage, business interruption, and other impacts of Hurricane Maria; and

•	the increase in other income was primarily attributable to increases in lease cancellation income and in food and beverage revenues of our restaurant joint venture.

Total expenses for the three months ended March 31, 2018 were $139.3 million, a $0.3 million or 0.2% increase from the comparable period in 2017. The following impacted total expenses:

•	the decrease in maintenance, taxes, utilities, and promotion expense was primarily attributable to decreases in property tax and common area maintenance expenses;

•
the increase in other operating expense was primarily due to food and beverage expenses of our restaurant joint venture and increased bad debt expenses, partially offset by cost saving initiatives enacted in response to the completion of another major development cycle and current near-term challenges facing the U.S. mall industry;

•
the decrease in general and administrative expense was also primarily due to the aforementioned cost saving initiatives. A restructuring charge was incurred in the prior year related to reductions in our workforce and the reorganization of various areas of the organization, which were also undertaken for a similar reason;

•
the increase in interest expense was attributable to overall increased levels of debt, an increase in LIBOR, reduced capitalization of interest on developments and redevelopments, and our recently completed financing for Twelve Oaks Mall; and

•
the decrease in depreciation and amortization expense was primarily due to a reduction of expenses related to insurance proceeds received for previously capitalized expenditures at The Mall of San Juan.

Nonoperating income (expense) decreased primarily due to a decrease in the fair value of our Simon Property Group (SPG) common shares investment.

Net Income

Net income was $34.6 million for the three months ended March 31, 2018 compared to $32.8 million for the three months ended March 31, 2017. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended March 31, 2018 was $18.6 million compared to $17.2 million in the comparable period in 2017. Diluted earnings per common share was $0.30 for the three months ended March 31, 2018 compared to $0.28 for the three months ended March 31, 2017.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $76.6 million for the three months ended March 31, 2018 compared to $74.4 million for the three months ended March 31, 2017. FFO per diluted common share was $0.88 for the three months ended March 31, 2018 and $0.85 per diluted common share for the three months ended March 31, 2017. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended March 31, 2018 was $90.4 million, and excluded a reduction of a previously expensed restructuring charge, costs incurred associated with shareowner activism, the fluctuation in the fair value of our SPG common shares investment, and a charge recognized in connection to the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended March 31, 2017 was $80.2 million, and excluded a restructuring charge, costs incurred associated with shareowner activism, and a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017. Adjusted FFO per diluted common share was $1.04 for the three months ended March 31, 2018 and $0.92 per diluted common share for the three months ended March 31, 2017. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended March 31, 2018, the consolidated non-comparable centers contributed total operating revenues of $21.9 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $12.6 million. During the three months ended March 31, 2017, the consolidated non-comparable centers contributed total operating revenues of $21.9 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $10.5 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the three months ended March 31, 2018, comparable center NOI excluding lease cancellation income was up 4.7% over the comparable period in 2017. Also, for the three months ended March 31, 2018, comparable center NOI including lease cancellation income was up 9.2% over the comparable period in 2017.

For the three months ended March 31, 2018, we recognized our $11.2 million share of lease cancellation income, as compared to $2.2 million for the three months ended March 31, 2017.

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

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have six unencumbered center properties. The entities that own Beverly Center, Dolphin Mall, and The Gardens on El Paseo are guarantors under our primary unsecured revolving credit facility, $250 million unsecured term loan, and $300 million unsecured term loan, and are unencumbered assets under such facility and term loans. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, Taubman Prestige Outlets Chesterfield, The Mall of San Juan, and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield" for more information).

Cash and Revolving Lines of Credit

As of March 31, 2018, we had a consolidated cash balance of $53.9 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2018, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $416.5 million. Fourteen banks participate in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility matures in February 2021 with two six-month extension options, and bears interest at a range based on our total leverage ratio. As of March 31, 2018, the total leverage ratio resulted in a rate of LIBOR plus 1.45% with a 0.225% facility fee. As of March 31, 2018, the LIBOR rate is swapped to 1.65% through February 2019 on $225 million of the $1.1 billion unsecured facility. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $300 million unsecured term loan, would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Construction Financings

In addition to the revolving lines of credit described above, we often use construction financing where available and place non-recourse permanent financing on new assets upon their stabilization. We have construction facilities outstanding for several recently opened centers, as described in the following paragraphs.

We have a $330.9 million construction facility for International Market Place, a consolidated joint venture. As of March 31, 2018, $37.1 million was available under the construction facility. The facility, which matures in August 2018, has two, one-year extension options, and bears interest at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.60% upon the achievement of certain performance measures. The loan is interest-only during the initial three-year term and no draws on the loan are permitted after the original maturity date. During the extension period, debt service payments also include principal payments based on an assumed interest rate of 6.0% and a 30-year amortization.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) ($132.6 million U.S. dollars using the March 31, 2018 exchange rate). We have an effective 49% interest in the Unconsolidated Joint Venture. The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The interest rate on the debt outstanding at March 31, 2018 was 6.37%. As of March 31, 2018, $39.3 million U.S. dollars were available under the construction facility using the March 31, 2018 exchange rate.

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain short-term financing, in the form of loans from partners or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of March 31, 2018, our share of such loans was approximately $131 million. These loans have fixed interest rates that range from 2.5% to 5.7%. These loans are collateralized with restricted cash on our Consolidated Balance Sheet.

Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for further details of our construction financings and related guarantees.

Upcoming Maturities and Financings

The loan for Fair Oaks Mall, a 50% owned Unconsolidated Joint Venture, matures in July 2018. We expect to refinance this loan with a new $260 million, five-year, non-recourse financing for on the center. We expect the loan to bear interest at a fixed rate of approximately 5.35%.

The construction facility for International Market Place matures in August 2018, and we are currently evaluating options related to refinancing or exercising the initial one-year extension option.

The loan for The Mall at Green Hills matures in December 2018. We plan to exercise the initial one-year extension option upon maturity.

Term Loans

In March 2018, we completed a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of March 31, 2018, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The proceeds from this financing, in conjunction with the proceeds from the financing for Twelve Oaks Mall and borrowings on our revolving line of credits, were used to pay off our existing $475 million unsecured term loan. Our existing swaps on the $475 million unsecured term loan were applied to other unsecured debt, including the new $250 million unsecured term loan, resulting in an effective interest rate on the new term loan in the range of 2.89% to 3.54% through the remaining swap period ending in February 2019. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of March 31, 2018, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 2.14%, which results in an effective interest rate in the range of 3.39% to 4.04%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

SPG Common Shares Investment

As of March 31, 2018, we have an investment in 590,124 SPG common shares. We have never intended to hold the investment long-term and may elect to sell them at any time.

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2018 and 2017

Operating Activities

Our net cash provided by operating activities was $50.6 million in 2018, compared to $108.2 million in 2017. See also "Results of Operations" for descriptions of 2018 and 2017 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $52.1 million in 2018, compared to $52.8 million in 2017. Additions to properties in 2018 and 2017 related primarily to capital and tenant improvements at existing centers, including centers under redevelopment. A tabular presentation of 2018 and 2017 capital spending is shown in "Capital Spending." Insurance proceeds received for capital items at The Mall of San Juan were $4.8 million in 2018, and related to property damage for which we took write-offs in 2017. In 2017, we made a refundable deposit of $11.0 million relating to a potential development opportunity with Shinsegae in South Korea. After performing due diligence, we decided not to proceed with the project.

Contributions to Unconsolidated Joint Ventures were zero in 2018 and $1.6 million in 2017, primarily related to the funding of Taubman Asia project costs. Distributions from Unconsolidated Joint Ventures in excess of income were $1.7 million in 2018. Distributions from Unconsolidated Joint Ventures in excess of income were $39.3 million in 2017, which is primarily attributable to the proceeds from the sale of the Valencia Place office tower at Country Club Plaza and the additional proceeds from the incremental financing for The Mall at Millenia.

Financing Activities

Net cash provided by financing activities was $18.0 million in 2018, compared to $33.4 million used in financing activities in 2017. In 2018, proceeds from the issuance of debt, net of payments and issuance costs were $83.7 million, provided by the proceeds from our $250 million unsecured term loan, and our $300 million financing on Twelve Oaks Mall, partially offset by the payoff of our $475 million unsecured term loan. In 2017, proceeds from the issuance of debt, net of payments and issuance costs were $26.3 million, generally provided by the proceeds from our $300 million unsecured term loan and borrowings on the revolving lines of credit, partially offset by the payoff of the construction facility for The Mall of San Juan.

In 2018, $2.3 million was paid in connection with incentive plans, compared to $2.0 million received in 2017. Total dividends and distributions paid were $63.4 million and $61.7 million in 2018 and 2017, respectively.

Beneficial Interest in Debt

At March 31, 2018, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,803.2 million, with an average interest rate of 3.73% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of March 31, 2018, there were no unamortized premiums and no interest rate hedging costs being amortized. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $436.0 million as of March 31, 2018, which includes $405.2 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2018:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,040.9	3.88%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in April 2018	129.6	4.10%
Swap maturing in February 2019	250.0	3.24%
Swap maturing in February 2019	225.0	3.10%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	82.6	3.58%
Swap maturing in February 2022	300.0	3.74%
Swap maturing in March 2024	12.0	3.49%
	$1,017.0	3.49%	(1)

Floating month to month	763.4	3.46%	(1)
Total floating rate debt	$1,780.4	3.48%	(1)

Total beneficial interest in debt	$4,821.4	3.73%	(1)

Total deferred financing costs, net	$(18.0)

Net beneficial interest in debt	$4,803.2

Amortization of deferred financing costs (2)		0.20%
Average all-in rate		3.94%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at March 31, 2018, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $7.6 million, and due to the effect of capitalized interest, decrease annual earnings by $6.8 million. A one percent decrease in interest rates would increase cash flows by $7.6 million and due to the effect of capitalized interest, increase annual earnings by $6.8 million. Based on our consolidated debt and interest rates in effect at March 31, 2018, a one percent increase in interest rates would decrease the fair value of debt by $145.9 million, while a one percent decrease in interest rates would increase the fair value of debt by $159.4 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, $250 million and $300 million unsecured term loans, and the construction facility on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2018, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of March 31, 2018. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

Redevelopments

We are working on a comprehensive renovation of Beverly Center scheduled to be completed by the 2018 holiday season. The project will cost approximately $500 million and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of March 31, 2018, we had capitalized costs of $315.5 million related to this renovation.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of March 31, 2018, we had capitalized costs of $110.7 million related to this redevelopment project.

2018 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2018, is summarized in the following table:

	2018 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			$(6.5)	$(3.2)
Existing centers:
Projects with incremental GLA or anchor replacement(3)	$8.6	$8.6	—	—
Projects with no incremental GLA and other (4)	54.0	52.7	2.7	1.2
Mall tenant allowances	5.8	5.0	3.6	1.6
Asset replacement costs recoverable from tenants	0.3	0.3	1.0	0.7
Corporate office improvements, technology, equipment, and other	0.1	0.1	—	—
Total	$68.8	$66.6	$0.8	$0.4

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Reflects true-up of accruals for previously estimated capital spending at CityOn.Xi'an and CityOn.Zhengzhou.

(3)	Includes costs related to The Mall at Green Hills redevelopment.

(4)	Includes costs related to the Beverly Center renovation.

(5)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2018, in addition to the costs above, we incurred our $1.9 million share of Consolidated Businesses’ and $0.8 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2018:

(in millions)
Consolidated Businesses’ capital spending	$68.8
Other differences between cash and accrual basis	(10.1)
Additions to properties	$58.7

Planned 2018 Capital Spending

The following table summarizes planned capital spending for 2018, including actual spending through March 31, 2018 and anticipated spending for the remainder of the year:

	2018 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			$(6.5)	$(3.2)
Existing centers:
Projects with incremental GLA or anchor replacement (3)	$79.7	$79.7	—	—
Projects with no incremental GLA and other (4)	238.2	232.7	9.2	5.2
Mall tenant allowances	9.7	8.9	13.4	7.0
Asset replacement costs recoverable from tenants	22.8	22.2	12.8	7.1
Corporate office improvements, technology, equipment, and other	4.7	4.7	—	—
Total	$355.1	$348.2	$35.4	$19.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Reflects true-up of accruals for previously estimated capital spending at CityOn.Xi'an and CityOn.Zhengzhou.

(3)	Includes costs related to The Mall at Green Hills redevelopment.

(4)	Includes costs related to the Beverly Center renovation.

(5)	Amounts in this table may not add due to rounding.

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments and redevelopments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, (12) early lease terminations and bankruptcies, (13) fluctuations in foreign currency exchange rates, and (14) other risks included in "Risk Factors" in our most recent Annual Report on Form 10-K. In addition, estimates of capital spending will change as new projects are approved by our Board of Directors.

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

On March 2, 2018, we declared a quarterly dividend of $0.655 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on March 30, 2018 to shareowners of record on March 15, 2018.
New Accounting Pronouncement

Refer to "Note 14 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of Accounting Standards Update No. 2016-02, addressing leases.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three months ended March 31, 2018, we adjusted FFO to exclude a reduction of a previously expensed restructuring charge, costs incurred associated with shareowner activism, the fluctuation in the fair value of the SPG common shares investment, and a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. For the three months ended March 31, 2017, we adjusted FFO to exclude a restructuring charge, costs incurred associated with shareowner activism, and a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017.

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended March 31
	2018			2017
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$18.6	60,917,235	$0.31	$17.2	60,555,466	$0.28
Add impact of share-based compensation	—	289,142		—	498,290
Net income attributable to TCO common shareowners - diluted	$18.6	61,206,377	$0.30	$17.2	61,053,756	$0.28
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Add TCO's additional income tax expense	—		—	0.1		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax expense	$20.2	61,206,377	$0.33	$18.9	61,053,756	$0.31
Add:
Noncontrolling share of income of TRG	8.3	24,954,658		7.8	24,977,946
Distributions to participating securities of TRG	0.6	871,262		0.6	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$29.1	87,032,297	$0.33	$27.3	86,902,964	$0.31
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	35.0		0.40	37.7		0.43
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.9)		(0.02)	(1.8)		(0.02)
Share of Unconsolidated Joint Ventures	17.1		0.20	15.7		0.18
Non-real estate depreciation	(1.1)		(0.01)	(0.7)		(0.01)
Less beneficial share of gain on disposition, net of tax	—		—	(2.1)		(0.02)
Less impact of share-based compensation	—		—	—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$76.6	87,032,297	$0.88	$74.4	86,902,964	$0.86
TCO's average ownership percentage of TRG - basic	70.9%			70.8%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax expense	$54.3		$0.88	$52.7		$0.86
Less TCO's additional income tax expense	—		—	(0.1)		—
Funds from Operations attributable to TCO's common shareowners	$54.3		$0.88	$52.6		$0.85

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$76.6	87,032,297	$0.88	$74.4	86,902,964	$0.86
Restructuring charge	(0.3)		—	1.9		0.02
Costs associated with shareowner activism	3.5		0.04	3.5		0.04
Fluctuation in fair value of SPG common shares investment	10.3		0.12
Write-off of deferred financing costs	0.4		—	0.4		—
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$90.4	87,032,297	$1.04	$80.2	86,902,964	$0.92
TCO's average ownership percentage of TRG - basic	70.9%			70.8%
Adjusted Funds from Operations attributable to TCO's common shareowners	$64.1		$1.04	$56.8		$0.92

(1)	Depreciation includes $3.7 million $3.5 million of mall tenant allowance amortization for the three months ended March, 31 2018 and 2017, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2018	2017
Net income	$34.6	$32.8

Add (less) depreciation and amortization:
Consolidated businesses at 100%	35.0	37.7
Noncontrolling partners in consolidated joint ventures	(1.9)	(1.8)
Share of Unconsolidated Joint Ventures	17.1	15.7

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	30.8	25.5
Noncontrolling partners in consolidated joint ventures	(3.0)	(3.0)
Share of Unconsolidated Joint Ventures	16.8	15.8
Income tax expense:
Consolidated businesses at 100%	0.2	0.2
Noncontrolling partners in consolidated joint ventures	(0.1)	—
Share of Unconsolidated Joint Ventures	0.7	1.6
Share of income tax expense on disposition		0.7

Less noncontrolling share of income of consolidated joint ventures	(1.3)	(1.4)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	6.3	6.2
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	51.0	47.9

EBITDA at 100%	$186.2	$177.9

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	8.5	10.8
Management, leasing, and development services, net	(0.5)	(0.3)
Restructuring charge	(0.3)	1.9
Costs associated with shareowner activism	3.5	3.5
Straight-line of rents	(5.5)	(1.9)
Fluctuation in fair value of SPG common shares investment	10.3
Insurance recoveries - The Mall of San Juan	(0.7)
Gain on disposition		(4.4)
Gain on sale of peripheral land		(1.7)
Dividend income	(1.2)	(1.0)
Interest income	(1.6)	(2.0)
Other nonoperating expense (income)	—	0.1
Unallocated operating expenses and other	8.1	7.3
Net Operating Income at 100% - total portfolio	$206.8	$190.1
Less Net Operating Income of non-comparable centers (1)	(12.8)	(12.4)
Net Operating Income at 100% - comparable centers	$194.0	$177.7
Lease cancellation income	(11.7)	(3.6)
Net Operating Income at 100% excluding lease cancellation income (2)	$182.3	$174.1

(1)    Includes Beverly Center, CityOn.Zhengzhou, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(3) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis."

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes in our legal proceedings previously disclosed in Part I, Item 3, of our Form 10-K for the year ended December 31, 2017.

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.1
Release of Guaranty, dated February 28, 2018, by and among The Taubman Realty Group Limited Partnership, Twelve Oaks Mall, LLC, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.
X
4.2
Release of Guaranty, dated February 28, 2018, by and among The Taubman Realty Group Limited Partnership, Twelve Oaks Mall, LLC, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.
X
10.1	Termination of Limited Liability Company Agreement of Taubman Properties Asia II LLC dated February 22, 2018 between Taubman Asia Management II LLC, René Tremblay, and Peter John Sharp.	10-K	December 31, 2017	10.15.1
12	Statement Re: Computation of Taubman Centers, Inc. Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
**	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	April 27, 2018	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)