Form 10-Q
period 2018-09-30
TAUBMAN CENTERS INC
filed 2018-10-30
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☒ No

As of October 29, 2018, there were outstanding 61,065,292 shares of common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets:
Properties	$4,661,616	$4,461,045
Accumulated depreciation and amortization	(1,382,881)	(1,276,916)
	$3,278,735	$3,184,129
Investment in Unconsolidated Joint Ventures (Notes 2 and 4)	673,219	605,629
Cash and cash equivalents (Note 13)	38,037	42,499
Restricted cash (Note 13)	95,254	121,905
Accounts and notes receivable, less allowance for doubtful accounts of $12,022 and $10,237 in 2018 and 2017	81,483	78,566
Accounts receivable from related parties	1,783	1,365
Deferred charges and other assets	167,208	180,499
Total Assets	$4,335,719	$4,214,592

Liabilities:
Notes payable, net (Note 5)	$3,793,278	$3,555,228
Accounts payable and accrued liabilities	300,398	307,041
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 4)	480,622	494,851
	$4,574,298	$4,357,120
Commitments and contingencies (Notes 5, 6, 7, 8, and 9)

Redeemable noncontrolling interest (Note 6)	$7,500	$7,500

Equity (Deficit):
Taubman Centers, Inc. Shareowners’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 24,918,773 and 24,938,114 shares issued and outstanding at September 30, 2018 and December 31, 2017	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both September 30, 2018 and December 31, 2017

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both September 30, 2018 and December 31, 2017

Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,012,282 and 60,832,918 shares issued and outstanding at September 30, 2018 and December 31, 2017	610	608
Additional paid-in capital	678,905	675,333
Accumulated other comprehensive income (loss) (Notes 1, 7, and 12)	(15,763)	(6,919)
Dividends in excess of net income (Notes 1 and 7)	(711,855)	(646,807)
	$(48,078)	$22,240
Noncontrolling interests (Note 6)	(198,001)	(172,268)
	$(246,079)	$(150,028)
Total Liabilities and Equity	$4,335,719	$4,214,592

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues:
Minimum rents	$87,306	$84,487	$261,711	$255,577
Overage rents	3,263	3,600	7,453	7,354
Expense recoveries	52,096	51,960	154,177	154,385
Management, leasing, and development services	860	1,147	2,480	3,439
Other	15,595	12,028	47,560	36,226
	$159,120	$153,222	$473,381	$456,981
Expenses:
Maintenance, taxes, utilities, and promotion	$38,149	$42,351	$113,871	$121,581
Other operating	19,253	23,939	64,153	65,356
Management, leasing, and development services	476	524	1,186	1,698
General and administrative	8,530	9,482	25,545	29,649
Restructuring charge (Note 1)		1,751	(423)	4,063
Costs associated with shareowner activism (Note 1)	1,500	3,500	10,000	12,000
Interest expense	33,396	27,782	97,242	80,074
Depreciation and amortization	46,307	45,805	124,325	122,958
	$147,611	$155,134	$435,899	$437,379
Nonoperating income, net (Notes 9 and 11)	8,700	2,494	13,858	8,347
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$20,209	$582	$51,340	$27,949
Income tax benefit (expense) (Note 3)	996	(54)	784	(375)
Equity in income of Unconsolidated Joint Ventures (Note 4)	16,910	13,723	50,680	47,099
Net income	$38,115	$14,251	$102,804	$74,673
Net income attributable to noncontrolling interests (Note 6)	(10,756)	(3,528)	(28,781)	(20,581)
Net income attributable to Taubman Centers, Inc.	$27,359	$10,723	$74,023	$54,092
Distributions to participating securities of TRG (Note 8)	(599)	(576)	(1,797)	(1,723)
Preferred stock dividends	(5,784)	(5,784)	(17,353)	(17,353)
Net income attributable to Taubman Centers, Inc. common shareowners	$20,976	$4,363	$54,873	$35,016

Net income	$38,115	$14,251	$102,804	$74,673
Other comprehensive income (Note 12):
Unrealized gain (loss) on interest rate instruments and other	1,552	(307)	11,384	(8,072)
Cumulative translation adjustment	(15,377)	9,076	(22,224)	19,528
Reclassification adjustment for amounts recognized in net income	(469)	1,034	(699)	5,311
	$(14,294)	$9,803	$(11,539)	$16,767
Comprehensive income	$23,821	$24,054	$91,265	$91,440
Comprehensive income attributable to noncontrolling interests	(6,610)	(6,385)	(25,435)	(25,467)
Comprehensive income attributable to Taubman Centers, Inc.	$17,211	$17,669	$65,830	$65,973

Basic earnings per common share (Note 10)	$0.34	$0.07	$0.90	$0.58

Diluted earnings per common share (Note 10)	$0.34	$0.07	$0.90	$0.58

Cash dividends declared per common share	$0.6550	$0.6250	$1.9650	$1.8750

Weighted average number of common shares outstanding – basic	61,001,357	60,710,184	60,970,572	60,654,026

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands, except share data)

	Taubman Centers, Inc. Shareowners’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(90,845)		90,850	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 8)			190,574	2	10,490				10,492
Former Taubman Asia President redeemable equity adjustment (Note 6)					(446)				(446)
Adjustments of noncontrolling interests (Note 6)					(490)	(16)		(215)	(721)
Dividends and distributions							(132,884)	(55,568)	(188,452)
Other					2		(259)		(257)
Net income (excludes $721 of net loss attributable to redeemable noncontrolling interest) (Note 6)							54,092	21,302	75,394
Other comprehensive income (Note 12):
Unrealized loss on interest rate instruments and other						(5,721)		(2,351)	(8,072)
Cumulative translation adjustment						13,839		5,689	19,528
Reclassification adjustment for amounts recognized in net income						3,763		1,548	5,311
Balance, September 30, 2017	39,438,214	$25	60,712,037	$607	$666,836	$(24,051)	$(628,965)	$(172,378)	$(157,926)

Balance, January 1, 2018	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(19,341)		21,802						—
Share-based compensation under employee and director benefit plans (Note 8)			157,562	2	3,783				3,785
Adjustments of noncontrolling interests (Note 6)					(211)	26		50	(135)
Dividends and distributions							(139,011)	(51,075)	(190,086)
Other (Note 1)						(678)	(60)	(277)	(1,015)
Net income (excludes $135 of net loss attributable to redeemable noncontrolling interest) (Note 6)							74,023	28,916	102,939
Other comprehensive income (Note 12):
Unrealized gain on interest rate instruments						8,081		3,303	11,384
Cumulative translation adjustment						(15,777)		(6,447)	(22,224)
Reclassification adjustment for amounts recognized in net income						(496)		(203)	(699)
Balance, September 30, 2018	39,418,773	$25	61,012,282	$610	$678,905	$(15,763)	$(711,855)	$(198,001)	$(246,079)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2018	2017
Cash Flows From Operating Activities:
Net income	$102,804	$74,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,325	122,958
Provision for bad debts	4,359	7,612
Gains on sales of peripheral land	(1,034)	(945)
Fair value adjustment for marketable equity securities (Notes 1 and 11)	(4,073)
Income from Unconsolidated Joint Ventures (less than) in excess of distributions (Note 1)	(1,411)	5,931
Other	11,418	13,349
Decrease in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(15,426)	(14,844)
Accounts payable and accrued liabilities	(11,243)	(2,169)
Net Cash Provided By Operating Activities	$209,719	$206,565

Cash Flows From Investing Activities:
Additions to properties	$(220,744)	$(249,845)
Proceeds from sales of peripheral land	1,260	1,300
Proceeds from sale of marketable securities (Note 11)	27,626
Insurance proceeds for capital items at The Mall of San Juan (Note 9)	5,768
Funding development deposit (Note 2)		(10,998)
Contributions to Unconsolidated Joint Ventures (Note 2)	(94,245)	(3,524)
Distributions from Unconsolidated Joint Ventures in excess of income (Notes 1 and 2)	1,474	74,696
Other	67	64
Net Cash Used In Investing Activities	$(278,794)	$(188,307)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$215,741	$152,190
Debt proceeds	800,000	336,749
Debt payments	(775,776)	(307,064)
Debt issuance costs	(4,727)	(6,665)
Issuance of common stock and/or TRG Units in connection with incentive plans	(2,306)	1,642
Distributions to noncontrolling interests	(51,075)	(55,568)
Distributions to participating securities of TRG	(1,797)	(1,723)
Cash dividends to preferred shareowners	(17,353)	(17,353)
Cash dividends to common shareowners	(119,861)	(113,808)
Net Cash Provided By (Used In) Financing Activities	$42,846	$(11,600)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 13)	$(4,884)	$(380)

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	(31,113)	6,278

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (Note 13)	164,404	152,965

Cash, Cash Equivalents, and Restricted Cash at End of Period (Note 13)	$133,291	$159,243

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (the Company or TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (the Operating Partnership or TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of the Company’s real estate properties. In this report, the term “Company" refers to TCO, the Operating Partnership, and/or the Operating Partnership's subsidiaries as the context may require. The Company engages in the ownership, management, leasing, acquisition, disposition, development, and expansion of retail shopping centers and interests therein. The Company’s owned portfolio as of September 30, 2018 included 23 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. Taubman Properties Asia LLC and its subsidiaries (Taubman Asia), which is the platform for the Company’s operations in China and South Korea, as well as any developments in Asia, is headquartered in Hong Kong.

In May 2018, the Company closed on a redevelopment agreement for Taubman Prestige Outlets Chesterfield. As of May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (“TSG”), and TSG leases the land from the Company through a long-term, participating ground lease. Both the Company and TSG have the ability to terminate the ground lease in the event that a redevelopment has not begun within five years, with the buildings and improvements reverting to the Company upon such a termination. The Company will defer recognition of a sale of the building and improvements and maintain the property on its Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing a redevelopment. The shopping center has been excluded from the Company's owned shopping center portfolio disclosure above.

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

Ownership

In addition to common stock, there were three classes of preferred stock outstanding (Series B, J, and K) as of September 30, 2018. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. The Company owns corresponding Series J and Series K Preferred Equity interests in the Operating Partnership that entitle the Company to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on the Company’s Series J and Series K Preferred Stock.

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

Outstanding voting securities of the Company at September 30, 2018 consisted of 24,918,773 shares of Series B Preferred Stock and 61,012,282 shares of common stock.

The Operating Partnership

At September 30, 2018, the Operating Partnership’s equity included two classes of preferred equity (Series J and K) and the net equity of the TRG unitholders. Net income and distributions of the Operating Partnership are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in the Operating Partnership in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by the Company and are eliminated in consolidation.

The Company's ownership in the Operating Partnership at September 30, 2018 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. The Company's average ownership percentage in the Operating Partnership for both the nine months ended September 30, 2018 and 2017 was 71%. At September 30, 2018, the Operating Partnership had 85,945,815 TRG Units outstanding, of which the Company owned 61,012,282 TRG Units. Disclosures about TRG Units outstanding exclude TRG Profits Units granted or other share-based grants for which TRG Units may eventually be issued (Note 8).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charge

The Company has been undergoing a restructuring to reduce its workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the nine months ended September 30, 2018, the Company recorded a change in estimate to previously recognized charges resulting in a reversal of expense of $0.4 million. There was no adjustment recorded to the restructuring charge during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company incurred $1.8 million and $4.1 million, respectively, of expenses related to the restructuring. These expenses and adjustments thereto have been separately classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of September 30, 2018, $0.2 million of the restructuring costs recognized during 2017 and 2018 were unpaid and remained accrued.

Costs Associated with Shareowner Activism

During the three and nine months ended September 30, 2018, the Company incurred $1.5 million and $10.0 million, respectively, of expense associated with activities related to shareowner activism, largely legal and advisory services. During the three and nine months ended September 30, 2017, the Company incurred $3.5 million and $12.0 million, respectively, of expense associated with shareowner activism. Also included in the activism costs is a retention program for certain employees. Given the uncertainties associated with shareowner activism and to ensure the retention of top talent in key positions within the Company, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. The Company and the Board of Directors believe these benefits are instrumental in ensuring the continued success of the Company during the retention period. Due to the unusual and infrequent nature of these expenses in the Company's history, they have been separately classified as Costs Associated with Shareowner Activism on the Company's Consolidated Statement of Operations and Comprehensive Income. Unvested incentive benefits under the retention awards as of September 30, 2018 were $1.9 million, which will be recognized as service is rendered through December 31, 2019.

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

Change in Accounting Policies

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. As such, the Company now measures equity investments at fair value through net income, except for those that result in consolidation or are accounted for under the equity method. Upon adoption, the Company applied the modified-retrospective approach and recorded a one-time cumulative-effect adjustment to reclassify $1.0 million of historical unrealized gains on the fair value adjustments as of December 31, 2017 of its investment in Simon Property Group (SPG) common shares from Accumulated Other Comprehensive Income (Loss) (AOCI) to Dividends in Excess of Net Income on the Company's Consolidated Balance Sheet. Beginning in January 2018, changes in the fair value of any outstanding SPG common shares are being recorded in Nonoperating Income, Net on the Company's Consolidated Statement of Operations and Comprehensive Income (Note 11).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Statement Presentation

On January 1, 2018, the Company adopted ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash", which changed the presentation of restricted cash and changes in restricted cash on the Consolidated Statement of Cash Flows. As a result, the Company changed the presentation of its Consolidated Statement of Cash Flows for both the nine months ended September 30, 2018 and 2017 to include restricted cash. Refer to Note 13 for a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows. In connection with the adoption of this ASU, the Company revisited its accounting policies and presentation in regards to cash, deposits, and other investments subject to restrictions. In doing so, the Company reclassified $119.2 million from Deferred Charges and Other Assets to Restricted Cash on the Consolidated Balance Sheet as of December 31, 2017, to conform to current year classifications.

On January 1, 2018, the Company adopted ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments", which clarified the presentation of certain cash receipts and payments, including the classification of distributions received from equity method investees, on the Consolidated Statement of Cash Flows. In connection with the adoption of this ASU on January 1, 2018, the Company re-evaluated its current methodology and retrospectively changed the presentation of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 to re-classify prior year balances to correspond with current year classifications, specifically related to distributions received from equity method investees.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Expense recoveries	$52,096	$51,960	$154,177	$154,385
Shopping center and other operational revenues (1)	12,303	10,948	33,940	29,452
Management, leasing, and development services	860	1,147	2,480	3,439
Total revenue from contracts with customers	$65,259	$64,055	$190,597	$187,276

(1)	Represents consolidated Other revenue reported on the Consolidated Statement of Operations and Comprehensive Income excluding lease cancellation income.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when the Company has a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of September 30, 2018, the Company had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to the Company's performance obligations that were unsatisfied, or partially unsatisfied, as of September 30, 2018 were inconsequential.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redevelopments

The Company has ongoing redevelopment projects at Beverly Center and The Mall at Green Hills, which are expected to be completed in 2018 and 2019, respectively. In total, these two redevelopment projects are expected to cost approximately $700 million. As of September 30, 2018, the Company's total capitalized costs related to these redevelopment projects were $536.5 million.

Asia Developments

Operating Center

CityOn.Zhengzhou, a shopping center located in Zhengzhou, China, opened in March 2017. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

South Korea Projects

The Company has partnered with Shinsegae Group, the Company's partner in Starfield Hanam, to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. The Company expects to beneficially own a 24.5% interest in the project; however the Company currently owns and is funding 49% of the project until an additional capital partner is admitted. The center is scheduled to open in late 2020. As of September 30, 2018, the Company has invested $96.2 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense (Benefit)

The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Federal current	$(433)	$253	$(373)	$(1,103)
Federal deferred	(711)	(204)	(1,059)	823
Foreign current	223	370	857	712
Foreign deferred	50	(176)	(74)	(136)
State current	(113)	(202)	(110)	(61)
State deferred	(12)	13	(25)	140
Total income tax expense (benefit)	$(996)	$54	$(784)	$375

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 were as follows:

	2018		2017
Deferred tax assets:
Federal	$5,665	(1)	$503
Foreign	1,816		1,788
State	1,037		545
Total deferred tax assets	$8,518		$2,836
Valuation allowances	(2,291)		(1,620)
Net deferred tax assets	$6,227		$1,216
Deferred tax liabilities:
Foreign	$1,863		$1,517
Total deferred tax liabilities	$1,863		$1,517

(1)
During 2018, a $4.1 million deferred tax asset was recognized for the Federal investment tax credit generated from solar equipment placed in service. A corresponding reduction in properties assets was recorded to reflect the deferral method of accounting for tax credits.

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

Shopping Center	Ownership as of September 30, 2018 and December 31, 2017
CityOn.Xi'an	50%
CityOn.Zhengzhou	49
Country Club Plaza	50
Fair Oaks Mall	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Anseong (under development)	Note 2
Starfield Hanam	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by the Operating Partnership's beneficial interest in the combined operations information. The combined financial information of the Unconsolidated Joint Ventures as of September 30, 2018 excludes the balances of Starfield Anseong, which was under development as of September 30, 2018 (Note 2). Beneficial interest is calculated based on the Operating Partnership's ownership interest in each of the Unconsolidated Joint Ventures.

	September 30, 2018	December 31, 2017
Assets:
Properties	$3,709,976	$3,756,890
Accumulated depreciation and amortization	(838,955)	(767,678)
	$2,871,021	$2,989,212
Cash and cash equivalents	171,616	147,102
Accounts and notes receivable, less allowance for doubtful accounts of $7,006 and $4,706 in 2018 and 2017	129,216	121,173
Deferred charges and other assets	125,357	136,837
	$3,297,210	$3,394,324

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net	$2,822,403	$2,860,384
Accounts payable and other liabilities	432,663	471,948
TRG's accumulated deficiency in assets	(53,500)	(48,338)
Unconsolidated Joint Venture Partners' accumulated equity in assets	95,644	110,330
	$3,297,210	$3,394,324

TRG's accumulated deficiency in assets (above)	$(53,500)	$(48,338)
TRG's investment in Starfield Anseong (Note 2) and advances to CityOn.Zhengzhou	140,011	46,106
TRG basis adjustments, including elimination of intercompany profit	58,422	63,886
TCO's additional basis	47,664	49,124
Net investment in Unconsolidated Joint Ventures	$192,597	$110,778
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	480,622	494,851
Investment in Unconsolidated Joint Ventures	$673,219	$605,629

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues	$146,973	$146,406	$446,608	$429,679
Maintenance, taxes, utilities, promotion, and other operating expenses	$50,140	$59,494	$155,321	$159,854
Interest expense	33,199	32,108	99,316	97,198
Depreciation and amortization	32,791	31,907	98,727	95,103
Total operating costs	$116,130	$123,509	$353,364	$352,155
Nonoperating income, net	563	340	1,491	2,551
Income tax expense	(1,896)	(276)	(4,740)	(4,139)
Gain on disposition, net of tax (1)				3,713
Net income	$29,510	$22,961	$89,995	$79,649

Net income attributable to TRG	$15,193	$12,585	$46,435	$42,833
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	2,205	1,626	5,705	5,726
Depreciation of TCO's additional basis	(488)	(488)	(1,460)	(1,460)
Equity in income of Unconsolidated Joint Ventures	$16,910	$13,723	$50,680	$47,099

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$52,216	$47,063	$155,744	$147,310
Interest expense	(17,093)	(16,574)	(51,107)	(50,204)
Depreciation and amortization	(17,190)	(16,646)	(51,570)	(49,819)
Income tax expense	(1,023)	(120)	(2,387)	(2,271)
Gain on disposition, net of tax (1)				2,083
Equity in income of Unconsolidated Joint Ventures	$16,910	$13,723	$50,680	$47,099

(1)Amount represents the gain related to the sale of the Valencia Place office tower at Country Club Plaza in March 2017 (Note 2).

Related Party

In 2016, the Company issued a note receivable to CityOn.Zhengzhou for purposes of funding development costs. The balance of the note receivable was $43.8 million and $46.1 million as of September 30, 2018 and December 31, 2017, respectively, and was classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
September 30, 2018	$3,793,278		$2,822,403		$3,502,696		$1,441,430
December 31, 2017	3,555,228		2,860,384		3,261,777		1,459,854

Capitalized interest:
Nine Months Ended September 30, 2018	$12,266	(1)	$9		$12,202	(1)	$4
Nine Months Ended September 30, 2017	9,552	(1)	456	(2)	9,480	(1)	456	(2)

Interest expense:
Nine Months Ended September 30, 2018	$97,242		$99,316		$88,219		$51,107
Nine Months Ended September 30, 2017	80,074		97,198		71,136		50,204

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

2018 Financings

In August 2018, a three-year, $250 million financing was completed for International Market Place. The payments on the loan, which bears interest at LIBOR plus 2.15%, are interest only for the initial three-year term. The interest rate may be reduced to LIBOR plus 1.85% upon the achievement of certain performance measures. There are two, one-year extension options. The Operating Partnership has provided an unconditional guarantee of the loan balance during the term of the loan. Proceeds from the financing were used to pay off the previous construction facility, which had a balance of $250.0 million after the Company made a repayment on the facility of $43.8 million in July 2018.

In March 2018, the Company completed a five-year, $250 million unsecured term loan. TRG is the borrower under the loan, which bears interest at a range of LIBOR plus 1.25% to LIBOR plus 1.90% based on the Company's total leverage ratio. The proceeds from this financing, in conjunction with the proceeds from the financing for Twelve Oaks Mall (see below), were used to pay off the Company's existing $475 million unsecured term loan. The Company's existing swaps on the $475 million unsecured term loan were applied to other unsecured debt, including the new $250 million unsecured term loan, resulting in an effective interest rate on the new term loan in the range of 2.89% to 3.54% through the remaining swap period ending in February 2019. The loan includes an accordion feature which would increase the Company's borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. In October 2018, the Company entered into forward starting swaps to fix the LIBOR rate to 3.02% on the $250 million unsecured term loan, effective from March 2019 through maturity, which will result in an effective interest rate in the range of 4.27% to 4.92%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upcoming Maturity

The $150 million loan for The Mall at Green Hills matures in December 2018. The Company plans to exercise the first of two one-year extension options upon maturity.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on the Company’s primary unsecured revolving line of credit, as well as the $300 million and $250 million unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, the Company’s primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of September 30, 2018, the corporate total leverage ratio was the most restrictive covenant. The Company was in compliance with all of its covenants and loan obligations as of September 30, 2018. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain the Company’s tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the August 2018 financing at International Market Place, the Operating Partnership has provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250.0 million International Market Place loan is non-amortizing during the initial three-year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of September 30, 2018 was $0.8 million. The Company believes the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, the Operating Partnership provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of September 30, 2018, the interest rate swap was an asset and in a receivable position for unpaid interest. The Company believes the likelihood of a payment under the guarantee to be remote.

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

The Former Asia President has an ownership interest in Taubman Asia. This interest entitles the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities undergone prior to the Successor Asia President obtaining an ownership interest (see below) being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon Taubman Asia's properties reaching certain specified milestones. The redemption price for the ownership interest is the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. The Company presents as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into level 3 of the fair value hierarchy. As of both September 30, 2018 and December 31, 2017, the carrying amount of this redeemable equity was $7.5 million. Any adjustments to the redemption value are recorded through equity.

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

The Successor Asia President also has an ownership interest in Taubman Asia. This interest entitles the Successor Asia President to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by the Operating Partnership for Taubman Asia's operating and investment activities subsequent to the Successor Asia President obtaining his ownership interest. The Operating Partnership has a preferred investment in Taubman Asia to the extent the Successor Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to the Operating Partnership's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Successor Asia President has the ability to put, the Successor Asia President’s ownership interest upon specified terminations of the Successor Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as January 2022) of the fair value of the ownership interest less the amount required to return the Operating Partnership's preferred interest. The Company has determined that the Successor Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. As of September 30, 2018, the carrying amount of this redeemable equity was zero. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Market Place

The Company owns a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii, which opened in August 2016. The 6.5% joint venture partner has no obligation and no right to contribute capital. The Company is entitled to a preferential return on its capital contributions. The Company has the right to purchase the joint venture partner's interest and the joint venture partner has the right to require the Company to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, the Company accounts for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both September 30, 2018 and December 31, 2017. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	Nine Months Ended September 30
	2018	2017
Balance, January 1	$7,500	$8,704
Former Taubman Asia President vested redeemable equity		446
Allocation of net loss	(135)	(721)
Adjustments of redeemable noncontrolling interest	135	721
Balance, September 30	$7,500	$9,150

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of September 30, 2018 and December 31, 2017 included the following:

	2018	2017
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(157,838)	$(160,359)
Noncontrolling interests in partnership equity of TRG	(40,163)	(11,909)
	$(198,001)	$(172,268)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended September 30, 2018 and 2017 included the following:

	Three Months Ended September 30
	2018	2017
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,589	$1,524
Noncontrolling share of income of TRG	9,192	2,298
	$10,781	$3,822
Redeemable noncontrolling interest:	(25)	(294)
	$10,756	$3,528

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) attributable to the noncontrolling interests for the nine months ended September 30, 2018 and 2017 included the following:

	Nine Months Ended September 30
	2018	2017
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$4,523	$5,000
Noncontrolling share of income of TRG	24,393	16,302
	$28,916	$21,302
Redeemable noncontrolling interest:	(135)	(721)
	$28,781	$20,581

Equity Transactions

The following table presents the effects of changes in Taubman Centers, Inc.’s ownership interest in consolidated subsidiaries on Taubman Centers, Inc.’s equity for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30
	2018	2017
Net income attributable to Taubman Centers, Inc. common shareowners	$54,873	$35,016
Transfers (to) from the noncontrolling interest:
(Decrease) increase in Taubman Centers, Inc.’s paid-in capital for adjustments of noncontrolling interest (1)	(211)	(490)
Net transfers (to) from noncontrolling interests	(211)	(490)
Change from net income attributable to Taubman Centers, Inc. and transfers (to) from noncontrolling interests	$54,662	$34,526

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

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2018, the Company held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $360 million at September 30, 2018, compared to a book value of $(157.8) million that is classified in Noncontrolling Interests on the Company’s Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

As of September 30, 2018, the Company had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%	1.90%	(1)	3.54%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%	1.70%	(1)	3.35%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%	1.90% / 1.70%	(1)	3.54% / 3.34%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000	2.14%	1.90%	(2)	4.04%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000	2.14%	1.90%	(2)	4.04%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	2.14%	1.90%	(2)	4.04%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	2.14%	1.90%	(2)	4.04%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	163,072	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. The Company is currently using these swaps to manage interest rate risk on the $250 million unsecured term loan and $225 million on the $1.1 billion primary unsecured revolving line of credit. The credit spreads on these loans can vary within a range of 1.25% to 1.90% on the $250 million unsecured term loan and 1.15% to 1.70% on the primary unsecured revolving line of credit, depending on the Company's total leverage ratio at the measurement date, resulting in an effective rate in the range of 2.89% to 3.54% on the $250 million unsecured term loan and 2.80% to 3.35% on $225 million of the $1.1 billion primary unsecured revolving line of credit during the remaining swap period. In October 2018, the Company entered into forward starting swaps on the $250 million unsecured term loan (see "Note 5 - Beneficial Interest in Debt and Interest Expense - 2018 Financings").

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

The Company expects that approximately $3.8 million of the AOCI of Taubman Centers, Inc. and the noncontrolling interests will be reclassified from AOCI and recognized as an increase to income in the following 12 months.

The following tables present the effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30			Three Months Ended September 30
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$756	$472	Interest Expense	$506	$(533)
Interest rate contracts – UJVs	235	454	Equity in Income of UJVs	(1)	(523)
Cross-currency interest rate contract – UJV	92	(13)	Equity in Income of UJVs	(36)	22
Total derivatives in cash flow hedging relationships	$1,083	$913		$469	$(1,034)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30			Nine Months Ended September 30
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$8,674	$(257)	Interest Expense	$205	$(2,409)
Interest rate contracts – UJVs	2,101	1,693	Equity in Income of UJVs	(287)	(1,920)
Cross-currency interest rate contract – UJV	(90)	(32)	Equity in Income of UJVs	781	(982)
Total derivatives in cash flow hedging relationships	$10,685	$1,404		$699	$(5,311)

The Company records all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of the Company’s derivative financial instruments as reported on the Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017.

		Fair Value
	Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets	$9,128	$939
Interest rate contract - UJV	Investment in UJVs	2,504	760
Total assets designated as hedging instruments		$11,632	$1,699

Liability derivatives:
Interest rate contracts – consolidated subsidiary	Accounts Payable and Accrued Liabilities		$(484)
Interest rate contracts – UJV	Investment in UJVs		(357)
Cross-currency interest rate contract – UJV	Investment in UJVs	$(940)	(1,630)
Total liabilities designated as hedging instruments		$(940)	$(2,471)

Contingent Features

All of the Company's outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on the Operating Partnership's indebtedness. As of September 30, 2018, the Company is not in default on any indebtedness that would trigger a credit-risk-related default on its current outstanding derivatives.
As of September 30, 2018 and December 31, 2017, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $0.9 million and $2.5 million, respectively. As of September 30, 2018 and December 31, 2017, the Company was not required to post any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

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

Expensed and Capitalized Costs

The compensation cost charged to income for the Company’s share-based compensation plans was $2.3 million and $6.9 million for the three and nine months ended September 30, 2018, respectively. The compensation cost charged to income for the Company’s share-based compensation plans was $2.8 million and $8.3 million for the three and nine months ended September 30, 2017, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2017, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of Activity for the Nine Months Ended September 30, 2018

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	61,131	$59.08
Granted	8,154	49.29
Outstanding at September 30, 2018	69,285	$57.93

Fully vested at September 30, 2018	3,826	$59.03

As of September 30, 2018, there was $1.1 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.4 years.

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	129,733	$25.59
Granted	18,345	22.22
Outstanding at September 30, 2018	148,078	$25.17

Fully vested at September 30, 2018	797	$23.14

As of September 30, 2018, there was $1.1 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.4 years.

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	131,604	$19.69
Granted	18,345	16.43
Outstanding at September 30, 2018	149,949	$19.28

Fully vested at September 30, 2018	2,668	$33.56

As of September 30, 2018, there was $0.8 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TSR - Based Performance Share Units

	Number of TSR PSU		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	40,850		$107.38
Vested	(37,046)	(1)	110.19
Granted	10,393		78.82
Outstanding at September 30, 2018	14,197		$79.13

(1)
Based on the Company's market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the nine months ended September 30, 2018 was 45,941 shares (1.24x) for the TSR PSU. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

As of September 30, 2018, there was $0.8 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 2.0 years.

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	3,804	$67.00
Granted	10,393	58.28
Outstanding at September 30, 2018	14,197	$60.59

As of September 30, 2018, there was $0.6 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 2.0 years.

Restricted Share Units

	Number of RSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018 (1)	195,021	$69.22
Vested	(73,294)	73.91
Granted	69,931	58.28
Forfeited	(4,817)	62.18
Outstanding at September 30, 2018	186,841	$63.46

(1)
The beginning balance outstanding and associated grant-date fair value were adjusted immaterially from previously reported amounts to reflect the actual number of RSU outstanding as of January 1, 2018.

As of September 30, 2018, there was $5.7 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.7 years.

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

Based on a market value at September 30, 2018 of $59.83 per share for the Company's common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.4 billion. The purchase of these interests at September 30, 2018 would have resulted in the Company owning an additional 28% interest in TRG.

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
As of September 30, 2018, the Company has not yet received insurance proceeds related to its business interruption claim. The Company has submitted a preliminary claim to its insurer and is currently in discussions related to the amount to be received and timing of payment. During the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $1.1 million, respectively, of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. Additionally, during the nine months ended September 30, 2018, the Company recognized a reduction of $4.9 million of depreciation expense relating to insurance proceeds received for property damage for which the Company took write-offs in 2017. During the three months ended September 30, 2018, the Company did not recognize any such reduction of depreciation expense. During both the three and nine months ended September 30, 2017, the Company recognized an estimated expense of $2.0 million related to property damage, included within depreciation expense. The Company continues to assess physical loss and will update its estimates if necessary.
On October 17, 2017, Plaza Internacional Puerto Rico LLC (Plaza Internacional), the owner of The Mall of San Juan (the Mall), filed a civil action in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503), against Saks Fifth Avenue Puerto Rico, Inc. (Saks PR), and Saks Incorporated (Saks Inc.). The lawsuit asks the court to compel Saks PR and Saks Inc. to immediately remediate and repair the Saks Fifth Avenue store (the Store) that was damaged by Hurricane Maria on September 20, 2017, to reopen the Store on the completion of the reconstruction, and to operate the Store in accordance with the Operating Covenant contained in the Construction, Operation and Reciprocal Easement Agreement among Plaza Internacional, Saks PR, and Nordstrom Puerto Rico LLC (Nordstrom PR) made as of April 23, 2013 (the REA). In response, Saks PR and Saks Inc. filed a Counterclaim, alleging that they have no obligation to repair, remediate, reconstruct, or reopen the Store, asserting various alleged breaches of the REA and other operating agreements. Plaza Internacional filed a motion for a preliminary injunction directing Saks PR to repair, reopen, and operate the Store, but, on March 28, 2018, the Court of First Instance denied Plaza Internacional’s motion, and, on September 12, 2018, the Court of Appeals of Puerto Rico affirmed that ruling, each without prejudging the merits of the substantive claims. Should Saks PR prevail in the action, Nordstrom PR and other Mall tenants may then have the right to terminate their own operating covenants or leases. Plaza Internacional is vigorously prosecuting its claims and defending the Counterclaim. The outcome of the action cannot be predicted, and, at this time, the Company is unable to estimate the amount of loss that could result from an unfavorable outcome. An unfavorable outcome may have a material and adverse effect on the Company's business and its results of operations.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income attributable to Taubman Centers, Inc. common shareowners (Numerator):
Basic	$20,976	$4,363	$54,873	$35,016
Impact of additional ownership of TRG	31	7	77	74
Diluted	$21,007	$4,370	$54,950	$35,090

Shares (Denominator) – basic	61,001,357	60,710,184	60,970,572	60,654,026
Effect of dilutive securities	294,710	288,967	274,729	364,829
Shares (Denominator) – diluted	61,296,067	60,999,151	61,245,301	61,018,855

Earnings per common share – basic	$0.34	$0.07	$0.90	$0.58
Earnings per common share – diluted	$0.34	$0.07	$0.90	$0.58

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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Weighted average noncontrolling TRG Units outstanding	4,115,235	4,164,979	4,134,110	4,082,322
Unissued TRG Units under unit option deferral elections	871,262	871,262	871,262	871,262

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

Other

The Company's valuations of both its investments in an insurance deposit and in SPG common shares utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy. In connection with the adoption of ASU No. 2016-01 on January 1, 2018 (Note 1), the Company now measures its investment in SPG common shares at fair value with changes in value recorded through net income. The Company owned 440,124 and 590,124 SPG common shares as of September 30, 2018 and December 31, 2017, respectively. In September 2018, the Company sold 150,000 SPG common shares at an average price of $184.19 per share. In October 2018, an additional 150,000 SPG common shares were sold at an average price of $180.54 per share. Upon completion of the sale, the Company had 290,124 SPG common shares remaining. Proceeds from both sales were used to pay down the Company's revolving lines of credit. During the three and nine months ended September 30, 2018, the Company recorded $5.0 million and $4.1 million of income, respectively in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income related to the change in fair value of its SPG common shares investment during the period.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of September 30, 2018 Using		Fair Value Measurements as of December 31, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares	$77,792		$101,348
Insurance deposit	10,077		16,703
Derivative interest rate contracts (Note 7)		$9,128		$939
Total assets	$87,869	$9,128	$118,051	$939

Derivative interest rate contracts (Note 7)				$(484)
Total liabilities		$—		$(484)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2018 and December 31, 2017, the Company employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at September 30, 2018 and December 31, 2017 were as follows:

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$3,793,278	$3,663,323	$3,555,228	$3,503,071

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2018 by $136.0 million or 3.7%.

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

See Note 7 regarding additional information on derivatives.

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the nine months ended September 30, 2018 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2018	$384	$(7,303)	$(6,919)	$159	$9,220	$9,379
Other comprehensive income (loss) before reclassifications	(15,777)	8,081	(7,696)	(6,447)	3,303	(3,144)
Amounts reclassified from AOCI		(496)	(496)		(203)	(203)
Net current period other comprehensive income (loss)	$(15,777)	$7,585	$(8,192)	$(6,447)	$3,100	$(3,347)
Adjustment related to SPG common shares investment for adoption of ASU No. 2016-01 (Note 1)		(678)	(678)		(277)	(277)
Adjustments due to changes in ownership	1	25	26	(1)	(25)	(26)
September 30, 2018	$(15,392)	$(371)	$(15,763)	$(6,289)	$12,018	$5,729

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the nine months ended September 30, 2017 were as follows:

	Taubman Centers, Inc. AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2017	$(23,147)	$(12,769)	$(35,916)	$(9,613)	$7,065	$(2,548)
Other comprehensive income (loss) before reclassifications	13,839	(5,721)	8,118	5,689	(2,351)	3,338
Amounts reclassified from AOCI		3,763	3,763		1,548	1,548
Net current period other comprehensive income (loss)	$13,839	$(1,958)	$11,881	$5,689	$(803)	$4,886
Adjustments due to changes in ownership	(69)	53	(16)	69	(53)	16
September 30, 2017	$(9,377)	$(14,674)	$(24,051)	$(3,855)	$6,209	$2,354

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2018:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income
Losses (gain) on interest rate instruments and other:
Realized gain on interest rate contracts - consolidated subsidiaries	$(205)	Interest Expense
Realized loss on interest rate contracts - UJVs	287	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(781)	Equity in Income of UJVs
Total reclassifications for the period	$(699)

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2017:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,409	Interest Expense
Realized loss on interest rate contracts - UJVs	1,920	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	982	Equity in Income of UJVs
Total reclassifications for the period	$5,311

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the nine months ended September 30, 2018 and 2017, net of amounts capitalized of $12.3 million and $9.6 million, respectively, was $91.3 million and $74.5 million, respectively. Income taxes paid for the nine months ended September 30, 2018 and 2017 were $0.5 million and $2.4 million, respectively. Other non-cash additions to properties during the nine months ended September 30, 2018 and 2017 were $83.0 million and $98.9 million, respectively, and primarily represent accrued construction and tenant allowance costs.

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$38,037	$42,499
Restricted cash	95,254	121,905
Total Cash, Cash Equivalents, and Restricted Cash shown on the Consolidated Statement of Cash Flows	$133,291	$164,404

Restricted Cash

The Company is required to escrow cash balances for specific uses stipulated by certain of its lenders and other various agreements. As of September 30, 2018 and December 31, 2017, the Company’s cash balances restricted for these uses were $2.9 million and $2.7 million, respectively. Also, as of September 30, 2018 and December 31, 2017, the Company had $92.4 million and $119.2 million, respectively, of restricted cash held as collateral for financing arrangements related to its Asia investments. During the nine months ended September 30, 2018 and 2017,the restricted cash balances related to the Asia investments declined by $4.9 million and $0.4 million, respectively, as a result of exchange rate fluctuations.

Note 14 - New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses", which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. ASU No. 2016-13 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of the new standard will have on its consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which provides for significant changes to the current lease accounting standard. The primary objectives of this ASU is to address off-balance-sheet financing related to operating leases and to introduce a new lessee model that brings substantially all leases onto the balance sheet. ASU No. 2016-02 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. The Company expects to adopt the new standard on its effective date. The Company is currently evaluating the application of this ASU and its effect on the Company’s financial position and results of operations. From initial implementation efforts, the Company preliminarily expects the most significant impacts of adoption to include the need to expense certain internal leasing costs currently being capitalized, including costs associated with the Company's leasing and legal departments, and the recognition of lease obligations and right-of-use assets for ground and office leases under which the Company or its ventures are the lessee. The Company expects to add right-of-use assets and the corresponding liabilities to the Consolidated Balance Sheet between 5-10% of total assets as of the implementation date, depending on the ultimate selection of appropriate discount rates for the cash flow under the leases.

In July 2018, the FASB issued ASU No. 2018-11, which includes a practical expedient that allows lessors to not separate non-lease components from the associated lease component. This provides the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component, if certain requirements are met. The Company expects to elect this practical expedient. If the Company elects this practical expedient, the Company expects that beginning in 2019, minimum rents and expense recoveries will be presented as a single revenue line item in the Consolidated Statement of Operations and Comprehensive Income.

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

Current Operating Trends

The U.S. shopping center industry is currently facing a number of challenges. Across the industry, department store sales have weakened and store closures have increased, with mature mall tenants and anchors rationalizing square footage. There has been some stabilization of the retail landscape recently, including comparatively strong sales performance during 2018. However, the retail headwinds still have the potential to be prolonged and ultimately may still result in lost rent and increased unscheduled terminations. Where appropriate, we are making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when possible.

We have begun to see the emergence of a new tenant pool offering additional entertainment alternatives within the mall, as well as investment in brick-and-mortar locations by formerly e-commerce specific tenants. Despite recent retail challenges, our recently opened new developments, including those in Asia, have provided growth and are contributing positively to our portfolio. Over time we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents.

Tenant Sales and Occupancy Costs

During the nine months ended September 30, 2018, 1.5% of our tenants sought the protection of the bankruptcy laws, as compared to 3.1% of our tenants for the year ended December 31, 2017 and although our occupancy and lease space statistics remain solid, lease cancellation revenue for 2018 is expected to be at levels above average over the last five years.

Our comparable mall tenants reported a 5.8% increase in mall tenant sales per square foot in the third quarter of 2018 from the same period in 2017. For the nine months ended September 30, 2018, our comparable mall tenant sales per square foot increased 8.0% from the comparable period in 2017. For the trailing 12-month period ended September 30, 2018, comparable mall tenant sales per square foot were $800, a 6.4% increase from $752 for the trailing 12-month period ended September 30, 2017.

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

Mall tenant occupancy costs (the sum of minimum rents, overage rents, and expense recoveries, excluding utilities) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended September 30 (1)
	2018	2017
Consolidated Businesses:
Minimum rents	9.7%	9.6%
Overage rents	0.4	0.4
Expense recoveries	4.9	4.9
Mall tenant occupancy costs	15.0%	15.0%
Unconsolidated Joint Ventures:
Minimum rents	8.5%	9.3%
Overage rents	0.8	0.7
Expense recoveries	3.8	4.2
Mall tenant occupancy costs	13.1%	14.2%
Combined:
Minimum rents	9.1%	9.5%
Overage rents	0.6	0.6
Expense recoveries	4.3	4.6
Mall tenant occupancy costs	14.0%	14.6%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

(2)	Amounts in this table may not add due to rounding.

Occupancy and Leased Space

Mall tenant ending occupancy and leased space statistics as of September 30, 2018 and 2017 are as follows:

	2018 (1)	2017 (1)
Ending occupancy - all centers	92.9%	93.5%
Ending occupancy - comparable centers	92.9	94.3
Leased space - all centers	95.5	95.9
Leased space - comparable centers	95.6	96.6

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

Average and Base Rent Per Square Foot

Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rent information for comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Average rent per square foot: (1)
Consolidated Businesses	$70.56	$68.52	$71.65	$69.17
Unconsolidated Joint Ventures	48.67	46.04	48.84	46.94
Combined	57.06	54.47	57.49	55.26

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended September 30 (1) (2)
	2018	2017
Opening base rent per square foot:
Consolidated Businesses	$74.71	$72.38
Unconsolidated Joint Ventures	41.63	48.05
Combined	57.37	62.03
Square feet of GLA opened:
Consolidated Businesses	515,840	548,376
Unconsolidated Joint Ventures	568,758	405,957
Combined	1,084,598	954,333
Closing base rent per square foot:
Consolidated Businesses	$70.36	$64.28
Unconsolidated Joint Ventures	43.06	45.23
Combined	55.34	55.38
Square feet of GLA closed:
Consolidated Businesses	486,196	520,225
Unconsolidated Joint Ventures	594,765	455,783
Combined	1,080,961	976,008
Releasing spread per square foot:
Consolidated Businesses	$4.35	$8.10
Unconsolidated Joint Ventures	(1.43)	2.82
Combined	2.03	6.65
Releasing spread per square foot growth:
Consolidated Businesses	6.2%	12.6%
Unconsolidated Joint Ventures	(3.3)%	6.2%
Combined	3.7%	12.0%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

	2018			2017
	3rd Quarter	2nd Quarter	1st Quarter	Total	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$1,414,070	$1,422,293	$1,454,999	$5,867,140	$1,860,261	$1,343,084	$1,358,577	$1,305,218
All Centers	1,541,559	1,549,356	1,582,682	6,327,787	1,978,554	1,475,440	1,485,116	1,388,677
Revenues and nonoperating income, net
Consolidated Businesses	$167,820	$165,070	$154,349	$652,993	$187,665	$155,716	$157,750	$151,862
Ending occupancy:
Comparable	92.9%	92.2%	92.8%		95.7%	94.3%	93.3%	92.8%
All Centers	92.9	92.3	92.2		94.8	93.5	92.7	92.1
Leased space:
Comparable	95.6%	94.9%	95.0%		96.6%	96.6%	95.6%	94.8%
All Centers	95.5	94.8	94.5		95.9	95.9	94.9	94.5

(1) Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain recent transactions or events that affected operations during the three and nine months ended September 30, 2018 and 2017, or are expected to affect operations in the future.

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. Our hurricane coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions. However, we expect insurance proceeds will lag and likely not be received in the same period the losses are incurred. As of September 30, 2018, we have not yet received insurance proceeds related to our business interruption claim. We have submitted a preliminary claim to our insurer and are currently in discussions related to the amount to be received and timing of payment. During the three and nine months ended September 30, 2018, we recorded $0.1 million and $1.1 million, respectively, of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. Additionally, during the nine months ended September 30, 2018, we recognized a reduction of $4.9 million of depreciation expense relating to insurance proceeds received for property damage for which we took write-offs in 2017. During the three months ended September 30, 2018, we did not recognize any such reduction of depreciation expense. During both the three and nine months ended September 30, 2017, we recognized an estimated expense of $2.0 million relating to property damage, included within depreciation expense. We continue to assess physical loss and will update these estimates if necessary. See "Note 9 - Commitments and Contingencies - Hurricane Maria and The Mall of San Juan" to our consolidated financial statements for more information regarding our ongoing litigation with Saks Fifth Avenue Puerto Rico, Inc. and Saks Incorporated to compel them to immediately repair and remediate the Saks Fifth Avenue store.

Taubman Asia

We have a joint venture with Wangfujing that owns an interest in a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which opened in March 2017. We own an effective 49% interest in CityOn.Zhengzhou, which is accounted for as an Unconsolidated Joint Venture.

Also, we have invested in a development project, Starfield Anseong, in South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, who is also our joint venture partner in Starfield Hanam. (See "Liquidity and Capital Resources - Capital Spending - New Development").

Disposition

Valencia Place Office Tower at Country Club Plaza

In March 2017, our joint venture with The Macerich Company sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG’s beneficial share). The joint venture recognized a gain on the sale of the Valencia Place office tower, of which TRG's beneficial share, net of tax, was $2.1 million.
Debt Transactions

In August 2018, we completed a three-year, $250 million financing for International Market Place. The payments on the loan, which bears interest at LIBOR plus 2.15%, are interest only for the initial three-year term. The interest rate may be reduced to LIBOR plus 1.85% upon the achievement of certain performance measures. There are two, one-year extension options. The Operating Partnership has provided an unconditional guarantee of the loan balance during the term of the loan. Proceeds from the financing were used to pay off the previous construction facility, which had a balance of $250.0 million after we made a repayment on the facility of $43.8 million in July 2018.

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

Interest Expense

For several years our interest expense has been impacted in large part by our sizeable development and redevelopment pipelines, the associated spending, and the mechanics of capitalized interest. Recently the LIBOR rate has risen, which impacts our beneficial interest in debt that floats month to month (about 20% as of September 30, 2018). We expect the LIBOR rate will continue to rise and have a greater impact due to the spending for our development and redevelopment projects previously noted. In addition, in October 2018, we entered into forward starting swaps to fix the LIBOR rate to 3.02% on the $250 million unsecured term loan, effective from March 2019 through maturity, which will result in an effective interest rate in the range of 4.27% to 4.92%. This loan is currently swapped through February 2019 to an effective interest rate of 2.89% to 3.54%.

Our interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development projects. This positive impact will affect our results until the overall level of construction spending decreases. As these projects are completed, interest capitalization generally ends and we begin recognizing interest expense. We have experienced an increase in interest expense in recent years primarily due to the opening of four ground-up development projects and we expect interest expense to increase further as our redevelopment projects are placed in service.

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

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

The following is a comparison of our results for the three months ended September 30, 2018 and 2017, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the three months ended September 30, 2018 were $159.1 million, a $5.9 million or 3.8% increase from the comparable period in 2017. The following impacted total revenues:

•
the increase in minimum rents was primarily attributable to an increase in average rent per square foot achieved on new leases and improved performance at Beverly Center as disruption related to the ongoing renovation abates; and

•	the increase in other income was primarily attributable to increases in lease cancellation income.

Total expenses for the three months ended September 30, 2018 were $147.6 million, a $7.5 million or 4.8% decrease from the comparable period in 2017. The following impacted total expenses:

•	the decrease in maintenance, taxes, utilities, and promotion expense was primarily attributable to decreases in common area maintenance and promotion expenses;

•
the decrease in other operating expense was primarily due to a decrease in bad debt expense and cost saving initiatives enacted in response to the completion of another major development cycle and current near-term challenges facing the U.S. mall industry;

•
a restructuring charge was incurred in the prior year related to reductions in our workforce and the reorganization of various areas of the organization, which were undertaken due to the aforementioned cost saving initiatives;

•	a decrease in costs incurred associated with shareowner activism; and

•
the increase in interest expense was attributable to overall increased levels of debt, an increase in LIBOR, reduced capitalization of interest on developments and redevelopments, and our recently completed financing for Twelve Oaks Mall.

Nonoperating income, net increased primarily due to an increase in the fair value of our Simon Property Group (SPG) common shares investment.

Income tax benefit (expense) was favorable primarily due to a tax benefit from start-up operations related to our restaurant joint venture.

Equity in Income of the Unconsolidated Joint Ventures for the three months ended September 30, 2018 increased by $3.2 million to $16.9 million from the comparable period in 2017. The increase was primarily attributable to favorable operating results from our recently opened developments in Asia.

Net Income

Net income was $38.1 million for the three months ended September 30, 2018 compared to $14.3 million for the three months ended September 30, 2017. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the three months ended September 30, 2018 was $21.0 million compared to $4.4 million in the comparable period in 2017. Diluted earnings per common share was $0.34 for the three months ended September 30, 2018 compared to $0.07 for the three months ended September 30, 2017.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $91.1 million for the three months ended September 30, 2018 compared to $66.4 million for the three months ended September 30, 2017. FFO per diluted common share was $1.05 for the three months ended September 30, 2018 and $0.77 per diluted common share for the three months ended September 30, 2017. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended September 30, 2018 was $87.6 million, and excluded costs incurred associated with shareowner activism and the fluctuation in the fair value of our SPG common shares investment. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended September 30, 2017 was $71.6 million, and excluded a restructuring charge and costs incurred associated with shareowner activism. Adjusted FFO per diluted common share was $1.01 for the three months ended September 30, 2018 and $0.83 per diluted common share for the three months ended September 30, 2017. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended September 30, 2018, the consolidated non-comparable centers contributed total operating revenues of $23.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $9.3 million. During the three months ended September 30, 2017, the consolidated non-comparable centers contributed total operating revenues of $21.0 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $11.4 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the three months ended September 30, 2018, comparable center NOI excluding lease cancellation income was up 9.2% over the comparable period in 2017. Also, for the three months ended September 30, 2018, comparable center NOI including lease cancellation income was up 10.3% over the comparable period in 2017. Our recently opened new developments and newest comparable centers, International Market Place, CityOn.Xi’an, and Starfield Hanam, contributed more than half of our comparable center NOI growth.

For the three months ended September 30, 2018, we recognized our $3.5 million share of lease cancellation income, as compared to $0.9 million for the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

The following is a comparison of our results for the nine months ended September 30, 2018 and 2017, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the nine months ended September 30, 2018 were $473.4 million, a $16.4 million or 3.6% increase from the comparable period in 2017. The following impacted total revenues:

•	the increase in minimum rents was primarily attributable to an increase in average rent per square foot achieved on new leases; and

•	the increase in other income was primarily attributable to increases in lease cancellation income and food and beverage revenues of our restaurant joint venture.

Total expenses for the nine months ended September 30, 2018 were $435.9 million, a $1.5 million or 0.3% decrease from the comparable period in 2017. The following impacted total expenses:

•
the decrease in maintenance, taxes, utilities, and promotion expense was primarily attributable to a decrease in common area maintenance and promotion expenses, partially offset by an increase in electric and property tax expense;

•
the decrease in other operating expense was primarily due to a reduction in bad debt expense and cost saving initiatives enacted in response to the completion of another major development cycle and current near-term challenges facing the U.S. mall industry, partially offset by an increase in food and beverage expenses of our restaurant joint venture;

•
the decrease in general and administrative expense was also primarily due to the aforementioned cost saving initiatives. A restructuring charge was incurred in the prior year related to reductions in our workforce and the reorganization of various areas of the organization, which were also undertaken for a similar reason;

•	a decrease in costs incurred associated with shareowner activism;

•
the increase in interest expense was attributable to overall increased levels of debt, an increase in LIBOR, reduced capitalization of interest on developments and redevelopments, and our recently completed financing for Twelve Oaks Mall; and

•
the increase in depreciation and amortization expense was primarily due to changes in depreciable lives of tenant allowances in connection with early terminations, partially offset by a reduction of expenses related to insurance proceeds received for previously capitalized expenditures at The Mall of San Juan and expense incurred in 2017 as a result of the property damaged from Hurricane Maria.

Nonoperating income, net increased primarily due to an increase in the fair value of our SPG common shares investment and insurance recoveries received related to reimbursement of expensed costs at The Mall of San Juan due to the impact of Hurricane Maria.

Income tax benefit (expense) was favorable primarily due to a tax benefit from start-up operations related to our restaurant joint venture.

Equity in Income of the Unconsolidated Joint Ventures for the nine months ended September 30, 2018 increased by $3.6 million to $50.7 million from the comparable period in 2017. The increase was primarily attributable to favorable operating results from our recently opened developments in Asia. The increase was partially offset by the gain recognized on the sale of the Valencia Place office tower at Country Club Plaza in March 2017.

Net Income

Net income was $102.8 million for the nine months ended September 30, 2018 compared to $74.7 million for the nine months ended September 30, 2017. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareowners for the nine months ended September 30, 2018 was $54.9 million compared to $35.0 million in the comparable period in 2017. Diluted earnings per common share was $0.90 for the nine months ended September 30, 2018 compared to $0.58 for the nine months ended September 30, 2017.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $248.0 million for the nine months ended September 30, 2018 compared to $215.5 million for the nine months ended September 30, 2017. FFO per diluted common share was $2.85 for the nine months ended September 30, 2018 and $2.49 per diluted common share for the nine months ended September 30, 2017. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the nine months ended September 30, 2018 was $253.9 million, and excluded a reduction of a previously expensed restructuring charge, costs incurred associated with shareowner activism, the fluctuation in the fair value of our SPG common shares investment, and a charge recognized in connection to the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the nine months ended September 30, 2017 was $232.0 million, and excluded a restructuring charge, costs incurred associated with shareowner activism, and a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017. Adjusted FFO per diluted common share was $2.92 for the nine months ended September 30, 2018 and $2.67 per diluted common share for the nine months ended September 30, 2017. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the nine months ended September 30, 2018, the consolidated non-comparable centers contributed total operating revenues of $66.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $33.2 million. During the nine months ended September 30, 2017, the consolidated non-comparable centers contributed total operating revenues of $67.2 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $34.2 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the nine months ended September 30, 2018, comparable center NOI excluding lease cancellation income was up 5.8% over the comparable period in 2017. Also, for the nine months ended September 30, 2018, comparable center NOI including lease cancellation income was up 7.0% over the comparable period in 2017.

For the nine months ended September 30, 2018, we recognized our $16.4 million share of lease cancellation income, as compared to $8.9 million for the nine months ended September 30, 2017.

Liquidity and Capital Resources

General

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization, using any excess proceeds to reinvest in our business or reduce indebtedness. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may access the equity markets or sell interests in operating properties to raise additional funds or refinance existing obligations on a strategic basis, including using any excess proceeds therefrom.

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

Cash and Revolving Lines of Credit

As of September 30, 2018, we had a consolidated cash balance of $38.0 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of September 30, 2018, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $340.3 million. Fourteen banks participate in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility matures in February 2021 with two six-month extension options, and bears interest at a range based on our total leverage ratio. As of September 30, 2018, the total leverage ratio resulted in a rate of LIBOR plus 1.70% with a 0.25% facility fee. As of September 30, 2018, the LIBOR rate is swapped to 1.65% through February 2019 on $225 million of the $1.1 billion unsecured facility. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $300 million unsecured term loan, would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of September 30, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Construction Facility and Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we often use construction financing where available and place non-recourse permanent financing on new assets upon their stabilization. We have a construction facility and other financing arrangements outstanding for our recently opened centers in China, as described in the following paragraphs.

Our joint venture that owns CityOn.Zhengzhou has a construction facility on which we can borrow up to 834 million Chinese Yuan Renminbi (RMB) ($121.4 million U.S. dollars using the September 30, 2018 exchange rate). We have an effective 49% interest in the Unconsolidated Joint Venture. The 11-year financing bears interest at 130% of the RMB People's Bank of China base lending rate for a loan term greater than five years, which resets in January of each year. The interest rate on the debt outstanding at September 30, 2018 was 6.37%. As of September 30, 2018, $38.3 million U.S. dollars were available under the construction facility using the September 30, 2018 exchange rate.

As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of September 30, 2018, our share of such loans was approximately $125 million. These loans have fixed interest rates that range from 2.5% to 5.8%. These loans are collateralized with restricted cash on our Consolidated Balance Sheet.

Upcoming Maturity

The $150 million loan for The Mall at Green Hills matures in December 2018. We plan to exercise the first of two one-year extension options upon maturity.

Term Loans

In March 2018, we completed a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of September 30, 2018, the total leverage ratio resulted in an interest rate of LIBOR plus 1.90%. The proceeds from this financing, in conjunction with the proceeds from the financing for Twelve Oaks Mall and borrowings on our revolving line of credits, were used to pay off our existing $475 million unsecured term loan. Our existing swaps on the $475 million unsecured term loan were applied to other unsecured debt, including the new $250 million unsecured term loan, resulting in an effective interest rate on the new term loan in the range of 2.89% to 3.54% through the remaining swap period ending in February 2019. In October 2018, we entered into additional forward starting swaps to fix the LIBOR rate to 3.02% on the $250 million unsecured term loan, effective in March 2019 through maturity, which will result in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of September 30, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of September 30, 2018, the total leverage ratio resulted in an interest rate of LIBOR plus 1.90%. The LIBOR rate is swapped to a fixed rate of 2.14%, which results in an effective interest rate in the range of 3.39% to 4.04%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of September 30, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

SPG Common Shares Investment

As of September 30, 2018, we had an investment of 440,124 SPG common shares. In September 2018, we sold 150,000 common shares at an average price of $184.19 per share. In October 2018, an additional 150,000 SPG common shares were sold at an average price of $180.54 per share. Upon completion of the sale, the Company had 290,124 SPG common shares remaining. Proceeds from both sales were used to pay down our revolving lines of credit. We have never intended to hold the investment long-term and may elect to sell the remaining shares at any time.

Summaries of Capital Activities and Transactions for the Nine Months Ended September 30, 2018 and 2017

Operating Activities

Our net cash provided by operating activities was $209.7 million in 2018, compared to $206.6 million in 2017. See also "Results of Operations" for descriptions of 2018 and 2017 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $278.8 million in 2018, compared to $188.3 million in 2017. Additions to properties in 2018 and 2017 related primarily to capital and tenant improvements at existing centers, including centers under redevelopment. A tabular presentation of 2018 and 2017 capital spending is shown in "Capital Spending." Net cash proceeds from the sales of peripheral land were $1.3 million in both 2018 and 2017. Proceeds from the sale of marketable securities were $27.6 million in 2018 and related to the sale of 150,000 SPG common shares. Insurance proceeds received for capital items at The Mall of San Juan were $5.8 million in 2018, and related to property damage for which we took write-offs in 2017. In 2017, we made a refundable deposit of $11.0 million relating to a potential development opportunity with Shinsegae in South Korea. After performing due diligence, we decided not to proceed with the project.

Contributions to Unconsolidated Joint Ventures were $94.2 million in 2018 and $3.5 million in 2017, primarily related to the funding of Starfield Anseong in 2018. Distributions from Unconsolidated Joint Ventures in excess of income were $1.5 million in 2018. Distributions from Unconsolidated Joint Ventures in excess of income were $74.7 million in 2017, which is primarily attributable to the proceeds from the sale of the Valencia Place office tower at Country Club Plaza and an incremental financing completed for The Mall at Millenia.

Financing Activities

Net cash provided by financing activities was $42.8 million in 2018, compared to $11.6 million used in financing activities in 2017. In 2018, proceeds from the issuance of debt, net of payments and issuance costs were $235.2 million, provided by the proceeds from our $250 million unsecured term loan, our $300 million financing on Twelve Oaks Mall, and borrowing on our revolving lines of credit, partially offset by the payoff of our $475 million unsecured term loan. In 2017, proceeds from the issuance of debt, net of payments and issuance costs were $175.2 million, generally provided by the proceeds from our $300 million unsecured term loan and borrowings on our revolving lines of credit and construction facility for International Market Place, partially offset by the payoff of the construction facility for The Mall of San Juan.

In 2018, $2.3 million was paid in connection with incentive plans, compared to $1.6 million received in 2017. Total dividends and distributions paid were $190.1 million and $188.5 million in 2018 and 2017, respectively.

Effect of Exchange Rate Fluctuations

Net decreases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $4.9 million and $0.4 million, in 2018 and 2017, respectively. The fluctuations are related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments. See "Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities" to our consolidated financial statements for more information regarding our restricted cash related to our Asia investments.

Beneficial Interest in Debt

At September 30, 2018, the Operating Partnership's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,944.1 million, with an average interest rate of 3.90% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of September 30, 2018, there were no unamortized premiums and no interest rate hedging costs being amortized. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $602.8 million as of September 30, 2018, which includes $559.8 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2018:

	Amount	Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,155.9	3.94%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in February 2019	250.0	3.54%
Swap maturing in February 2019	225.0	3.35%
Swap maturing in September 2020	17.9	3.12%
Swap maturing in December 2021	81.7	3.58%
Swap maturing in February 2022	300.0	4.04%
Swap maturing in March 2024	12.0	3.49%
	$886.6	3.65%	(1)

Floating month to month	919.8	4.01%	(1)
Total floating rate debt	$1,806.4	3.84%	(1)

Total beneficial interest in debt	$4,962.3	3.90%	(1)

Total deferred financing costs, net	$(18.2)

Net beneficial interest in debt	$4,944.1

Amortization of deferred financing costs (2)		0.19%
Average all-in rate		4.10%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(3)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on the Operating Partnership's beneficial interest in floating rate debt in effect at September 30, 2018, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $9.2 million, and due to the effect of capitalized interest, decrease annual earnings by $7.9 million. A one percent decrease in interest rates would increase cash flows by $9.2 million and due to the effect of capitalized interest, increase annual earnings by $7.9 million. Based on our consolidated debt and interest rates in effect at September 30, 2018, a one percent increase in interest rates would decrease the fair value of debt by $136.0 million, while a one percent decrease in interest rates would increase the fair value of debt by $148.0 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our $250 million and $300 million unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of September 30, 2018, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of September 30, 2018. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of our developments and redevelopments, but we also expect additional proceeds from our construction loan and other financing arrangements (see "Liquidity and Capital Resources - Construction Facility and Other Financing Arrangements for China Projects" above) and have the option to sell our remaining SPG common shares (see "Liquidity and Capital Resources - Simon Property Group Common Shares Investment" above).

Redevelopments

We are working on a comprehensive renovation of Beverly Center scheduled to be completed by the 2018 holiday season. The project will cost approximately $500 million and we expect a return of 3% to 4% at stabilization in 2020. The projected return was calculated using the estimated cash flow differential between two scenarios; a full renovation and a non-renovation scenario. As of September 30, 2018, we had capitalized costs of $400.6 million related to this renovation.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of September 30, 2018, we had capitalized costs of $135.9 million related to this redevelopment project.

New Development

We have partnered with Shinsegae to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea. We expect to beneficially own a 24.5% interest in the project; however we currently own and are funding 49% of the project until an additional capital partner is admitted. The center is scheduled to open in late 2020. As of September 30, 2018, we had invested $96.2 million in the project, after cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $140 million to $150 million for our expected 24.5% equity interest in the project, excluding fluctuations in foreign currency exchange rates. We are expecting a 6.25% to 6.75% unlevered after-tax return at stabilization before performance-related fee income from the expected capital partner. Our investment is being accounted for on the equity method as an Unconsolidated Joint Venture.

2018 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2018, is summarized in the following table:

	2018 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			$88.8	$92.6
Existing centers:
Projects with incremental GLA or anchor replacement(3)	$42.1	$42.1	0.2	0.1
Projects with no incremental GLA and other (4)	144.1	139.7	12.9	6.9
Mall tenant allowances	18.7	17.2	15.5	8.0
Asset replacement costs recoverable from tenants	7.8	7.4	6.5	3.5
Corporate office improvements, technology, equipment, and other	2.0	2.0
Total	$214.7	$208.4	$123.8	$111.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)
Includes costs related to Starfield Anseong. The amounts at beneficial interest exceed those at 100% due to the true-up of accruals for previously estimated capital spending at CityOn.Xi'an and CityOn.Zhengzhou. Asia spending for Starfield Anseong is included at our beneficial interest in both the Unconsolidated Joint Ventures at 100% and Unconsolidated Joint Ventures at beneficial interest columns.

(3)	Includes costs related to The Mall at Green Hills redevelopment.

(4)	Includes costs related to the Beverly Center renovation.

(5)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2018, in addition to the costs above, we incurred our $5.7 million share of Consolidated Businesses’ capitalized leasing costs and $2.0 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2018:

(in millions)
Consolidated Businesses’ capital spending	$214.7
Other differences between cash and accrual basis	6.0
Additions to properties	$220.7

Planned 2018 Capital Spending

The following table summarizes planned capital spending for 2018, including actual spending through September 30, 2018 and anticipated spending for the remainder of the year:

	2018 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			$88.8	$92.6
Existing centers:
Projects with incremental GLA or anchor replacement (3)	$63.3	$63.3	0.2	0.1
Projects with no incremental GLA and other (4)	197.3	187.4	20.9	12.6
Mall tenant allowances	36.9	30.9	21.3	10.9
Asset replacement costs recoverable from tenants	21.3	20.1	15.4	8.7
Corporate office improvements, technology, equipment, and other	5.1	5.1
Total	$323.9	$306.7	$146.6	$124.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)
Includes costs related to Starfield Anseong. The amounts at beneficial interest exceed those at 100% due to the true-up of accruals for previously estimated capital spending at CityOn.Xi'an and CityOn.Zhengzhou. Asia spending for Starfield Anseong is included at our beneficial interest in both the Unconsolidated Joint Ventures at 100% and Unconsolidated Joint Ventures at beneficial interest columns.

(3)	Includes costs related to The Mall at Green Hills redevelopment.

(4)	Includes costs related to the Beverly Center renovation.

(5)	Amounts in this table may not add due to rounding.

We are currently projecting spending related to mall tenant allowances in 2018 and 2019 to be higher than our historical averages. As our tenant mix continues to evolve to include more large format tenants such as fast fashion, restaurants, and entertainment, increased tenant allowances have been provided to attract the best tenants to our centers. We believe bringing in great retailers that will drive traffic and productivity to our centers is in the best interest of each center.

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

On September 6, 2018, we declared a quarterly dividend of $0.655 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on September 28, 2018 to shareowners of record on September 17, 2018.
New Accounting Pronouncements

Refer to "Note 14 - New Accounting Pronouncements" in the consolidated financial statements, regarding our ongoing evaluation of Accounting Standards Update (ASU) No. 2016-13, addressing credit losses for financial instruments, and ASU No. 2016-02 and ASU No. 2018-11, addressing leases.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and nine months ended September 30, 2018, FFO was adjusted to exclude costs incurred associated with shareowner activism and the fluctuation in the fair value of the SPG common shares investment. In addition, for the nine months ended September 30, 2018, FFO was also adjusted to exclude a reduction of a previously expensed restructuring charge and a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. For the three and nine months ended September 30, 2017, FFO was adjusted to exclude a restructuring charge and costs incurred associated with shareowner activism. In addition, for the nine months ended September 30, 2017, FFO was also adjusted to exclude a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017.

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2018			2017
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$21.0	61,001,357	$0.34	$4.4	60,710,184	$0.07
Add impact of share-based compensation	—	294,710		—	288,967
Net income attributable to TCO common shareowners - diluted	$21.0	61,296,067	$0.34	$4.4	60,999,151	$0.07
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Less TCO's additional income tax benefit	(0.1)		—	(0.4)		(0.01)
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax benefit	$22.5	61,296,067	$0.37	$5.6	60,999,151	$0.09
Add:
Noncontrolling share of income of TRG	9.2	24,943,960		2.3	24,957,233
Distributions to participating securities of TRG	0.6	871,262		0.6	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$32.3	87,111,289	$0.37	$8.5	86,827,646	$0.09
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	46.3		0.53	45.8		0.53
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.9)		(0.02)	(2.0)		(0.02)
Share of Unconsolidated Joint Ventures	17.2		0.20	16.6		0.19
Non-real estate depreciation	(1.1)		(0.01)	(0.9)		(0.01)
Less impact of share-based compensation	—		—	—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$91.1	87,111,289	$1.05	$66.4	86,827,646	$0.76
TCO's average ownership percentage of TRG - basic	71.0%			70.9%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit	$64.7		$1.05	$47.1		$0.76
Add TCO's additional income tax benefit	0.1		—	0.4		—
Funds from Operations attributable to TCO's common shareowners	$64.8		$1.05	$47.4		$0.77

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$91.1	87,111,289	$1.05	$66.4	86,827,646	$0.76
Restructuring charge				1.8		0.02
Costs associated with shareowner activism	1.5		0.02	3.5		0.04
Fluctuation in fair value of SPG common shares investment	(5.0)		(0.06)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$87.6	87,111,289	$1.01	$71.6	86,827,646	$0.83
TCO's average ownership percentage of TRG - basic	71.0%			70.9%
Adjusted Funds from Operations attributable to TCO's common shareowners	$62.2		$1.01	$50.8		$0.83

(1)	Depreciation includes $5.0 million and $3.5 million of mall tenant allowance amortization for the three months ended September 30, 2018 and 2017, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareowners to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30
	2018			2017
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareowners - basic	$54.9	60,970,572	$0.90	$35.0	60,654,026	$0.58
Add impact of share-based compensation	0.1	274,729		0.1	364,829
Net income attributable to TCO common shareowners - diluted	$55.0	61,245,301	$0.90	$35.1	61,018,855	$0.58
Add depreciation of TCO's additional basis	4.9		0.08	4.9		0.08
Less TCO's additional income tax benefit	(0.1)		—	(0.3)		—
Net income attributable to TCO common shareowners, excluding step-up depreciation and additional income tax benefit	$59.7	61,245,301	$0.97	$39.7	61,018,855	$0.65
Add:
Noncontrolling share of income of TRG	24.4	24,950,161		16.3	24,968,434
Distributions to participating securities of TRG	1.8	871,262		1.7	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$85.9	87,066,724	$0.98	$57.7	86,858,551	$0.66
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	124.3		1.43	123.0		1.42
Depreciation of TCO’s additional basis	(4.9)		(0.06)	(4.9)		(0.06)
Noncontrolling partners in consolidated joint ventures	(5.5)		(0.06)	(5.6)		(0.06)
Share of Unconsolidated Joint Ventures	51.6		0.59	49.8		0.57
Non-real estate depreciation	(3.4)		(0.04)	(2.4)		(0.03)
Less beneficial share of gain on disposition, net of tax				(2.1)		(0.02)
Less impact of share-based compensation	(0.1)		—	(0.1)		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$248.0	87,066,724	$2.85	$215.5	86,858,551	$2.48
TCO's average ownership percentage of TRG - basic	71.0%			70.8%
Funds from Operations attributable to TCO's common shareowners, excluding additional income tax benefit	$176.0		$2.85	$152.7		$2.48
Add TCO's additional income tax benefit	0.1		—	0.3		—
Funds from Operations attributable to TCO's common shareowners	$176.1		$2.85	$152.9		$2.49

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$248.0	87,066,724	$2.85	$215.5	86,858,551	$2.48
Restructuring charge	(0.4)		—	4.1		0.05
Costs associated with shareowner activism	10.0		0.11	12.0		0.14
Fluctuation in fair value of SPG common shares investment	(4.1)		(0.05)
Write-off of deferred financing costs	0.4		—	0.4		—
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$253.9	87,066,724	$2.92	$232.0	86,858,551	$2.67
TCO's average ownership percentage of TRG - basic	71.0%			70.8%
Adjusted Funds from Operations attributable to TCO's common shareowners	$180.1		$2.92	$164.3		$2.67

(1)	Depreciation includes $12.8 million and $10.4 million of mall tenant allowance amortization for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended September 30
	(in millions)
	2018	2017
Net income	$38.1	$14.3

Add (less) depreciation and amortization:
Consolidated businesses at 100%	46.3	45.8
Noncontrolling partners in consolidated joint ventures	(1.9)	(2.0)
Share of Unconsolidated Joint Ventures	17.2	16.6

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	33.4	27.8
Noncontrolling partners in consolidated joint ventures	(3.0)	(3.0)
Share of Unconsolidated Joint Ventures	17.1	16.6
Income tax expense (benefit):
Consolidated businesses at 100%	(1.0)	0.1
Noncontrolling partners in consolidated joint ventures	(0.1)	—
Share of Unconsolidated Joint Ventures	1.0	0.1

Less noncontrolling share of income of consolidated joint ventures	(1.6)	(1.2)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	6.5	6.2
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	48.4	42.4

EBITDA at 100%	$200.6	$163.6

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	8.5	9.5
Management, leasing, and development services, net	(0.4)	(0.6)
Restructuring charge		1.8
Costs associated with shareowner activism	1.5	3.5
Straight-line of rents	(2.3)	(2.4)
Fluctuation in fair value of SPG common shares investment	(5.0)
Insurance recoveries - The Mall of San Juan	(0.1)
Gains on sales of peripheral land	(1.0)	(0.9)
Dividend income	(1.2)	(1.1)
Interest income	(2.0)	(0.8)
Other nonoperating income		(0.1)
Unallocated operating expenses and other	8.1	10.4
Net Operating Income at 100% - total portfolio	$206.8	$182.9
Less Net Operating Income of non-comparable centers (1)	(17.7)	(11.4)
Net Operating Income at 100% - comparable centers	$189.1	$171.5
Lease cancellation income	(3.0)	(1.2)
Net Operating Income at 100% excluding lease cancellation income (2)	$186.1	$170.3

(1)    Includes Beverly Center, CityOn.Zhengzhou, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(3) Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Nine Months Ended September 30
	(in millions)
	2018	2017
Net income	$102.8	$74.7

Add (less) depreciation and amortization:
Consolidated businesses at 100%	124.3	123.0
Noncontrolling partners in consolidated joint ventures	(5.5)	(5.6)
Share of Unconsolidated Joint Ventures	51.6	49.8

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	97.2	80.1
Noncontrolling partners in consolidated joint ventures	(9.0)	(8.9)
Share of Unconsolidated Joint Ventures	51.1	50.2
Income tax expense (benefit):
Consolidated businesses at 100%	(0.8)	0.4
Noncontrolling partners in consolidated joint ventures	(0.1)	(0.1)
Share of Unconsolidated Joint Ventures	2.4	2.3
Share of income tax expense on disposition		0.7

Less noncontrolling share of income of consolidated joint ventures	(4.4)	(4.3)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	19.0	18.9
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	145.7	135.3

EBITDA at 100%	$574.3	$516.4

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	25.5	29.6
Management, leasing, and development services, net	(1.3)	(1.7)
Restructuring charge	(0.4)	4.1
Costs associated with shareowner activism	10.0	12.0
Straight-line of rents	(9.7)	(7.1)
Fluctuation in fair value of SPG common shares investment	(4.1)
Insurance recoveries - The Mall of San Juan	(1.1)
Gain on disposition		(4.4)
Gains on sales of peripheral land	(1.0)	(2.6)
Dividend income	(3.5)	(3.1)
Interest income	(5.6)	(5.0)
Other nonoperating income	—	(0.1)
Unallocated operating expenses and other	24.7	26.8
Net Operating Income at 100% - total portfolio	$607.7	$564.7
Less Net Operating Income of non-comparable centers (1)	(44.3)	(38.1)
Net Operating Income at 100% - comparable centers	$563.5	$526.6
Lease cancellation income	(16.8)	(9.9)
Net Operating Income at 100% excluding lease cancellation income (2)	$546.7	$516.6

(1)    Includes Beverly Center, CityOn.Zhengzhou, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(3) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis."

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On October 17, 2017, Plaza Internacional Puerto Rico LLC (Plaza Internacional), the owner of The Mall of San Juan (the Mall), filed a civil action in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503), against Saks Fifth Avenue Puerto Rico, Inc. (Saks PR), and Saks Incorporated (Saks Inc.). The lawsuit asks the court to compel Saks PR and Saks Inc. to immediately remediate and repair the Saks Fifth Avenue store (the Store) that was damaged by Hurricane Maria on September 20, 2017, to reopen the Store on the completion of the reconstruction, and to operate the Store in accordance with the Operating Covenant contained in the Construction, Operation and Reciprocal Easement Agreement among Plaza Internacional, Saks PR, and Nordstrom Puerto Rico LLC (Nordstrom PR) made as of April 23, 2013 (the REA). In response, Saks PR and Saks Inc. filed a Counterclaim, alleging that they have no obligation to repair, remediate, reconstruct, or reopen the Store, asserting various alleged breaches of the REA and other operating agreements. Plaza Internacional filed a motion for a preliminary injunction directing Saks PR to repair, reopen, and operate the Store, but, on March 28, 2018, the Court of First Instance denied Plaza Internacional’s motion, and, on September 12, 2018, the Court of Appeals of Puerto Rico affirmed that ruling, each without prejudging the merits of the substantive claims.  Should Saks PR prevail in the action, Nordstrom PR and other Mall tenants may then have the right to terminate their own operating covenants or leases. Plaza Internacional is vigorously prosecuting its claims and defending the Counterclaim. The outcome of the action cannot be predicted, and, at this time, the Company is unable to estimate the amount of loss that could result from an unfavorable outcome. An unfavorable outcome may have a material and adverse effect on the Company's business and its financial statements.

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

TAUBMAN CENTERS, INC.
Date:	October 30, 2018	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)