Form 10-K
period 2018-12-31
TAUBMAN CENTERS INC
filed 2019-02-28
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the 58,042,052 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2018 was $3.4 billion, based upon the closing price of $58.76 per share on the New York Stock Exchange composite tape on June 29, 2018. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 27, 2019, there were outstanding 61,122,292 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held in 2019 are incorporated by reference into Part III.

TAUBMAN CENTERS, INC.

PART I

Item 1. BUSINESS.

The following discussion of our business contains various "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events and performance. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the Securities and Exchange Commission (SEC), and in particular those set forth under Risk Factors in this Annual Report on Form 10-K. The forward-looking statements included in this report are made as of the date hereof or the date specified herein. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future.

The Company

Taubman Centers, Inc. (TCO) is a Michigan corporation (incorporated in 1973) that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 71% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. See "Our UPREIT Structure" for additional information about our structure.

We own, lease, acquire, dispose of, develop, expand, and manage shopping centers and interests therein. Our owned portfolio of operating centers as of December 31, 2018 consisted of 23 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties. See "Personnel" below for more information about the Manager.

The Consolidated Businesses consist of shopping centers and entities that are controlled, by ownership or contractual agreements, by TRG, the Manager, or Taubman Properties Asia LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method. See "Item 2. Properties" for information regarding the shopping centers.

In 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017, which made significant changes to both corporate and individual tax rates and the resulting calculation of taxes, as well as international tax rules for U.S. domestic corporations. As a REIT, this legislation minimally changed the taxes we pay. However, it could impact the way in which our dividends are taxed on the holders of our stock.

Our UPREIT Structure
We are structured as an umbrella partnership real estate investment trust, referred to as an UPREIT. In our UPREIT structure, TCO, which is a publicly-traded REIT, is the sole managing general partner of TRG. TCO's sole asset is its ownership of partnership interests in TRG (TRG units), which constitute an approximate 71% economic interest in TRG as of December 31, 2018. The remaining approximate 29% of the TRG units are owned by TRG's partners other than TCO (Other Partners), including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (Taubman Family). TRG owns direct or indirect interests in our real estate properties and in the companies that provide management services to us and our real estate properties, including in our Unconsolidated Joint Ventures and the Manager.

The following chart illustrates TCO's and TRG's structure:

Structure Overview

~71% Voting Interest
(Public Shareholders)
Taubman Centers, Inc.
(NYSE: TCO)
~29% Voting Interest
(Other Partners)
Other Partners
(including members of the Taubman Family)
~71% ownership interest
and
Sole Managing General Partner
~29% ownership interest
The Taubman Realty Group Limited Partnership (TRG)
Owns Interests In:
20 U.S. Shopping Centers
3 Asia Shopping Centers
The entities that manage properties in the U.S. and in Asia

Since TCO manages TRG as the sole managing general partner, the Other Partners have limited control rights in TRG in which they hold an economic interest. To provide the Other Partners with voting rights in TCO corresponding with their economic interests in TRG, in 1998, TCO issued, and made available for the Other Partners to purchase, Series B Non-Participating Convertible Preferred Stock (Series B Preferred Shares). The holders of the Series B Preferred Shares vote together with the holders of our common stock on all matters on which the common shareholders vote. Holders of our common stock and the Series B Preferred Shares are each entitled to one vote per share.
Shares of TCO's common stock are held by TCO's public shareholders and represent, as of December 31, 2018, an approximate 71% voting interest in TCO, which corresponds with TCO's economic ownership of TRG. The Series B Preferred Shares represent, as of December 31, 2018, an approximate 29% voting interest in TCO, which corresponds with the Series B Preferred shareholders’ economic ownership in TRG. As of December 31, 2018, based on information contained in filings made with the SEC by members of the Taubman Family, members of the Taubman Family collectively held 97% of the outstanding Series B Preferred Shares, and collectively held an approximate 30% voting interest in TCO based on their ownership of TCO common stock and Series B Preferred Shares. For further information regarding the control rights of members of the Taubman Family, see “Risk Factors - Members of the Taubman Family have the power to vote a significant number of the shares of Capital Stock entitled to vote and have contractual rights.”
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

Recent Developments

For a discussion of business developments that occurred in 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)."

Business of TCO

We are engaged in the ownership, leasing, acquisition, disposition, development, expansion, and management of shopping centers and interests therein. We owned interests in 23 operating centers as of December 31, 2018. In the following discussion, the term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that lease space in shopping centers, including temporary tenants and specialty retailers.

As of December 31, 2018, the shopping centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the U.S. or Asia, including Denver, Detroit, Honolulu, Kansas City, Los Angeles, Miami, Nashville, New York City, Orlando, Salt Lake City, San Francisco, San Juan, Sarasota, Tampa, Washington, D.C., Hanam (South Korea), Xi'an (China), and Zhengzhou (China);

•
range in size between 236,000 and 1.7 million square feet of GLA and between 186,000 and 1.0 million square feet of Mall GLA, with an average of 1.0 million and 0.5 million square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 300 stores with an average of approximately 150 stores per shopping center.

•	have approximately 3,200 stores operated by their mall tenants under approximately 1,700 trade names;

•	have 56 anchors, operating under 17 trade names;

•
lease approximately 90% of Mall GLA to national chains (U.S. centers only), including subsidiaries or divisions of Forever 21 (Forever 21 and XXI Forever), The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others), H&M, and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the U.S. public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2018, our mall tenants at comparable centers reported average sales per square foot of $824.

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

Our portfolio is concentrated in highly productive shopping centers. Of our 23 owned centers, 21 have annualized rent rolls at December 31, 2018 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that our high-quality shopping centers are the least susceptible to direct competition because, among other reasons, anchors and specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. We also believe that our centers' success can be attributed in part to their other characteristics, such as being well-designed with effective layouts, natural light, good physical condition, strong and evolving retail programming, state-of-the-art technology infrastructure, and other amenities. Many of our shopping centers are also strategically located in high-quality markets, with convenient access to a high density of customers, including significant tourist traffic.

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

•	offer a large, diverse selection of retail stores and dining in each center to give customers a broad selection of consumer goods, food, and entertainment and a variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a regularly changing mix of tenants, thereby increasing rents over time;

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

•
we are continuing to invest in other synergistic digital capabilities and are a developer of the "Smart Mall" concept. Of the 23 shopping centers in our portfolio, 18 are considered to be "Smart Malls." This technology includes a new fiber optic network throughout the centers, free shopper Wi-Fi, navigation and directory technology, advanced energy management, high-speed networking options for our tenants, new digital, mobile shopper engagement, and advanced shopper analytics;

•
our Taubman website program connects shoppers to each of our individual center brands through the internet. In 2018, we launched new mobile responsive websites for all of our centers, emphasizing the imagery of our premier properties and associated offerings;

•	we have a robust email program reaching our most loyal customers weekly and our social media sites offer retailers and customers an immediate geo-targeted communication vehicle;

•	we actively manage a comprehensive social media program at 18 centers, delivering authentic local content which gained over 800 million impressions in 2018;

•	we deploy highly targeted digital media programs that leverage geographic and behavioral targeting to drive incremental visits from local and tourist customers;

•	we have pioneered an indoor navigation technology at many of our centers that has the potential to significantly change a shopper's experience and connect them to retailers in new ways;

•
we have begun installing "smart parking" systems at some of our shopping centers, providing customers real-time information about parking availability, most convenient spots, and directions to their parked cars; and

•
we have implemented rewards, loyalty, VIP, and incentive programs that provide exclusive benefits to designated shoppers leveraging a variety of technologies ranging from dedicated applications for VIPs to customer relationship management database marketing efforts.

For example, as part of Beverly Center’s redevelopment, we implemented the following:

•	free shopper Wi-Fi with analytics capabilities;

•	extensive fiber for future technology needs of the shopper, tenant, and shopping center;

•	a 35-foot-tall, 3-story portrait LED screen with highly immersive artistic and sponsored content;

•	exterior LED lighting system wrapping the entire building that allows the center to celebrate Los Angeles and key events;

•	the latest in digital directory technology, that provides real time map updates, restaurant menus, and interactive routing (in English and Chinese); and

•	a parking system with integration into our website and mobile application that allows consumers to find their car based on license plate recognition.

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

As our tenant mix continues to evolve to include tenants such as digitally native concepts, luxury, entertainment, restaurants, and fast fashion, increased tenant allowances are being provided to attract the best tenants to our centers. We believe bringing in great retailers will drive traffic and productivity to our centers, enhancing the long-term strategic position of each center.

Recent Trends in Retail

The U.S. shopping center industry has been challenged in recent years and is currently facing choppiness as it continues to evolve rapidly alongside retail. Across the industry, department store sales have weakened and their ability to drive traffic has substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores. There has been some stabilization of portions of the retail landscape recently, including comparatively strong sales performance during 2018. However, the retail headwinds still have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unscheduled terminations.

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

While challenging traditional retail in the shorter-term, e-commerce is also making high-quality brick-and-mortar assets more valuable, as retailers focus their real estate investments on the strongest assets. Successful retailers understand that a combination of both physical and digital channels is likely to best meet their customer needs. Physical locations are an important distribution channel that reduce order fulfillment and customer acquisition costs, while improving website traffic and brand recognition. Physical locations also allow for tenants to most successfully express their full brand statement, creating emotional connections to customers. We strive to position our assets to be desirable platforms for omni-channel retailers, believing technology improves the customer experience and will continue to do so, from the front of the house, logistics, efficiency, pricing, customer acquisition, customer knowledge and service.

Over time we believe high-quality mall portfolios such as ours will continue to gain market share of mall tenant sales and rents. We expect to achieve this because brick-and-mortar remains the heart of omni-channel retailing. Our high-quality portfolio of shopping centers complements retailers' strategies by positioning their brands among high-end, productive retailers in the best markets. We believe the current environment of significant consolidation of shopping centers will cause high-quality portfolios such as ours to become more valuable, solidifying our position in our current markets, and ultimately leading to greater market share. As an upscale, niche player in our industry, most of our assets have a unique value proposition in their respective markets for tenants and consumers - it's estimated that nearly 80% of our malls are ranked number one or two in their markets based on sales per square foot. They remain critical brick-and-mortar locations for retail brands and important destinations for shoppers. This is a strength of our assets that represents a key advantage against our larger competitors in our industry.

Apparel retailers, traditionally a dominant category for malls, had been facing particularly challenging times in recent years, however there has been recent momentum in the category, and sales have increased in 2018. While it is prudent to continuously adjust the use of space in order to broaden the mall experience, we believe that the rebound of apparel is further evidence that the dramatic reallocation of in-line space to other tenants across the board for the sake of reducing exposure to apparel is neither economically sustainable nor strategically necessary. We continue to expect that additional dining, entertainment, digitally native concepts, grocery, fitness, events, coworking and other new uses over time will gain a larger allocation of space alongside a significant presence of apparel, encouraging more shopping destination trips and strengthening high-quality malls as social hubs in their communities.

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

Potential For Growth

Our principal objective is to enhance shareholder value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that includes redevelopment of existing centers as well as a new center development program. As our current development pipeline is now largely complete in the U.S., our emphasis will now be on strengthening and growing our core assets, in addition to stabilizing our newest projects and executing our redevelopments. We continue to invest for the future and are creating value in our centers that is intended to lead to sustained growth for our shareholders. Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions of centers or a portion of our interests therein), augmented by use of our existing revolving lines of credit and unsecured term loans, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization. Excess proceeds from refinancings typically are used to reinvest in our business. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and, funding major capital investments. From time to time, we also may access the equity markets or sell interests in shopping centers to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Internal Growth

As noted in "Business Strategy and Philosophy" above in detail, our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

We continue to expect that over time a significant portion of our future growth will come from our existing core portfolio and business. We have always had and will continue to have a culture of intensively managing our assets and maximizing the rents from mall tenants over the long-term as this is a key growth driver going forward.

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

We substantially completed our redevelopment project at Beverly Center in November 2018, which included a complete renovation and significant re-merchandising, including transformation of food offerings. Additionally, we have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019.

We also look to monetize our common areas through robust specialty leasing and sponsorship programs. About 8% of our 2018 comparable center Net Operating Income (NOI) was generated from such programs. In the past five years, comparable center NOI from leasing and sponsorship programs has ranged from 8% to 9%. Examples found in our centers include destination holiday experiences, customer service programs, sponsored children's play areas, and turnkey attractions. In addition, we monetize our common areas through static and digital media that comes in a variety of formats.

External Growth

We pursue various areas of external growth, including traditional center development in the U.S., new opportunities in Asia, and acquisitions in both the U.S. and Asia. We have invested in a development project, Starfield Anseong, in South Korea for which we have formed an additional joint venture with Shinsegae Group (Shinsegae). Additionally, we opened one new center in 2017 and three new centers in 2016: one in Hawaii, one in South Korea, and two in China. We continue to evaluate various development and acquisition possibilities for additional new centers.

Development of New U.S. Centers

We have developed 14 U.S. properties since 1998, or an average of about one every 18 months. Our most recent U.S. development, International Market Place, opened in Waikiki, Honolulu, Hawaii in August 2016. We have a 93.5% interest in the 0.3 million square foot center, which is subject to a participating ground lease.

Given the over saturation of suburban retail in the U.S., almost no new supply of suburban malls is expected in the foreseeable future. Current trends suggest that any future new supply of malls will likely be limited and in the format of mixed-use or destination projects. We do expect expansions of high-quality malls will continue as lower quality centers atrophy. In the next five years, in addition to The Mall at Green Hills expansion, we will pro-actively pursue the re-purposing of anchors where appropriate. We do not anticipate significant new ground-up developments.

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

Taubman Asia is responsible for our operations and development in the Asia-Pacific region, focusing on China and South Korea. We have pursued a strategy of seeking strategic partners to jointly develop high-quality malls in our areas of focus. Taubman Asia is engaged in projects that leverage our strong retail planning, design, and operational capabilities with our strategic partners being responsible for acquiring and entitling the land and leading construction.

We envision that the Asia business will be a smaller but complementary and important part of the overall business. We have built three high-quality shopping centers and a fully integrated development and management platform with strategic, local partners. Our goal is to create a platform that finances itself by bringing in new capital partners, and potentially adding additional operating partners where appropriate, to create a less capital-intensive business that can grow the asset base with improved returns on equity, which is evidenced by our institutional partner in Starfield Hanam and the agreement with The Blackstone Group L.P. (Blackstone) to sell 50% of our interests in Starfield Hanam, CityOn.Xi'an, and CityOn.Zhengzhou described below.

As part of our Asia strategy, we look to mitigate our operating costs through property management fees and third-party service contracts when possible. We currently provide management and advisory services to third parties in Asia. We also attempt to manage risks and financial returns for our Asia developments through actively managing and limiting pre-construction costs, ensuring there is adequate anchor and tenant interest in the project prior to construction, and pursuing initial projects that are already fully entitled with partners having appropriate expertise in land acquisition and local regulatory issues. Developments in China and South Korea are subject to income taxes and taxes upon repatriation of earnings that also must be planned for and managed.

We have a joint venture with Shinsegae, one of South Korea's largest retailers, to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea. We expect to beneficially own a 24.5% interest in the project; however we currently own and are funding 49% of the project until an additional capital partner is admitted. The center is scheduled to open in late 2020.

We also have an additional joint venture with Shinsegae that owns and manages an approximately 1.7 million square foot shopping center, Starfield Hanam, in Hanam, South Korea. The center opened in September 2016. We are currently partnered with a major institution in Asia for a 49% ownership interest in Starfield Hanam. As of December 31, 2018, the institutional partner owned 14.7% of the center, bringing our effective ownership to 34.3%.

We also have two joint ventures with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains. The first joint venture owns an interest in and manages an approximately 1.0 million square foot shopping center, CityOn.Xi'an, which opened in April 2016 and is located at Xi'an Saigao City Plaza, a large-scale mixed-use development in Xi'an, China. As of December 31, 2018, we had an effective 50% ownership interest in the center. The second joint venture with Wangfujing owns an interest in and manages an approximately 0.9 million square foot shopping center, CityOn.Zhengzhou, which opened in March 2017 and is located in Zhengzhou, China. As of December 31, 2018, we had a 49% ownership interest in the center.

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone. Following the transactions, which are subject to customary closing conditions and are expected to close throughout 2019, we will retain a 17.15% ownership interest in Starfield Hanam, a 25% ownership interest in CityOn.Xi'an, and a 24.5% ownership interest in CityOn.Zhengzhou. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee. The interests to be sold are valued at $480 million, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets.

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

In March 2016, a joint venture we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG’s beneficial share) in cash, excluding transaction costs. This purchase is consistent with our strategy to own high-quality, dominant assets in great markets. See "MD&A - Results of Operations - Acquisition - Country Club Plaza" for additional information regarding the acquisition.

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we closed on a redevelopment agreement for Taubman Prestige Outlets Chesterfield. As of May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease and we receive ground lease payments and a share of the property’s revenues above a specified level. TSG is planning a significant redevelopment of the property, which will transform it into a unique entertainment, shopping and dining destination. See "MD&A - Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield" for further details regarding the redevelopment agreement.

Rental Rates

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Where appropriate, we are occasionally making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when possible; this activity can have a material impact on our releasing spread for an applicable period. See "Risk Factors" for further information.

The following table contains certain information regarding average mall tenant minimum rent per square foot of our Consolidated Businesses and Unconsolidated Joint Ventures at the comparable centers (centers that had been owned and open for the current and preceding year, excluding centers impacted by significant redevelopment activity, as well as The Mall of San Juan due to the impact of Hurricane Maria). Comparable center statistics for 2018 and 2017 exclude Beverly Center, CityOn.Zhengzhou, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield. Average rent per square foot statistics reflect the contractual rental terms of the leases currently in effect and include the impact of rental concessions.

	2018	2017	2016	2015	2014
Average rent per square foot:
Consolidated Businesses	$71.24	$69.25	$63.83	$61.37	$59.48
Unconsolidated Joint Ventures	49.00	47.02	58.10	57.28	58.65
Combined	57.51	55.36	61.07	59.41	59.14

See "MD&A – Rental Rates and Occupancy" for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2018 for the next ten years for all owned centers in operation at that date.

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2019 (4)	334	479	$30.63	6.8%	335	663	$26.35	5.3%
2020	346	717	52.97	10.2	360	927	50.60	7.5
2021	468	1,156	56.37	16.4	503	1,847	46.37	14.9
2022	382	1,041	51.79	14.7	410	1,716	44.56	13.8
2023	279	841	56.47	11.9	286	1,113	53.68	9.0
2024	223	643	61.18	9.1	241	1,026	50.86	8.3
2025	194	702	59.65	9.9	219	1,074	59.17	8.7
2026	191	544	71.50	7.7	214	1,118	55.63	9.0
2027	143	426	68.58	6.0	156	830	46.86	6.7
2028	92	275	64.23	3.9	93	442	61.64	3.6

(1)	Excludes rents from temporary in-line tenants and centers not open and operating at December 31, 2018.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors. Excludes rents from mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2019 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2018.

We believe that the information in the table is not necessarily indicative of what will occur in the future, principally because of early lease terminations at the centers. The average remaining term of the leases that were terminated during the 2013 to 2018 period was approximately one year. The average term of leases signed was approximately seven years during both 2018 and 2017, excluding temporary in-line tenants (TILs).

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2018, tenants representing 1.6% of leases filed for bankruptcy during the year compared to 3.1% in 2017. This statistic has ranged from 0.8% to 3.1% of leases per year over the last five years. The annual provision for losses on accounts receivable represents 0.6% of total revenues in 2018 and has ranged from 0.4% to 1.8% over the last five years. However, many bankruptcies do not ultimately impact our occupancy because historically less than half of bankrupt tenants actually close.

Occupancy

Occupancy and leased space statistics include TILs and value and outlet center anchors (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield). The following table shows ending occupancy and leased space for the past five years:

	2018	2017	2016	2015	2014
All Centers:
Ending occupancy	94.6%	94.8%	93.9%	94.2%	94.1%
Leased space	96.2	95.9	95.6	96.1	96.0

Comparable Centers:
Ending occupancy	94.7%	95.7%
Leased space	96.3	96.6

Major Tenants

No single retail company represents 5% or more of our Mall GLA or revenues. The combined operations of Forever 21 accounted for about 4% of Mall GLA as of December 31, 2018 and less than 3% of 2018 minimum rent. No other single retail company accounted for more than 4% of Mall GLA as of December 31, 2018 or 4% of 2018 minimum rent.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2018:

Tenant	# of Stores	Square Footage	% of Mall GLA
Forever 21 (Forever 21, XXI Forever)	17	513,277	4.3%
H&M	20	414,527	3.5
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Old Navy, Athleta, and others)	47	399,419	3.4
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	40	274,217	2.3
Inditex (Zara, Zara Home, Massimo Dutti, Bershka, and others)	20	235,063	2.0
Urban Outfitters (Anthropologie, Free People, Urban Outfitters)	28	219,985	1.9
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	27	217,493	1.8
Ascena Retail Group (Ann Taylor, Ann Taylor Loft, Justice, and others)	41	205,557	1.7
Restoration Hardware	5	180,227	1.5
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	25	177,556	1.5

Competition

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. We compete with other major real estate investors with significant capital for attractive investment opportunities. We also compete with online retailers as they draw sales away from our tenants or reduce sales attributed to their stores in our centers, which impacts rental rates. See "Risk Factors" for further details of our competitive business.

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

Personnel

The Manager provides real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States, and employs all of our U.S. employees, including our executive officers. Taubman Asia Management Limited (TAM) and certain other affiliates provide similar services for third parties in China and South Korea as well as Taubman Asia. The Manager is 99.8% beneficially owned by TRG and 0.2% owned by Taub-Co Holdings LLC (Taub-Co), which is 100% owned by members of the Taubman Family. The Manager receives fees from the shopping centers, TCO, TRG, and their respective affiliates and third parties in exchange for the performance of its services. Since TRG has an approximate 99.8% beneficial interest in the Manager, substantially all of these fees accrue to TRG, with a de minimis portion of the fees accruing to the benefit of Taub-Co through its 0.2% beneficial interest in the Manager. For more information about the Manager, see "Risk Factors - Members of the Taubman Family have the power to vote a significant number of the shares of Capital Stock entitled to vote and have contractual rights."
As of December 31, 2018, the Manager, TAM, and certain other affiliates had 450 full time employees.

Available Information

TCO makes available free of charge through its website at www.taubman.com all reports it electronically files with, or furnishes to, the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

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

•	changes in consumer shopping behavior. Certain merchandise categories are experiencing lower growth in traditional shopping centers and technology has significantly impacted consumer spending habits;

•	availability and cost of financing. Many forecasts suggest additional federal funds rate increases may occur during 2019, similar to those recently experienced;

•	the public perception of the safety, convenience, and attractiveness of our shopping centers;

•	legal liabilities;

•	changes in government regulations; and

•	changes in real estate zoning and tax laws.

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

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our ability to attract tenants to our shopping centers and lease space is important to our success, and difficulties in doing so can materially impact our shopping centers' performance. The existence of competing shopping centers could have a material adverse impact on our ability to develop or operate shopping centers, lease space to desirable anchors and tenants, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the internet, lifestyle centers, value and outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type could adversely affect our revenues and cash available for distribution to shareholders.

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

We may be limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by restrictions on transfer imposed by our partners or lenders. If we were unable to refinance our debt at a shopping center, we may be required to contribute capital to repay debt, fund capital spending, or other cash requirements. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all or a portion of the cash proceeds received by TRG from such sale (a special distribution). If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by continuing operations and in distributions to TRG’s partners, including us. Further, pursuant to TRG’s partnership agreement, TRG may not dispose or encumber certain of its shopping centers or its interest in such shopping centers, specifically Beverly Center, Cherry Creek Shopping Center, Twelve Oaks Mall, The Mall at Short Hills, or Stamford Town Center, without the consent of a majority-in-interest of its partners other than TCO, which is currently held by members of the Taubman Family.

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

We actively maintain a strategy of recycling capital to achieve growth over time. At times this strategy may include strategically disposing of assets, or partial interests in assets, to improve the overall performance of our core mall portfolio, measured by: achieving improved portfolio metrics, demographics, and operating statistics, such as higher sales productivity and occupancy rates; accelerating future growth targets in our operating results and FFO; strengthening of our balance sheet; and creating increased net asset value for our shareholders over time. However, we may not achieve some or all of the targeted results we originally anticipated at the time of disposition. If we are not successful at achieving the anticipated results from any disposition, there is potential for a significant adverse impact on our returns and our overall profitability. We may not be able to achieve certain desired cap rates related to dispositions of assets, or partial interests in assets, due to general economic reasons or, in cases of lower productivity malls, the perception of over-capacity of such malls in the U.S.

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

We have offices in Hong Kong, Seoul, Beijing, and Shanghai and we are pursuing and evaluating investment opportunities in various locations across Asia. We have invested in four joint ventures to develop and operate shopping centers in Asia and may invest in other shopping centers in the future. In addition, we provide management and advisory services for third parties. In addition to the general risks described in this report, our international activities are subject to unique risks, including:

•	adverse effects of changes in exchange rates for foreign currencies and the risks of hedging related thereto;

•	changes in and/or difficulties in operating in foreign political environments;

•	difficulties in attracting new capital partners at existing projects due to risks specific to foreign investment;

•	difficulties in operating with foreign vendors and joint venture and business partners;

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

•
differences in consumer retail behavior, including increased interest in retail brands in which we have no or limited prior relationships with in the U.S. and changes in seasonal consumer spending due to timing of certain national holidays;

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

We could be adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named anchors, or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that shopping mall. Replacing mall tenants with better performing, emerging retailers may take longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands, which may require us to pay significant tenant allowances or offer reduced rents as an inducement. In addition, if a department store operating as an anchor at one of our shopping centers were to cease operating, we may experience difficulty and delay and incur significant expense in replacing the anchor, re-tenanting, or otherwise re-merchandising the use of the anchor space. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we may also experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination or closing of mall tenants or anchors for reasons other than bankruptcy could have a similar impact on the operations of our shopping centers, although in the case of early terminations we may benefit in the short-term from lease cancellation income (See "MD&A – Rental Rates and Occupancy").

Most recently, certain traditional department stores have experienced challenges including, limited opportunities for new investment/openings, declining sales, and store closures. Department stores' market share is declining, and their ability to drive traffic has substantially decreased. Despite our shopping centers traditionally being driven by department store anchors, in the event of a need for replacement, it may be necessary to consider non-department store anchors. Certain of these non-department store anchors may demand higher allowances than a standard mall tenant due to the nature of the services/products they provide (for example, restaurants, entertainment, or luxury).

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

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as the $300 million and $250 million unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2018, the corporate total leverage ratio was the most restrictive covenant. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, these covenants may limit our ability to borrow up to the $1.1 billion facility on our primary unsecured revolving line of credit. Failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material effect on us.

TRG guarantees debt or otherwise provides support for a number of joint venture properties.

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

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or financing costs to borrowers. We have material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

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

Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants' sales and, in turn, our tenants' business operations. This could affect the amount of rent these tenants pay, in particular if their leases provide for overage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our profitability and our Net Operating Income would decrease. As of December 31, 2018, approximately 58% of our gross leasable and occupied area included clauses in leases for rent increases based on changes in the Consumer Price Index, although we are attempting to reduce our exposure to such variable rentals as leases are negotiated or renewed.

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

While we anticipate that a portion of the adverse impact to the future operations of the shopping center may be mitigated through business interruption insurance, it may not offset the full extent of revenue losses and insurance recoveries may not be received on a timely basis. In addition, certain losses may not be fully covered by insurance. The timing for the recovery of business in Puerto Rico will depend on successful rebuilding and recovery efforts and in turn the availability of workers and materials, which may be scarce for periods of time. The local economy is highly dependent on tourism and declines could continue to adversely impact the center for an extended period of time. Although overall foot traffic and tenant sales at the shopping center have improved recently, the profitability of tenant operations continue to be affected. Future occupancy and profitability of the shopping center may be impacted by (1) tenants or anchors who, despite contractual requirements, are unable or refuse to reopen, (2) the ability of tenants or anchors to pay current rent obligations in light of the decrease in sales and mall foot traffic, and (3) tenant or anchor rent, operating, and other lease obligations that are dependent on maintaining specified occupancy levels at the mall. If a major tenant or anchor does not reopen, it may adversely impact our ability to re-lease space in the future to desirable tenants or at profitable rates and maintain the overall mall merchandising plan.

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

We may not be able to maintain our status as a REIT for federal income tax purposes with the result that the income distributed to shareholders would not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. Any such corporate tax liability would be significant and would reduce the amount of cash available for distribution to our shareholders which, in turn, could have a material adverse impact on the value of, or trading price for, our shares. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the Internal Revenue Code are complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years.

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

Also, some state, local, and foreign jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states, localities, and foreign jurisdictions follow the federal income tax treatment of REITs. Finally, there may be changes in the federal tax law and laws of states, localities, and foreign jurisdictions that may increase the taxes we pay. To the extent that we and our affiliates are required to pay federal, state, local, and/or foreign taxes, we will have less cash available for distributions to our shareholders.

The lower tax rate on certain dividends from non-REIT 'C' corporations may cause investors to prefer to hold stock in non-REIT 'C' corporations.

The maximum tax rate (including the net investment income tax of 3.8%) on certain corporate dividends received by individuals is 23.8%, which is less than the maximum income tax rate enacted by the Tax Cuts and Jobs Act of 2017 (the 2017 Act) of 37% applicable to ordinary income. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareholder levels) that applies to non-REIT 'C' corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT 'C' corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable 'C' corporation. Under the 2017 Act, however, provided that the shareholder meets certain holding period requirements, ordinary dividends from a REIT are eligible for the 20% deduction as “qualified business income” and thus taxed at a maximum rate of 29.6% plus the 3.8% tax on net investment income. The 20% deduction and the maximum individual rate of 37%, unless extended, are scheduled to expire after 2025. Although REITs, unlike non-REIT 'C' corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT 'C' corporation dividends may still cause individual investors to view stock in non-REIT 'C' corporations as more attractive than shares in REITs, which may negatively affect the value of our shares. Future changes to tax laws could potentially adversely affect the taxation of the REIT, its subsidiaries, or its shareholders, possibly having a negative effect on the value of our shares.

Net interest limitation in the 2017 Act may adversely impact us.

The 2017 Act imposed a limit on net interest expense deductions that exceed 30% of adjusted taxable income, which is generally taxable income excluding net interest expense and for taxable years beginning before January 1, 2022, deductions for depreciation and amortization. If our net interest expense is so limited, as a REIT, we may elect out of the new limitation provided we adopt longer recovery periods for depreciation of our property. If the interest expense limitation applies and we do not elect longer depreciation periods, then the limitation on our interest expense deduction will increase our taxable income and require us to make greater distributions to our shareholders to avoid our paying federal income tax and to ensure we meet the distribution requirements for qualification as a REIT. Alternatively, if we do elect out of the limitation in a taxable year, the reduced deprecation would likewise increase our taxable income and require us to make greater distributions to our shareholders to avoid our paying federal income tax and to ensure compliance with the distribution requirements.

Members of the Taubman Family have the power to vote a significant number of the shares of Capital Stock entitled to vote and have contractual rights.
Based on information contained in filings made with the SEC, as of December 31, 2018, members of the Taubman Family have the power to vote approximately 30% of the outstanding voting shares of TCO (consisting of our common stock and our Series B Preferred Shares). The Taubman Family members’ ownership of Series B Preferred Shares (representing an approximate 28% voting interest in TCO) corresponds with the Taubman Family members’ economic ownership in TRG. Our shares of common stock and our Series B Preferred Shares vote together as a single class on all matters submitted to a vote of our shareholders.
Based on their current ownership of the Series B Preferred Shares, the holders of the Series B Preferred Shares (97% of which are held by members of the Taubman Family) have the right to nominate up to four individuals for election to our Board of Directors and certain other class voting rights. Like all director nominees, the Series B nominees are voted on by shareholders at TCO’s annual meeting. For so long as the holders of our Series B Preferred Shares are entitled to nominate individuals for election to the Board of Directors, the Board of Directors is required to consist of nine directors (other than as a result of any vacancy caused by death, resignation or removal of a director), and a majority of our directors must be independent. Of our current nine directors, only one, Mr. Robert S. Taubman, was initially nominated by the holders of the Series B Preferred Shares. He was subsequently nominated, and recommended for election, by our Board of Directors. None of our eight other directors was nominated by the holders of the Series B Preferred Shares.

As a result of their ownership of our voting stock (common shares and Series B Preferred Shares), members of the Taubman Family may exercise significant influence with respect to the election of our Board of Directors and the outcome of matters submitted to our shareholders for approval. Our governing documents provide that any matter submitted to our shareholders for approval, including any merger, consolidation or sale of all or substantially all of our assets, requires the affirmative vote of holders owning not less than two-thirds of the outstanding shares of Capital Stock (which term refers to the common stock, preferred stock, and Excess Stock, as defined below) entitled to vote on such matter (except the election of directors, which is subject to a plurality vote coupled with a majority vote resignation policy, and the adjournment of meetings).
TRG’s partnership agreement provides that, for so long as members of the Taubman Family own 5% or more of TRG units, without the prior written consent of a majority-in-interest of the Other Partners (currently held by members of the Taubman Family), TRG may not, among other things, enter into certain business combination transactions, issue additional TRG units (other than to TCO in certain circumstances) to a person or entity that, together with such person’s or entity’s affiliates, would own more than 5% of TRG units, dispose or encumber all or substantially all of TRG's assets, or dispose or encumber specified shopping centers (specifically Beverly Center, Cherry Creek, Twelve Oaks, Short Hills or Stamford Town Center, which were contributed to TRG in 1985). The partnership agreement had specified two additional shopping centers for which the Other Partners’ consent was required for a disposition. TCO elected to sell these two shopping centers in 2014, and the Other Partners provided their consent to such disposition.

The Manager is 99.8% beneficially owned by TRG and 0.2% beneficially owned by Taub-Co, which is 100% owned by members of the Taubman Family. The Manager provides certain administrative, management, accounting, shareholder relations and other services relative to the operations and administration of TCO pursuant to a corporate services agreement between TCO and the Manager (Corporate Services Agreement) and certain management, leasing, development, acquisition and administrative services pursuant to a management services agreement between TRG and the Manager (Master Services Agreement). At the time of TCO's initial public offering in 1992, TCO and TRG entered into the Corporate Services Agreement and the Master Services Agreement, respectively, and an entity controlled by members of the Taubman Family served as sole general partner of the Manager. In 2001, the Manager converted to a Delaware limited liability company and Taub-Co became sole managing member of the Manager, preserving the management rights of the Taubman Family members in the Manager. In 2006, although Taub-Co was sole managing member of the Manager, Taub-Co granted TRG the right to unilaterally act on behalf of Taub-Co as the managing member of the Manager, with Taub-Co having the right to revoke this authority at any time. In 2010, to formalize TRG's management rights in the Manager, TRG became a co-managing member of the Manager with the authority to act unilaterally on behalf of the Manager and was designated as the sole tax matters member, which co-management organizational structure of the Manager remains in place today. Under the Manager’s operating agreement, although TRG has been acting on behalf of the Manager as the managing member and Taub-Co has not exercised its rights as co-managing member, Taub-Co may revoke the authority of TRG to act unilaterally on behalf of the Manager, in which event the Manager’s actions would require approval by both co-managing members.

TCO has the unilateral right to terminate the Corporate Services Agreement and, in addition, TCO, as the sole managing general partner of TRG, has the unilateral right to terminate the Master Services Agreement. If the Master Services Agreement is terminated, TRG may terminate the property service agreements between the Manager and our subsidiaries pursuant to which the Manager provides services to our shopping centers, provided that the termination of certain property service agreements may require the consent of our joint venture partners or other third parties. In addition, if the Management Services Agreement is terminated, Taub-Co has the right to purchase all of the membership interests in the Manager that it does not already own for a purchase price based on the net book value of the Manager. TCO may terminate either the Corporate Services Agreement or the Master Services Agreement without terminating the other.

As a result of these voting and contractual rights, it would be difficult, as a practical matter, for there to be a change in control of TCO without the affirmative vote of members of the Taubman Family.
Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest would be required to pay additional taxes, interest, and penalties as a result of an audit adjustment. We, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though TCO, as a REIT, may not otherwise have been required to pay additional corporate‑level taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to TRG and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are significant for collecting tax in partnership audits and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Our Ownership Limit and other provisions of our Articles and Amended and Restated Bylaws generally prohibit the acquisition of more than 8.23% of the value of our Capital Stock and may hinder any attempt to acquire us.

Various provisions of our Articles and Amended and Restated Bylaws could have the effect of discouraging a third party from accumulating a large block of our stock and making offers to acquire us and of inhibiting a change in control, all of which could adversely affect our shareholders’ ability to receive a premium for their shares in connection with such a transaction. In addition to customary anti-takeover provisions, as detailed below, our Articles contain REIT-specific restrictions on the ownership and transfer of our capital stock, which also serve similar anti-takeover purposes.

Under our Articles, in general, no shareholder may own more than 8.23% (the Ownership Limit) in value of our Capital Stock. Our Board of Directors has the authority to allow a "look through entity" to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that, after application of certain constructive ownership rules under the Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the Ownership Limit. A look through entity is any entity other than a qualified trust under Section 401(a) of the Code, certain other tax-exempt entities described in the Articles, or an entity that actually or constructively owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property.
The Articles provide that if the transfer of any shares of Capital Stock or a change in our capital structure would cause any person (Purported Transferee) to own Capital Stock in excess of the Ownership Limit or the Look Through Entity Limit, then the transfer is invalid from the outset, and the shares in excess of the applicable ownership limit automatically acquire the status of Excess Stock. A Purported Transferee of Excess Stock acquires no rights to shares of Excess Stock. Rather, all rights associated with the ownership of those shares (with the exception of the right to be reimbursed for the original purchase price of those shares) immediately vest in one or more charitable organizations designated from time to time by our Board of Directors (each, a Designated Charity). An agent designated from time to time by the Board of Directors (each, a Designated Agent) will act as attorney-in-fact for the Designated Charity to vote the shares of Excess Stock. The Designated Agent will sell the Excess Stock, and any increase in value of the Excess Stock between the date it became Excess Stock and the date of sale will inure to the benefit of the Designated Charity.
These ownership limitations will not be automatically removed even if the REIT requirements are changed so as to no longer contain any ownership limitation or if an ownership limitation is increased because, in addition to preserving our status as a REIT, the effect of the ownership limitations is to prevent any person from acquiring control of us. Changes in the ownership limitations cannot be made solely by our Board of Directors and would require an amendment to our Articles. Amendments to our Articles require the approval of our Board of Directors and the affirmative vote of shareholders owning not less than two-thirds of the outstanding shares of Capital Stock entitled to vote.
Members of the Taubman Family, collectively, own approximately 30% of our Capital Stock as of December 31, 2018. The combined Taubman Family members' ownership of our Capital Stock includes 24,128,305 shares of the 24,862,994 shares of Series B Preferred Shares outstanding or 97% of the total outstanding and 1,748,477 shares of the 61,069,108 shares of common stock outstanding or 2.86% of the total outstanding as of December 31, 2018. The Series B Preferred Shares are convertible into shares of common stock at a ratio of 14,000 Series B Preferred Shares to one share of common stock, and therefore one Series B Preferred Share has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Capital Stock by members of the Taubman Family does not violate the Ownership Limit set forth in our Articles.
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

In response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry, we have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization. To the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, impact employee morale, and affect our ability to attract and retain talented employees, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame.

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

We have previously issued common equity, both common shares and TRG Units, which had a dilutive effect on our earnings per diluted share and FFO per diluted share. TRG Units have also been issued from time to time in connection with acquisitions of real estate, which once tendered, have had a similar dilution impact. In addition, we have previously issued additional shares of preferred stock which adversely affected the earnings per share available to our common shareholders. We are not restricted from issuing additional shares of our common equity or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common equity will reduce the percentage of our common equity owned by investors who do not participate in future issuances. In most circumstances, shareholders will not be entitled to vote on whether or not we issue additional common equity. In addition, depending on the terms and pricing of an additional offering of our common equity and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their interests. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

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

We may incur additional indebtedness, which may adversely affect our earnings and harm our financial position and cash flow and potentially impact our ability to pay dividends on our stock.

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2018, we had $3.8 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our unconsolidated joint ventures was $5.0 billion. We may incur additional indebtedness and become more highly leveraged, requiring us to pay increased levels of interest, which could adversely affect our earnings and harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. Further, we have regularly issued new shares of common equity as compensation to our employees, and we have periodically issued new shares of capital stock pursuant to public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Although we have regularly paid dividends on a quarterly basis on our common and preferred stock in the past, and since we went public in 1992 we have never reduced our regular common dividend and have increased it 21 times, we do not guarantee we will continue to do so in the future. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year. To this point, we have historically distributed at least 100% of our taxable income and thereby avoided income tax altogether. To the extent we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income and could be subject to a 4% nondeductible excise tax if the actual amount that is distributed to shareholders in a calendar year is less than “the required minimum distribution amount” specified under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

From time to time, we might generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash, the effect of nondeductible capital expenditures, the creation of reserves, required debt or amortization payments, or income inclusions of foreign earnings as to which cash has not been repatriated to us by distributions from our foreign entities. If we do not have other funds available in these situations, we could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of capital stock or debt securities to make distributions sufficient to pay out enough REIT taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our liquidity and our ability to execute our business plan.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of our shopping centers. The table includes only shopping centers in operation at December 31, 2018. Shopping centers are owned in fee other than Beverly Center, Cherry Creek Shopping Center, City Creek Center, The Mall at Green Hills, International Market Place, and International Plaza, which are held under ground leases expiring between 2042 and 2105. CityOn.Xi'an and CityOn.Zhengzhou use Chinese state-owned land and are subject to a property-use right, expiring in 2051 for both shopping centers.

Certain of the shopping centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/18		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/18
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	828,000		1982		100%
Los Angeles, CA		504,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,031,000		1990/1998/		50%
Denver, CO		628,000		2015

City Creek Center	Macy's, Nordstrom	621,000		2012		100%
Salt Lake City, UT		340,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,431,000		2001/2007/		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	702,000		2015
	Cobb Theatres, Dave & Buster's,
	Marshalls, Neiman Marcus-Last Call,
	Polo Ralph Lauren Factory Store, Saks Off 5th

The Gardens on El Paseo	Saks Fifth Avenue	236,000		1998/2010	2011	100%
Palm Desert, CA		186,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,355,000		1998		100%
Auburn Hills, MI	Burlington Coat Factory, Legoland,	533,000
(Detroit Metropolitan Area)	Lord & Taylor Outlet, Planet Fitness,
	Round 1 Bowling and Amusement, Sea Life

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	864,000	(1)	1955/2011	2011	100%
Nashville, TN		359,000

International Market Place	Saks Fifth Avenue	342,000		2016		93.5%
Waikiki, Honolulu, HI		262,000

The Mall of San Juan	Nordstrom, Saks Fifth Avenue (2)	626,000		2015		95%
San Juan, PR		388,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,443,000	(3)	1980/1994/		100%
Short Hills, NJ	Nordstrom	607,000		1995/2011

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,520,000	(4)	1977/1978/		100%
Novi, MI	Nordstrom, Sears	551,000		2007/2008
(Detroit Metropolitan Area)

	Total GLA	10,297,000
	Total Mall GLA	5,060,000
	TRG% of Total GLA	9,728,000
	TRG% of Total Mall GLA	4,710,000

(1)	GLA does not reflect the total incremental GLA to be added in connection with the redevelopment project currently ongoing at the center.

(2)
In September 2017, Saks Fifth Avenue closed as a result of significant damage experienced during Hurricane Maria. There is currently no timeline for reopening. See "Item 3 - Legal Proceedings" for more information regarding our ongoing litigation with Saks Fifth Avenue Puerto Rico, Inc. and Saks Incorporated to compel them to immediately remediate, repair, and reopen the Saks Fifth Avenue store.

(3)	GLA includes the former Saks Fifth Avenue store, which closed in September 2016. A portion of this space opened as Mall GLA in 2018, while the remainder of the space is currently under redevelopment.

(4)	In December 2018, Sears announced that it plans to close its store in March 2019.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/18		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/18
Unconsolidated Joint Ventures:
CityOn.Xi'an	Wangfujing	998,000		2016		50% (5)
Xi'an, China		696,000

CityOn.Zhengzhou	G-Super, Wangfujing	919,000		2017		49% (5)
Zhengzhou, China		621,000

Country Club Plaza	(6)	1,003,000	(7)	1922/1977/	2016	50%
Kansas City, MO		784,000		2000/2015

Fair Oaks	JCPenney, Lord & Taylor,	1,557,000	(8)	1980/1987/		50%
Fairfax, VA	Macy’s (two locations)	561,000		1988/2000
(Washington, DC Metropolitan Area)

International Plaza	Dillard’s, Life Time Athletic, Neiman Marcus,	1,253,000		2001/2015		50.1%
Tampa, FL	Nordstrom	617,000

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,114,000		2002		50%
Orlando, FL		514,000

Stamford Town Center	Macy’s, Saks Off 5th	761,000		1982/2007		50%
Stamford, CT		438,000

Starfield Hanam	PK Market, Shinsegae, Traders	1,701,000		2016		34.3% (5)
Hanam, South Korea		971,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,321,000		1967/1981	2002	50%
Concord, CA		481,000
(San Francisco Metropolitan Area)

The Mall at University Town Center	Dillard's, Macy's, Saks Fifth Avenue	860,000		2014		50%
Sarasota, FL		438,000

Waterside Shops	Nordstrom, Saks Fifth Avenue	341,000		1992/2006/	2003	50%
Naples, FL		201,000		2008

Westfarms	JCPenney, Lord & Taylor,	1,267,000		1974/1983/		79%
West Hartford, CT	Macy’s (two locations), Nordstrom	497,000		1997

	Total GLA	13,095,000
	Total Mall GLA	6,819,000
	TRG% of Total GLA	6,640,000
	TRG% of Total Mall GLA	3,396,000

	Grand Total GLA	23,392,000
	Grand Total Mall GLA	11,879,000
	TRG% of Total GLA	16,368,000
	TRG% of Total Mall GLA	8,106,000

(5)
On February 14, 2019, we announced agreements to sell 50 percent of our ownership interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone. Upon closing, we will retain a 17.15%, 25%, and 24.5% ownership interest in Starfield Hanam, CityOn.Xi'an, and CityOn.Zhengzhou, respectively. The transactions are subject to customary closing conditions and are expected to close throughout 2019.

(6)	In 2018, Nordstrom announced plans to relocate a store to the center. The new, approximately 116,000-square-foot store is expected to open in 2021.

(7)	GLA includes 220,000 square feet of office property.

(8)	GLA includes approximately 210,000 square feet of GLA related to the former Sears space, which is now closed.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding value and outlet centers) as of December 31, 2018:

Name	Number of Anchor Stores	GLA (in thousands of square feet)	% of GLA
Macy’s
Bloomingdale’s (1)	3	641
Macy’s	12	2,539
Macy’s Men’s Store/Furniture Gallery	3	489
Total	18	3,669	17.8%

Nordstrom	9	1,302	6.3%

Hudson's Bay Company
Lord & Taylor (2)	3	392
Saks Fifth Avenue (3)	5	375
Saks Off Fifth (4)	1	78
Total	9	845	4.1%

JCPenney	4	745	3.6%

Dillard's	3	600	2.9%

Wangfujing	2	565	2.7%

Shinsegae
PK Market	1	63
Shinsegae	1	484
Total	2	547	2.7%

Sears (5)	2	469	2.3%

Neiman Marcus (6)	4	402	2.0%

Traders	1	183	0.9%

Life Time Athletic	1	56	0.3%

G-Super	1	36	0.2%

Total	56	9,419	45.7%	(7)

(1)	Excludes one Bloomingdale's Outlet store at a value center.

(2)	Excludes one Lord & Taylor Outlet store at an outlet center.

(3)
Includes Saks Fifth Avenue at The Mall of San Juan, which in September 2017 closed as a result of significant damage experienced during Hurricane Maria. There is currently no timeline for reopening. See "Item 3 - Legal Proceedings" for more information regarding our ongoing litigation with Saks Fifth Avenue Puerto Rico, Inc. and Saks Incorporated to compel them to immediately remediate, repair, and reopen the Saks Fifth Avenue store.

(4)	Excludes one Saks Off 5th store at a value center.

(5)	In December 2018, Sears announced that it plans to close its store at Twelve Oaks Mall in March 2019.

(6)	Excludes one Neiman Marcus-Last Call store at a value center.

(7)	Percentages may not add due to rounding.

Mortgage Debt and Construction Financings

The following table sets forth certain information regarding the mortgages and construction financings encumbering the centers as of December 31, 2018. All mortgage debt and construction financings in the table below are non-recourse to TRG except for the TRG $65 million revolving credit facility and the debt encumbering International Market Place. TRG has provided limited guarantees regarding the mortgage debt encumbering City Creek Center. In addition, the entities that own Beverly Center, Dolphin Mall, and The Gardens on El Paseo are guarantors under our $250 million and $300 million unsecured term loans and $1.1 billion primary unsecured revolving line of credit. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more information on loan guarantees.

Centers Consolidated in TCO's Financial Statements/ TRG's % Ownership if less than 100%	Maximum Loan Amount (thousands)	Stated Interest Rate as of 12/31/18	12/31/18 Balance (thousands)	Available to Draw (thousands)	Amortization	Annual Debt Service (Principal and Interest) (thousands)	Maturity Date	Number of One-Year Extension Options	Interest Rates	Earliest Prepayment Date	Prepay via Defeasance or Yield Maintenance	Earliest Date Allowed to Prepay without Penalty
Cherry Creek Shopping Center (50%)		3.85%	$550,000			Interest only	6/1/2028		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	12/1/2027
City Creek Center		4.37%	77,068		Amortizing, 30 years	$5,090	8/1/2023		Fixed Rate	At any time	Greater of Yield Maintenance or 0.5% Principal Prepaid /Defeasance	5/1/2023
Great Lakes Crossing Outlets		3.60%	198,625		Amortizing, 30 years	12,277	1/6/2023		Fixed Rate	At any time	Defeasance	9/6/2022
The Mall at Green Hills		3.95%	150,000			Interest only	12/1/2019	1	LIBOR + 1.60%. LIBOR capped at 4.25% to maturity (1)	At any time	NA	At any time
International Market Place (93.5%)		4.50%	250,000		(2)	Interest only (2)	8/9/2021	2	LIBOR + 2.15%. Rate decreases to LIBOR + 1.85% upon achieving certain performance measures	At any time	NA	At any time
The Mall at Short Hills		3.48%	1,000,000			Interest only	10/1/2027		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	4/1/2027
Twelve Oaks Mall		4.85%	296,815		Amortizing, 30 years	18,995	3/6/2028		Fixed Rate	2/28/2021	Defeasance	12/6/2027

Other Consolidated Secured Debt
TRG $65M Revolving Credit Facility	65,000	3.90%	34,675	25,774		Interest only	4/27/2019		LIBOR + 1.40%	At any time	NA
U.S. Headquarters		3.49%	12,000			Interest only	3/1/2024		LIBOR + 1.40%, swapped to maturity	At any time	NA

Centers Owned by Unconsolidated Joint Ventures/TRG's % Ownership
CityOn.Zhengzhou (49%) (3)		6.37%	81,057	(4)	Full amortizing	10,816	12/1/2026		130% of the RMB PBOC base lending rate for a loan term > 5 years. Rate resets Jan each year	At any time	NA
Country Club Plaza (50%)		3.85%	320,000		Amortization begins 5/1/2019, 30 years	Interest only until 5/1/2019	4/1/2026		Fixed Rate	4/1/2021	Greater of Yield Maintenance or 1% Principal Prepaid	1/2/2026
Fair Oaks (50%)		5.32%	258,067		Amortizing, 30 years	17,360	5/10/2023		Fixed Rate	4/27/2022	Defeasance	2/10/2023
International Plaza (50.1%)		4.85%	303,781		Amortizing, 30 years	20,580	12/1/2021		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	9/2/2021
International Plaza (50.1%)		3.58%	162,194		Amortizing, 30 years	8,710	12/1/2021		LIBOR + 1.75%, swapped to maturity	At any time	0.5% Principal Prepaid	12/1/2019
The Mall at Millenia (50%)		4.00%	350,000			Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
The Mall at Millenia (50%)		3.75%	100,000			Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
Starfield Hanam (34.3%) (3)	52,065	3.12%	52,065			Interest only	11/8/2020		3-month LIBOR + 1.60%, swapped to 9/8/2020	9/8/2020	NA	9/8/2020
Starfield Hanam (34.3%) (3)		2.58%	279,996	(5)		Interest only	11/25/2020		KDB 5 Year Bond Yield + 1.06%	9/8/2020	0.5%-1.0% Principal Prepaid	9/8/2020
Sunvalley (50%)		4.44%	168,998		Amortizing, 30 years	11,471	9/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
Taubman Land Associates (50%)		3.84%	21,164		Amortizing, 30 years	1,349	11/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
The Mall at University Town Center (50%)		3.40%	280,000		Amortization begins 12/1/2022, 30 years	Interest only until 12/1/2022	11/1/2026		Fixed Rate	11/1/2019	Greater of Yield Maintenance or 1% Principal Prepaid	8/3/2026
Waterside Shops (50%)		3.86%	165,000		(6)	Interest only (6)	4/15/2026		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	1/15/2026
Westfarms (79%)		4.50%	282,464		Amortizing, 30 years	19,457	7/1/2022		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	4/2/2022

(1) During the remaining extension period, if the option is exercised, the spread over LIBOR is lender's then current spread and an interest rate cap is required but may be waived if 12-month LIBOR is elected.
(2) During the extension periods, if the options are exercised, principal payments are required based on a 30-year amortization and a rate of the greater of (a) one-month LIBOR plus spread on the loan at the relevant maturity date, (b) 10-year treasury rate plus 1.75% or (c) 6%.
(3) On February 14, 2019, we announced agreements to sell 50 percent of our ownership interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone. Upon closing, we will retain a 17.15%, 25%, and 24.5% ownership interest in Starfield Hanam, CityOn.Xi'an, and CityOn.Zhengzhou, respectively. The transactions are subject to customary closing conditions and are expected to close throughout 2019.
(4) No draws were allowed after December 31, 2017.
(5) No draws were allowed after December 31, 2016. A letter of credit totaling $53.2 million USD is outstanding on this loan as security for the Starfield Hanam USD loan.
(6) The Waterside Shops loan is interest-only for the term of the loan. However, if net operating income available for debt service as defined in the loan agreement is less than a certain amount for calendar year 2020, the lender may require the loan to amortize based on a 30-year amortization period beginning May 2021.

For additional information regarding the shopping centers and their operations, see the responses to Item 1 of this report.

Item 3. LEGAL PROCEEDINGS.

On October 17, 2017, Plaza Internacional Puerto Rico LLC (Plaza Internacional), the owner of The Mall of San Juan (the Mall), filed a civil action in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503), against Saks Fifth Avenue Puerto Rico, Inc. (Saks PR), and Saks Incorporated (Saks Inc.). The lawsuit asks the court to compel Saks PR and Saks Inc. to immediately remediate and repair the Saks Fifth Avenue store (the Store) that was damaged by Hurricane Maria on September 20, 2017, to reopen the Store on the completion of the reconstruction, and to operate the Store in accordance with the Operating Covenant contained in the Construction, Operation and Reciprocal Easement Agreement among Plaza Internacional, Saks PR, and Nordstrom Puerto Rico LLC (Nordstrom PR) made as of April 23, 2013 (the REA). In response, Saks PR and Saks Inc. filed a Counterclaim, alleging that they have no obligation to repair, remediate, reconstruct, or reopen the Store, asserting various alleged breaches of the REA and other operating agreements. Plaza Internacional filed a motion for a preliminary injunction directing Saks PR to repair, reopen, and operate the Store, but, on March 28, 2018, the Court of First Instance denied Plaza Internacional’s motion, and, on September 12, 2018, the Court of Appeals of Puerto Rico affirmed that ruling, each without prejudging the merits of the substantive claims.  Should Saks PR prevail in the action, Nordstrom PR and other mall tenants may then have the right to terminate their own operating covenants or leases. Plaza Internacional is vigorously prosecuting its claims and defending the Counterclaim. The outcome of the action cannot be predicted, and, at this time, we are unable to estimate the amount of loss that could result from an unfavorable outcome. An unfavorable outcome may have a material and adverse effect on our business and our financial statements.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 27, 2019, the 61,122,292 outstanding shares of common stock were held by 375 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the common stock on the New York Stock Exchange on February 27, 2019 was $52.82. The restrictions on our ability to pay dividends on our common stock are set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends."

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our common stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500 Index, and the S&P 400 MidCap Index for the period December 31, 2013 through December 31, 2018 (assuming in all cases, the reinvestment of dividends):

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Taubman Centers Inc.	$100.00	$130.68	$135.31	$134.68	$124.24	$90.48
MSCI US REIT Index	100.00	130.38	133.67	145.16	152.61	145.73
FTSE NAREIT Equity Retail Index	100.00	127.62	133.44	134.71	128.28	121.92
S&P 500 Index	100.00	113.68	115.25	129.00	157.16	150.26
S&P 400 MidCap Index	100.00	109.74	107.35	129.57	150.59	133.88

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report.

	Year Ended December 31
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts, per square foot amounts, and shares outstanding)
STATEMENT OF OPERATIONS DATA:
Rents, recoveries, and other shopping center revenues	$640,870	$629,165	$612,557	$557,172	$679,129
Net income (1)	115,742	112,757	188,151	192,557	1,278,122
Net income attributable to noncontrolling interests	(32,256)	(32,052)	(55,538)	(58,430)	(385,109)
Distributions to participating securities of TRG	(2,396)	(2,300)	(2,117)	(1,969)	(6,018)
Preferred dividends	(23,138)	(23,138)	(23,138)	(23,138)	(23,138)
Net income attributable to Taubman Centers, Inc. common shareholders	57,952	55,267	107,358	109,020	863,857
Net income per common share – diluted (1)	0.95	0.91	1.77	1.76	13.47
Dividends declared per common share (2)	2.62	2.50	2.38	2.26	2.16
Weighted average number of common shares outstanding – basic	60,994,444	60,675,129	60,363,416	61,389,113	63,267,800
Weighted average number of common shares outstanding – diluted	61,277,715	61,040,495	60,829,555	62,161,334	64,921,064
Number of common shares outstanding at end of period	61,069,108	60,832,918	60,430,613	60,233,561	63,324,409
Ownership percentage of TRG at end of period	71%	71%	71%	71%	72%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	4,717,569	4,461,045	4,173,954	3,713,215	3,262,505
Total assets	4,344,106	4,214,592	4,010,912	3,546,510	3,214,901
Total debt, net	3,830,195	3,555,228	3,255,512	2,627,088	2,025,505

SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO's common shareholders (1)(3)	229,046	215,786	239,963	207,084	200,356
Mall tenant sales - all centers (4)	6,832,524	6,327,787	5,773,614	5,177,988	4,969,462
Sales per square foot (4)(5)	824	759	792	785	792
Number of shopping centers at end of period	23	24	23	19	18
Ending Mall GLA in thousands of square feet	11,879	12,066	11,722	8,804	8,332
Leased space - all centers (6)(7)	96.2%	95.9%	95.6%	96.1%	96.0%
Ending occupancy - all centers (6)	94.6%	94.8%	93.9%	94.2%	94.1%
Average base rent per square foot (6)(8):
Consolidated businesses	$71.24	$69.25	$63.83	$61.37	$59.48
Unconsolidated Joint Ventures	49.00	47.02	58.10	57.28	58.65
Combined	57.51	55.36	61.07	59.41	59.14

(1)
In 2018, net income and FFO include a $0.6 million restructuring charge, $12.5 million of costs associated with shareholder activism, $2.8 million of income due to the fluctuation in the fair value of equity securities, and a $0.4 million charge recognized in connection to the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. In 2017, net income and FFO include a $13.8 million restructuring charge, $14.5 million of costs associated with shareholder activism, an $11.6 million gain recognized at the time of conversion of our remaining investment in Simon Property Group Limited Partnership units (SPG LP Units) to common shares of Simon Property Group (SPG), and a $0.4 million charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017. In 2016, net income and FFO include a lump sum payment of $21.7 million we received in connection with the termination of our third party leasing agreement at The Shops at Crystals, $3.0 million of costs associated with shareholder activism, and an $11.1 million gain and $0.5 million of income tax expense recognized at the time of conversion of a portion of our investment in SPG LP Units to common shares of SPG. In 2015, net income and FFO include an impairment charge of $11.8 million related to the pre-development of The Mall at Miami Worldcenter and the net reversal of $2.0 million of prior period share-based compensation expenses recognized upon the announcement of an executive management transition. In 2014, net income includes a $629.7 million gain on the dispositions of the seven centers to Starwood and a $476.9 million gain, net of tax, from the dispositions of interests in International Plaza, Arizona Mills, and land in Syosset, New York related to the former Oyster Bay project. In 2014, net income and FFO include expenses related to the sale of seven centers to Starwood completed in October 2014. Specifically, these measures reflect charges of $36.4 million ($36.0 million at our beneficial share) related to the loss on extinguishment of debt of certain of these centers; charges of $7.8 million ($7.4 million at our beneficial share) related to the discontinuation of hedge accounting on the interest rate swap previously designated to hedge the MacArthur Center note payable; and a restructuring charge of $3.7 million and disposition costs of $3.3 million incurred related to the sale. FFO is defined and discussed in "MD&A – Non-GAAP Measures - Use of Non-GAAP Measures."

(2)	Amount excludes a special dividend of $4.75 per share in 2014, which was declared as a result of the sale of seven centers to Starwood.

(3)
Reconciliations of net income attributable to TCO common shareholders to FFO for 2018, 2017, and 2016 are provided in "MD&A - Non-GAAP Measures - Reconciliation of Non-GAAP Measures." For 2015, net income attributable to TCO common shareholders of $109.0 million, subtracting our beneficial share of gain on disposition of $0.4 million, adding back depreciation and amortization of $134.0 million, TCO's additional income tax expense of $0.1 million, noncontrolling interests of $47.2 million, and distributions to participating securities of $2.0 million arrives at TRG's FFO of $291.9 million, of which TCO's share was $207.1 million. For 2014, net income attributable to TCO common shareholders of $863.9 million, subtracting our beneficial share of gain on disposition of $1.1 billion, adding back depreciation and amortization of $142.5 million, TCO's additional income tax expense of $0.4 million, noncontrolling interests of $350.9 million, and distributions to participating securities of $6.0 million arrives at TRG's FFO of $280.5 million, of which TCO's share was $200.4 million.

(4)	Based on reports of sales furnished by mall tenants.

(5)
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

(6)	See "MD&A – Rental Rates and Occupancy" for information regarding this statistic.

(7)	Leased space comprises both occupied space and space that is leased but not yet occupied.

(8)	Amounts exclude spaces greater than 10,000 square feet.

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

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. The Consolidated Businesses consist of shopping centers and entities that are controlled by ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries and affiliates (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

References in this discussion to "beneficial interest" refer to our ownership or pro-rata share of the item being discussed. Investors are cautioned that deriving our beneficial interest as our ownership interest in individual financial statement items may not accurately depict the legal and economic implications of holding a noncontrolling interest in an investee.

The comparability of information used in measuring performance is affected by the redevelopment agreement for Taubman Prestige Outlets Chesterfield in May 2018 (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield"), the openings of CityOn.Zhengzhou in March 2017, Starfield Hanam in September 2016, CityOn.Xi'an in April 2016 (see "Results of Operations - Taubman Asia"), and International Market Place in August 2016 (see "Results of Operations - U.S. Development"), the acquisition of Country Club Plaza in March 2016 (see "Results of Operations - Acquisition - Country Club Plaza"), and the redevelopment of Beverly Center beginning in 2016 (see "Liquidity and Capital Resources - Capital Spending - Redevelopments"). Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2017 have been restated to include comparable centers to 2018. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria, which occurred in 2017, and the expectation that the center's performance will be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan").

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long term, with our average lease term of new leases at approximately seven years during both 2018 and 2017, excluding temporary in-line tenants (TILs). Where appropriate, we are making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when possible. Therefore general economic trends most directly impact our mall tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations as well as our ability to find new tenants for our shopping centers and increase rent per square foot.

For the fourth quarter of 2018, comparable mall tenant sales per square foot increased 10.1% from the corresponding period in 2017. For the year ended 2018, comparable mall tenant sales per square foot were $824, an 8.6% increase from 2017.

Ending occupancy was 94.7% for comparable centers at December 31, 2018, down 1.0% from 2017. The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under "Rental Rates and Occupancy." The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period; the use of some shorter leases, as noted above, has had a significant impact on our releasing spread in recent years. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see "Seasonality").

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
In August 2016, International Market Place opened in Waikiki, Honolulu, Hawaii (see "Results of Operations - U.S. Development").

We have incurred charges related to ongoing shareholder activism campaigns as well as restructuring in 2017 and 2018 (see "Results of Operations - Shareholder Activism" and "Results of Operations - Restructuring").

We also describe our growth activities in Asia including the openings of CityOn.Zhengzhou in March 2017, Starfield Hanam in September 2016, and CityOn.Xi'an in April 2016, our investment in a development project in Starfield Anseong, our third party service contracts to provide management and advisory services to customers in Asia, and our agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou (see "Results of Operations – Taubman Asia").

In April 2016, our third party leasing agreement for The Shops at Crystals (Crystals) was terminated in connection with a change in ownership of the center (see "Results of Operations - The Shops at Crystals").

We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenue from management, leasing, and development services. We disclose our share of these sources of income under "Results of Operations – Other Income." We also disclose detail of our nonoperating income and expenses under "Results of Operations – Nonoperating Income, Net."

We have completed multiple financings during the three-year period ended December 31, 2018 (see "Results of Operations – Debt Transactions").

We have experienced, and will continue to experience, an increase in interest expense primarily due to our sizeable development and redevelopment pipelines in recent years, the associated borrowings and spending, and the mechanics of capitalized interest, as well as the recent increase in the LIBOR rate (see "Results of Operations – Interest Expense").

In May 2018, we closed on a redevelopment agreement for Taubman Prestige Outlets Chesterfield resulting in all operations at the center, as well as the building and improvements, being transferred to The Staenberg Group (see "Results of Operations – Redevelopment Agreement for Taubman Prestige Outlets Chesterfield").

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2018, 2017, and 2016 under "Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017" and "Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016."

We provide a discussion of results of center operations (see "Results of Operations - Comparable and Non-Comparable Center Operations").

Our discussion of sources and uses of capital resources under "Liquidity and Capital Resources" begins with an overview of our financial position as of December 31, 2018. After that, analysis of specific operating, investing, and financing activities is provided in more detail.

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

We substantially completed our redevelopment project at Beverly Center in November 2018 and have an ongoing redevelopment project at The Mall at Green Hills (see "Liquidity and Capital Resources - Capital Spending - Redevelopments"). We also provide information on our capital spending in 2018 and 2017, as well as planned capital spending for 2019 (see "Liquidity and Capital Resources - Capital Spending").

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under "Liquidity and Capital Resources – Dividends."

We then discuss our application of critical accounting policies and consideration of new accounting pronouncements.

Finally, we describe the reasons for our use of non-GAAP measures, Net Operating Income (NOI) and Funds from Operations (FFO), and provide reconciliations from net income and net income allocable to common shareholders to such measures in "Non-GAAP Measures" following "Liquidity and Capital Resources."

Mall Tenant Sales and Center Revenues

The U.S. shopping center industry has been challenged in recent years and is currently facing choppiness as it continues to evolve rapidly alongside retail. Across the industry, department store sales have weakened and their ability to drive traffic has substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores. There has been some stabilization of the retail landscape recently, including comparatively strong sales performance during 2018. However, the retail headwinds still have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unscheduled terminations. Where appropriate, we are making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when possible; this activity can have a material impact on our releasing spread for an applicable period.

We have begun to see the emergence of a new tenant pool offering additional entertainment alternatives within the mall, as well as investment in brick-and-mortar locations by digitally native tenants. Despite recent retail challenges, our recently opened new developments, including those in Asia, have provided growth and are contributing positively to our portfolio. Over time we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents.

Tenant Sales and Occupancy Costs

Our comparable mall tenants reported a 10.1% increase in mall tenant sales per square foot in the fourth quarter of 2018 compared to the corresponding period in 2017. For the year ended 2018, our comparable mall tenant sales increased 8.6% over 2017 to $824 per square foot.

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

We believe that because most mall tenants sell goods at profitable margins and have certain fixed operating expenses, the occupancy costs that they can afford to pay and still be profitable are higher as sales per square foot increase.

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

The following table summarizes mall tenant occupancy costs (the sum of minimum rents, overage rents, and expense recoveries, excluding utilities) as a percentage of sales:

	2018 (1)	2017 (1)	2016 (1)
Mall tenant sales - all centers (in thousands)	$6,832,524	$6,327,787	$5,773,614
Mall tenant sales - comparable (in thousands)	6,289,107	5,867,140
Sales per square foot (2)	824	759	792

Consolidated Businesses: (3)
Minimum rents	9.4%	9.8%	9.4%
Overage rents	0.4	0.4	0.5
Expense recoveries	4.5	5.0	4.7
Mall tenant occupancy costs as a percentage of mall tenant sales	14.3%	15.2%	14.6%
Unconsolidated Joint Ventures: (3)
Minimum rents	8.4%	8.9%	9.2%
Overage rents	0.8	0.7	0.5
Expense recoveries	3.6	4.1	4.5
Mall tenant occupancy costs as a percentage of mall tenant sales	12.9%	13.7%	14.2%
Combined: (3)
Minimum rents	8.9%	9.3%	9.3%
Overage rents	0.6	0.6	0.5
Expense recoveries	4.1	4.5	4.6
Mall tenant occupancy costs as a percentage of mall tenant sales	13.6%	14.4%	14.4%

(1)	Based on reports of sales furnished by mall tenants.

(2)
Sales per square foot excludes non-comparable centers and spaces greater than or equal to 10,000 square feet for all periods presented. Comparable center statistics for 2016 include Taubman Prestige Outlets Chesterfield and exclude Starfield Hanam, CityOn.Xi'an, International Market Place, and Country Club Plaza.

(3)	Occupancy costs as a percentage of sales statistics are based on mall tenants sales of all centers reported during that period.

(4)	Amounts in this table may not add due to rounding.

Rental Rates and Occupancy

Average and Base Rent Per Square Foot

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of declining sales or slower growth, rents on new leases will generally grow more slowly or will decline for the opposite reason, as tenants' expectations of future growth become less optimistic. Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements, which reflect any lease modifications, including those for rental concessions. Rental information for comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2018 (1) (2)	2017 (1) (2)	2016 (1) (2)
Average rent per square foot:
Consolidated Businesses	$71.24	$69.25	$63.83
Unconsolidated Joint Ventures	49.00	47.02	58.10
Combined	57.51	55.36	61.07
Opening base rent per square foot:
Consolidated Businesses	$70.56	$72.96	$85.86
Unconsolidated Joint Ventures	42.43	44.13	57.80
Combined	56.39	60.37	72.68
Square feet of GLA opened:
Consolidated Businesses	572,367	549,423	422,752
Unconsolidated Joint Ventures	581,477	426,413	374,119
Combined	1,153,844	975,836	796,871
Closing base rent per square foot:
Consolidated Businesses	$67.60	$64.26	$72.60
Unconsolidated Joint Ventures	43.33	44.32	47.85
Combined	54.27	54.77	61.19
Square feet of GLA closed:
Consolidated Businesses	507,610	511,010	409,088
Unconsolidated Joint Ventures	618,815	464,293	350,060
Combined	1,126,425	975,303	759,148
Releasing spread per square foot:
Consolidated Businesses	$2.96	$8.70	$13.26
Unconsolidated Joint Ventures	(0.90)	(0.19)	9.95
Combined	2.12	5.60	11.49
Releasing spread per square foot growth:
Consolidated Businesses	4.4%	13.5%	18.3%
Unconsolidated Joint Ventures	(2.1)%	(0.4)%	20.8%
Combined	3.9%	10.2%	18.8%

(1)
Statistics exclude non-comparable centers. Comparable center statistics for 2016 include Taubman Prestige Outlets Chesterfield and exclude Starfield Hanam, CityOn.Xi'an, International Market Place, and Country Club Plaza.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, and average size of tenant space opening and closing in the period. Broadly, the lower releasing spread reflects the recently decelerating environment for retail, as demonstrated by lower rent growth.

Occupancy and Leased Space

Mall tenant ending occupancy and leased space statistics are as follows:

	2018 (1)	2017 (1)	2016 (1)
Ending occupancy - all centers	94.6%	94.8%	93.9%
Ending occupancy - comparable centers	94.7	95.7
Leased space - all centers	96.2	95.9	95.6
Leased space - comparable centers	96.3	96.6

(1) Occupancy and leased space statistics include TILs and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

Tenant bankruptcy filings as a percentage of the total number of tenant leases were 1.6% in 2018, compared to 3.1% in 2017, and 0.8% in 2016. However, many bankruptcies do not ultimately impact our occupancy; historically less than half of bankrupt tenants actually close.

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

	2018
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$6,289,107	$1,997,745	$1,414,070	$1,422,293	$1,454,999
All Centers	6,832,524	2,158,927	1,541,559	1,549,356	1,582,682
Revenues and nonoperating income, net-
Consolidated Businesses	$655,584	$168,345	$167,820	$165,070	$154,349
Ending occupancy:
Comparable	94.7%	94.7%	92.9%	92.2%	92.8%
All Centers	94.6	94.6	92.9	92.3	92.2
Leased Space:
Comparable	96.3%	96.3%	95.6%	94.9%	95.0%
All centers	96.2	96.2	95.5	94.8	94.5

(1)	Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in 2018, 2017, and 2016, or are expected to affect operations in the future.

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. Our hurricane coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions. However, insurance proceeds have been lagging and are not being received in the same period the losses are being incurred. As of December 31, 2018, we have not yet received insurance proceeds related to our business interruption claim. We have submitted a preliminary claim to our insurer and are currently in discussions related to the amount to be received and timing of payment. During the years ended December 31, 2018 and 2017, we recorded $1.2 million and $1.1 million, respectively, of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. Additionally, during the year ended December 31, 2018, we recognized a reduction of $4.9 million of depreciation expense relating to insurance proceeds received for property damage for which we took write-offs in 2017. During the year ended December 31, 2017, we recognized an estimated expense of $7.0 million relating to property damage, included within depreciation expense. See "Note 15 - Commitments and Contingencies - Hurricane Maria and The Mall of San Juan" to our consolidated financial statements for more information regarding our ongoing litigation with Saks Fifth Avenue Puerto Rico, Inc. and Saks Incorporated to compel them to immediately remediate and repair the Saks Fifth Avenue store.

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

U.S. Development

In August 2016, International Market Place opened in Waikiki, Honolulu, Hawaii. We have a 93.5% controlling interest in the center.

Shareholder Activism

During the years ended December 31, 2018, 2017, and 2016, we incurred $12.5 million, $14.5 million, and $3.0 million, respectively, of expense associated with activities related to shareholder activism, largely legal and advisory services. Also included in these costs is a retention program for certain employees. Given the uncertainties associated with shareholder activism and to ensure the retention of our top talent in key positions, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We, along with our Board of Directors, believe these benefits are instrumental in ensuring our continued success.

Restructuring

We incurred $13.8 million of expenses during 2017, related to a restructuring effort to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the year ended December 31, 2018, we incurred additional expense, partially offset by a change in estimate to previously recognized charges resulting in expense of $0.6 million.

Taubman Asia

Through a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, we own an interest in a shopping center, CityOn.Xi'an, located at Xi'an Saigao City Plaza in Xi'an, China, which opened in April 2016. We also have a joint venture with Wangfujing that owns an interest in a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which opened in March 2017. As of December 31, 2018, we had a 50% and 49% interest in CityOn.Xi'an and CityOn.Zhengzhou, respectively.

Through a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, we have an interest in a shopping center, Starfield Hanam, in Hanam, South Korea, which opened in September 2016. As of December 31, 2018, we had a 34.3% interest in the center.

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). Following the transactions, which are subject to customary closing conditions and are expected to close throughout 2019, we will retain a 17.15% ownership interest in Starfield Hanam, a 25% ownership interest in CityOn.Xi'an, and a 24.5% ownership interest in CityOn.Zhengzhou. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee. The interests to be sold are valued at $480 million, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets.
Also, we have invested in a development project, Starfield Anseong, in South Korea for which we have formed an additional joint venture with Shinsegae. (See "Liquidity and Capital Resources - Capital Spending - New Developments")

As part of our Asia strategy, we look to mitigate our operating costs through property management fees and third-party service contracts when possible. Through third-party service contracts, we currently provide management and advisory services to customers in Asia.

The Shops at Crystals

In April 2016, our third party leasing agreement for Crystals was terminated in connection with a change in ownership of the center. As a result, we recognized management, leasing, and development services revenue for the lump sum payment of $21.7 million we received in May 2016 in connection with the termination.

Other Income
We have certain additional sources of income beyond our rental revenues, recoveries from tenants, and revenues from management, leasing, and development services, as summarized in the following table. Shopping center and other operational revenues include parking, sponsorship, and miscellaneous income. Lease cancellation income is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly from year-to-year. In 2018, our share of lease cancellation income of our consolidated and unconsolidated properties was $16.6 million, an increase of $4.6 million from 2017. Our share of lease cancellation income of our consolidated and unconsolidated properties over the last five years ranged from 2016's $4.6 million to 2018's $16.6 million.

We have formed a joint venture with the Michael Mina restaurant group to own and operate restaurants at International Market Place and Beverly Center. Revenues from the food and beverage operations are included within Shopping center and other operational revenues in the table below.

The following table provides a summary of the significant components of our consolidated other income:

	2018	2017	2016
	(TRG’s share in millions)
Other income:
Shopping center and other operational revenues	$35.7	$30.5	$22.0
Lease cancellation income	13.5	9.1	3.3
	$49.2	$39.5	$25.3

(1)	Amounts in this table may not add due to rounding.

Nonoperating Income, Net

The following table provides a summary of the significant components of our consolidated nonoperating income, net:

	2018	2017	2016
	(TRG’s share in millions)
Nonoperating income, net:
Fluctuation in fair value of equity securities (1)	$2.8
Gains on Simon Property Group (SPG) common share conversions (2)		$11.6	$11.1
Gains on sales of peripheral land	1.0	0.9	1.8
Dividend income	4.1	4.2	3.8
Interest income	5.4	5.8	5.7
Insurance recoveries - The Mall of San Juan	1.2	1.0
Other nonoperating income	—	0.1	0.4
	$14.5	$23.7	$22.9

(1)
In connection with the adoption of Accounting Standards Update (ASU) No. 2016-01 on January 1, 2018, we now measure our investments in equity securities at fair value with changes in value recorded through nonoperating income, net.

(2)
Represents the gains recognized upon the conversions in both 2017 and 2016 of our investment in Simon Property Group Limited Partnership units to SPG common shares. See "Liquidity and Capital Resources - SPG Common Shares Investment" for further discussion of our investment.

(3)	Amounts in this table may not add due to rounding.

Debt Transactions

A series of debt financings were completed in the three-year period ended December 31, 2018 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date (1)
		(in millions)
International Market Place	August 2018	$250	LIBOR + 2.15% (2)	August 2021 (2)
TRG secondary revolving credit facility	April 2018	65	LIBOR + 1.40%	April 2019
Fair Oaks Mall	April 2018	260	5.32%	May 2023
TRG $250 million unsecured term loan	March 2018	250 (3)	(4)	March 2023
Twelve Oaks Mall	February 2018	300	4.85%	March 2028
TRG secondary revolving credit facility	April 2017	65	LIBOR + 1.40%	April 2018
TRG $300 million unsecured term loan	February 2017	300 (5)	(6)	February 2022
TRG primary unsecured revolving credit facility	February 2017	1,100 (5)	(7)	February 2021 (7)
The Mall at Millenia	December 2016	50 (8)	3.75%	October 2024
The Mall at University Town Center	October 2016	280	3.40%	November 2026
Cherry Creek Shopping Center	May 2016	550	3.85%	June 2028
Waterside Shops	April 2016	165	3.86%	April 2026
TRG secondary revolving credit facility	April 2016	65	LIBOR + 1.40%	April 2017
Country Club Plaza	March 2016	320	3.85%	April 2026

(1)	Excludes any options to extend the maturities (see the notes to our consolidated financial statements regarding extension options).

(2)	The interest rate may be reduced to LIBOR plus 1.85% upon the achievement of certain performance measures. Two, one-year extension options are available.

(3)
The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

(4)
The loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. Our existing swaps on our previous $475 million unsecured term loan were applied to other unsecured debt, including the new $250 million unsecured term loan, resulting in an effective interest rate on the new term loan in the range of 2.89% to 3.54% through the remaining swap period ending in February 2019. In October 2018, we entered into additional forward starting swaps to fix the LIBOR rate to 3.02% on the $250 million unsecured term loan, effective in March 2019 through maturity, which will result in an effective interest rate in the range of 4.27% to 4.92%.

(5)
These facilities include an accordion feature which would increase the maximum aggregate total commitment to as much as $2.0 billion between the two facilities, if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2018, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

(6)
The loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. The LIBOR rate is swapped beginning January 2018 through maturity to a fixed rate of 2.14%, which results in an effective interest rate in the range of 3.39% to 4.04%.

(7)
The primary unsecured revolving credit facility bears interest at a range of LIBOR plus 1.15% to 1.70% based on our total leverage ratio. As of December 31, 2018, the LIBOR rate is swapped to 1.65% through February 2019 on $225 million of the $1.1 billion unsecured facility Two, six-month extension options are available.

(8)	Proceeds of $50 million were received in December 2016. An additional $50 million of proceeds were received in February 2017, bringing the total loan amount to $100 million.

In November 2018, we exercised the first of our two, one-year extension options to extend The Mall at Green Hills loan maturity date to December 2019.

In March 2018, proceeds from both the $250 million unsecured term loan and the Twelve Oaks Mall loan (see above) were used to pay off our existing $475 million unsecured term loan.

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

Interest Expense

For several years our interest expense has been impacted in large part by our sizeable development and redevelopment pipelines, the associated borrowings and spending, and the mechanics of capitalized interest. Recently the LIBOR rate has risen, which impacts our beneficial interest in debt that floats month to month (about 20% of our beneficial interest in debt as of December 31, 2018). We expect the LIBOR rate will continue to rise and have a greater impact due to the spending for our development and redevelopment projects previously noted. In addition, in October 2018, we entered into forward starting swaps to fix the LIBOR rate to 3.02% on the $250 million unsecured term loan, effective from March 2019 through maturity, which will result in an effective interest rate in the range of 4.27% to 4.92%. This loan is currently swapped through February 2019 to an effective interest rate of 2.89% to 3.54%. Also, the LIBOR rate on $225 million of our $1.1 billion unsecured facility is swapped to 1.65% through February 2019 and will float at the current LIBOR rate upon maturity.

Our interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development and redevelopment projects. This positive impact will affect our results until the overall level of construction spending decreases. As these projects are completed, interest capitalization generally ends and we begin recognizing interest expense. We have experienced, and will continue to experience, an increase in interest expense primarily due to the opening of four ground-up development and redevelopment projects.

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we closed on a redevelopment agreement for Taubman Prestige Outlets Chesterfield. As of May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease and we receive ground lease payments and a share of the property’s revenues above a specified level. TSG is planning a significant redevelopment of the property, which will transform it into a unique entertainment, shopping and dining destination. We have no future capital obligation related to the redevelopment of the property. Both we and TSG have the ability to terminate the ground lease in the event that the redevelopment has not begun within five years, with the buildings and improvements reverting to us upon termination. Taubman Prestige Outlet Chesterfield's historic contribution to our results of operations has been immaterial. We will defer recognition of a sale of the building and improvements and maintain the property on our Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing the redevelopment.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The following is a comparison of our results for the years ended December 31, 2018 and 2017, as disclosed in our Consolidated Statement of Operations and Comprehensive Income.

Total revenues for the year ended December 31, 2018 were $640.9 million, an $11.7 million or 1.9% increase from 2017. Minimum rents, expense recoveries, and other income all increased partially due to the improved performance at Beverly Center as disruption related to the ongoing redevelopment has begun to abate.

In addition to improved performance at Beverly Center, the following also impacted total revenues:

•	the increase in minimum rents was further attributable to an increase in average rent per square foot;

•	the decrease in expense recoveries was primarily attributable to decreases in recoverable property tax and promotion expenses;

•
the decrease in management, leasing, and development services was primarily due to services provided in 2017 for IFC Mall in Yeouido, Seoul, South Korea, which were terminated in connection with a change in ownership of the center; and

•	the increase in other income was primarily attributable to increases in lease cancellation income and food and beverage revenues of our restaurant joint venture.

Total expenses for the year ended December 31, 2018 were $609.5 million, a $2.0 million or 0.3% increase from 2017. The following impacted total expenses:

•
the decrease in maintenance, taxes, utilities, and promotion expense was primarily attributable to decreases in common area maintenance and promotion expense, partially offset by promotional expenses related to Beverly Center's Grand Reveal;

•
the decrease in other operating expense was primarily due to a reduction in bad debt expense and cost saving initiatives enacted in response to the completion of another major development cycle and current near-term challenges facing the U.S. mall industry, partially offset by an increase in food and beverage expenses of our restaurant joint venture;

•
the decrease in general and administrative expense was also primarily due to the aforementioned cost saving initiatives, partially offset by an increase in senior executive compensation and bonus expense compared to 2017. A significant restructuring charge was incurred in the prior year related to reductions in our workforce and the reorganization of various areas of the organization, which were also undertaken due to our cost savings initiatives. In 2018, we incurred an additional restructuring charge that was significantly lower than the charge in 2017, partially offset by a change in estimate to charges recognized in 2017;

•	a decrease in costs associated with shareholder activism;

•
the increase in interest expense was attributable to increased levels of debt, an increase in LIBOR, reduced capitalization of interest on developments and redevelopments, and our recently completed financing for Twelve Oaks Mall; and

•
the increase in depreciation and amortization expense was primarily attributable to the disposal of previously existing assets that were not yet fully depreciated, as well as new assets being placed into service at Beverly Center in connection with our redevelopment project at the center, which was substantially completed in November 2018, Further, the increase was partially due to changes in depreciable lives of tenant allowances in connection with early terminations, partially offset by depreciation and amortization expenses at The Mall of San Juan incurred in 2017 relating to property damage from Hurricane Maria.

Nonoperating income, net decreased primarily due to a gain recognized in 2017 upon the conversion of our remaining investment in Simon Property Group Limited Partnership units (SPG LP Units) to SPG common shares, partially offset by the fluctuation in the fair value of equity securities in 2018 (see "Results of Operations - Nonoperating Income, Net").

Equity in Income of the Unconsolidated Joint Ventures for the year ended December 31, 2018 increased by $2.0 million to $69.4 million from 2017. The increase was primarily attributable to favorable operating results from the recently opened developments in Asia. The increase was partially offset by the gain recognized on the sale of the Valencia Place office tower at Country Club Plaza in March 2017 (see "Results of Operations - Acquisition - Country Club Plaza").

Net Income

Net income was $115.7 million for the year ended December 31, 2018 compared to $112.8 million for the year ended December 31, 2017. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareholders for the year ended December 31, 2018 was $58.0 million compared to $55.3 million in 2017. Diluted earnings per common share was $0.95 for the year ended December 31, 2018 compared to $0.91 for the year ended December 31, 2017.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $322.5 million for the year ended December 31, 2018 compared to $304.1 million for the year ended December 31, 2017. FFO per diluted common share was $3.71 for the year ended December 31, 2018 and $3.51 per diluted common share for the year ended December 31, 2017. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2018, which excluded a restructuring charge, costs associated with shareholder activism, the fluctuation in the fair value of equity securities, and a charge recognized in connection to the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan, was $333.2 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2017, which excluded costs associated with shareholder activism, a restructuring charge, and a gain recognized upon the conversion of our remaining investment in SPG LP Units to common shares of SPG, was $321.3 million. Adjusted FFO per diluted common share was $3.83 for the year ended December 31, 2018 and $3.70 for the year ended December 31, 2017. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

In 2018, the consolidated non-comparable centers contributed total operating revenues of $90.0 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $46.9 million. In 2017, the consolidated non-comparable centers contributed total operating revenues of $90.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $49.9 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income to NOI. For the year ended December 31, 2018, comparable center NOI excluding lease cancellation income was up 3.8% from 2017. For the year ended December 31, 2018, comparable center NOI including lease cancellation income was up 4.4% from 2017.

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

•	an increase in costs associated with shareholder activism;

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

Net Income

Net income was $112.8 million for the year ended December 31, 2017 compared to $188.2 million for the year ended December 31, 2016. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to Taubman Centers, Inc. common shareholders for the year ended December 31, 2017 was $55.3 million compared to $107.4 million in 2016. Diluted earnings per common share was $0.91 for the year ended December 31, 2017 compared to $1.77 for the year ended December 31, 2016.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $304.1 million for the year ended December 31, 2017 compared to $340.2 million for the year ended December 31, 2016. FFO per diluted common share was $3.51 for the year ended December 31, 2017 and $3.91 per diluted common share for the year ended December 31, 2016. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2017, which excluded costs associated with shareholder activism, a restructuring charge, and a gain recognized upon the conversion of our remaining investment in SPG LP Units to common shares of SPG, was $321.3 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2016, which excluded income related to the lump sum payment received for the termination of the leasing agreement at Crystals, costs with shareholder activism, and the gain, net of tax, recognized upon the conversion of a portion of our investment in SPG LP Units to common shares of SPG, was $310.4 million. Adjusted FFO per diluted common share was $3.70 for the year ended December 31, 2017 and $3.58 for the year ended December 31, 2016. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

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

Liquidity and Capital Resources

General

Our internally generated funds and distributions from operating centers and other investing activities, augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization. Excess proceeds from refinancings are used to reinvest in our business. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may access the equity markets or sell interests in operating properties to raise additional funds or refinance existing obligations on a strategic basis, including using any excess proceeds therefrom.

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have five unencumbered shopping center properties. The entities that own Beverly Center, Dolphin Mall, and The Gardens on El Paseo are guarantors under our primary unsecured revolving credit facility, $250 million unsecured term loan, and $300 million unsecured term loan, and are unencumbered assets under such facility and term loans. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, The Mall of San Juan and Stamford Town Center, a 50% owned Unconsolidated Joint Venture property, are unencumbered.

Cash and Revolving Lines of Credit

As of December 31, 2018, we had a consolidated cash balance of $48.4 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of December 31, 2018, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $316.4 million. Fourteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro-rata shares. The $1.1 billion unsecured facility matures in February 2021 with two six-month extension options available, and bears interest at a range based on our total leverage ratio. As of December 31, 2018, the total leverage ratio resulted in a rate of LIBOR plus 1.45% with a 0.225% facility fee. As of December 31, 2018, the LIBOR rate was swapped to 1.65% through February 2019 on $225 million of the $1.1 billion unsecured facility. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $300 million unsecured term loan would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we have other financing arrangements outstanding for our recently opened shopping centers in China. As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of December 31, 2018, our share of such loans was approximately $125 million. These loans have fixed interest rates that range from 2.5% to 6.5%. These loans are collateralized with restricted deposits on our Consolidated Balance Sheet.

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone (see "Results of Operations - Taubman Asia"). In connection with the transactions, we expect to refinance our existing partner loans and fully cash collateralized bank loans on our Chinese assets with mortgage debt, which is expected to result in approximately $140 million being returned to us after the refinancings. In addition, net proceeds from the Blackstone sale are expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt, which in total will result in approximately $455 million of increased liquidity. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets. The increased liquidity is expected to be used to pay down our revolving lines of credit.

Term Loans

In March 2018, we completed a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of December 31, 2018, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The proceeds from this financing, in conjunction with the proceeds from the financing for Twelve Oaks Mall and borrowings on our revolving lines of credit, were used to pay off our existing $475 million unsecured term loan. Our existing swaps on the $475 million unsecured term loan were applied to other unsecured debt, including the new $250 million unsecured term loan, resulting in an effective interest rate on the new term loan in the range of 2.89% to 3.54% through the remaining swap period ending in February 2019. In October 2018, we entered into additional forward starting swaps to fix the LIBOR rate to 3.02% on the $250 million unsecured term loan, effective in March 2019 through maturity, which will result in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of December 31, 2018, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped beginning January 2018 through maturity to a fixed rate of 2.14%, which results in an effective interest rate in the range of 3.39% to 4.04%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2018, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Upcoming Maturity

The loan for The Mall at Green Hills matures in December 2019. We expect to exercise our second one-year extension option upon maturity.

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
SPG Common Shares Investment

As of December 31, 2018, we had an investment of 290,124 SPG common shares. During 2018, we sold 300,000 SPG common shares at an average price of $182.37 per share. In January 2019, all of our remaining 290,124 SPG common shares were sold at an average price of $179.52 per share. Proceeds from each sale were used to pay down our revolving lines of credit.

Summaries of 2018 Capital, Debt, and Equity Activities and Transactions

See "Results of Operations - Debt Transactions" for a summary of debt financings in 2018. Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $293.8 million in 2018, compared to $278.4 million in 2017, and $305.6 million in 2016. See "Results of Operations" for descriptions of 2018, 2017, and 2016 transactions affecting operating cash flow.

Investing Activities

Net cash used in investing activities was $325.5 million in 2018 compared to $314.9 million in 2017, and $655.5 million in 2016. Additions to properties in 2018, 2017, and 2016 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2018 and 2017 capital spending is shown in "Capital Spending." Net cash proceeds from the sales of peripheral land were $1.3 million in both 2018 and 2017, compared to $11.3 million in 2016. Proceeds from the sale of equity securities were $54.7 million in 2018 and related to the sale of 300,000 SPG common shares. Insurance proceeds received for capital items at The Mall of San Juan were $5.8 million in 2018, and related to property damage for which we took write-offs in 2017.

Contributions to Unconsolidated Joint Ventures in 2018, 2017, and 2016 of $95.3 million, $33.0 million, and $80.0 million respectively, primarily related to the funding of Taubman Asia project costs. Additionally, in 2016, we contributed $314.2 million to an Unconsolidated Joint Venture in connection with the acquisition of Country Club Plaza. Distributions in excess of income from Unconsolidated Joint Ventures were $(2.2) million in 2018. In 2017, distributions in excess of income from Unconsolidated Joint Ventures were $70.0 million, which is primarily attributable to the proceeds from the financing for The Mall at Millenia, and the sale of the Valencia office tower at Country Club Plaza, and in 2016, distributions in excess of income from Unconsolidated Joint Ventures were $232.2 million, which is primarily attributable to the proceeds from the financings for Country Club Plaza, The Mall at Millenia, and The Mall at University Town Center.

Financing Activities

Net cash provided by financing activities was $15.5 million in 2018 compared to $45.7 million in 2017, and $251.5 million in 2016. Proceeds from the issuance of debt, net of payments and issuance costs in 2018, 2017, and 2016 were $271.4 million, $291.4 million, and $624.5 million, respectively.

In 2018, $2.4 million was paid in connection with incentive plans, compared to $6.3 million and $1.8 million received in 2017 and 2016, respectively. Total dividends and distributions paid were $253.4 million, $251.9 million, and $376.9 million in 2018, 2017, and 2016, respectively. In 2016, total dividends and distributions paid included a $135.0 million distribution related to the excess proceeds from the refinancing of Cherry Creek Shopping Center to our joint venture partner. Distributions in 2016 also included $7.2 million in connection with the acquisition of half of the former Taubman Asia President's ownership interest in Taubman Asia. In 2016, the former President of Taubman Asia, a noncontrolling partner in Taubman Asia, contributed $2.0 million to Taubman Asia. There were no contributions from noncontrolling interests made in 2018 or 2017. Refer to "Note 9 - Noncontrolling Interests" in the consolidated financial statements for further discussion of this contribution.

Effect of Exchange Rate Fluctuations

In 2018, net decreases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $5.3 million, compared to net increases of $2.3 million and $1.4 million in 2017 and 2016, respectively. The fluctuations are related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments. See "Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities" to our consolidated financial statements for more information regarding our restricted cash related to our Asia investments.

Beneficial Interest in Debt

At December 31, 2018, TRG's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $4,977.0 million, with an average interest rate of 3.88% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of December 31, 2018, there were no unamortized premiums and no interest rate hedging costs being amortized. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $250.3 million as of December 31, 2018, which includes $216.2 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2018:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,150.3		3.94%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in February 2019	250.0	(2)	3.24%	(2)
Swap maturing in February 2019	225.0		3.10%
Swap maturing in September 2020	17.9		3.12%
Swap maturing in December 2021	81.3		3.58%
Swap maturing in February 2022	300.0		3.74%
Swap maturing in March 2024	12.0		3.49%
	$886.1		3.40%	(1)

Floating month to month	958.1	(3)	4.10%	(1) (3)
Total floating rate debt	$1,844.3		3.77%	(1)

Total beneficial interest in debt	$4,994.6		3.88%	(1)

Total beneficial interest in deferred financing costs, net	$(17.6)

Net beneficial interest in debt	$4,977.0

Amortization of deferred financing costs (4)			0.19%
Average all-in rate			4.07%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)
Beginning March 2019 through March 2023, forward starting swaps fix the LIBOR rate to 3.02% on the $250M unsecured term loan, which will result in an effective interest rate in the range of 4.27% to 4.92%.

(3)	The LIBOR rate is capped at 4.25% until Dec 2019, resulting in a maximum interest rate of 5.85%, on $150M of this debt.

(4)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on TRG's beneficial interest in floating rate debt in effect at December 31, 2018, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $9.6 million, and due to the effect of capitalized interest, decrease annual earnings by $9.0 million. A one percent decrease in interest rates would increase cash flows by $9.6 million, and due to the effect of capitalized interest, increase annual earnings by $9.0 million. Based on our consolidated debt and interest rates in effect at December 31, 2018, a one percent increase in interest rates would decrease the fair value of debt by $137.2 million, while a one percent decrease in interest rates would increase the fair value of debt by $149.0 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2018 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2019)	1-3 years (2020-2021)	3-5 years (2022-2023)	More than 5 years (2024+)
	(in millions)
Debt (1)	$3,844.2	$196.0	$999.1	$815.1	$1,834.0
Interest payments (1)	861.8	151.6	259.2	168.0	283.0
Operating leases	792.3	14.7	26.4	28.1	723.1
Purchase obligations:
Planned capital spending (2)	221.1	221.1
Other purchase obligations (3)	0.4	0.3	0.2
Other long-term liabilities and commitments (4)	43.8	3.6	12.2	14.5	13.5
Total	$5,763.7	$587.3	$1,297.1	$1,025.7	$2,853.5

(1)
The settlement periods for debt do not consider extension options. Except for the $250 million unsecured term loan, which was swapped to a new fixed rate beginning March 2019, amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2018. Debt excludes $14.0 million of deferred financing costs.

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

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our unsecured primary unsecured revolving line of credit, as well as our $300 million and $250 million unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of December 31, 2018, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of December 31, 2018. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of our developments and redevelopments, but we also expect additional proceeds from our other financing arrangements (see "Liquidity and Capital Resources - Other Financing Arrangements for China Projects" above).

New Developments

We have partnered with Shinsegae to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea. We expect to beneficially own a 24.5% interest in the project; however we currently own and are funding 49% of the project until an additional capital partner is admitted. The center is scheduled to open in late 2020. As of December 31, 2018, we had invested $97.1 million in the project, after cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $140 million to $150 million for our expected 24.5% equity interest in the project, excluding fluctuations in foreign currency exchange rates. We are expecting a 6.25% to 6.75% unlevered after-tax return at stabilization. Our investment is being accounted for on the equity method as an Unconsolidated Joint Venture.

CityOn.Zhengzhou, which was developed with our joint venture partner Wangfujing, is located in Zhengzhou, China, and opened in March 2017.

Redevelopments

We substantially completed our redevelopment project at Beverly Center in November 2018, although we expect some capital spending to continue into 2019 as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of December 31, 2018, we had capitalized costs of $144.5 million related to this redevelopment project.

2018 and 2017 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2018 is summarized in the following table:

	2018 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2) (3)			$89.8	$93.7
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$48.9	$48.9	1.6	0.8
Projects with no incremental GLA and other (5)	158.3	152.5	23.2	11.1
Mall tenant allowances	46.7	39.4	20.2	10.5
Asset replacement costs recoverable from tenants	42.4	41.3	10.9	6.1
Corporate office improvements, technology, equipment, and other	2.1	2.1
Total	$298.4	$284.2	$145.8	$122.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

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

(3)	Asia balances exclude net fluctuations of total project costs due to changes in exchange rates during the period.

(4)	Includes costs related to The Mall at Green Hills redevelopment.

(5)	Includes costs related to the Beverly Center redevelopment.

(6)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2018:

(in millions)
Consolidated Businesses’ capital spending	$298.4
Other differences between cash and accrual basis	(8.5)
Additions to properties	$289.9

Capital spending during 2017 is summarized in the following table:

	2017 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - U.S. (2)	$37.7	$35.7
New development projects - Asia (3) (4)			$16.2	$8.2
Existing centers:
Projects with incremental GLA or anchor replacement (5)	33.3	33.3
Projects with no incremental GLA and other (6)	194.1	191.5	9.5	4.9
Mall tenant allowances	19.5	18.2	12.0	6.4
Asset replacement costs recoverable from tenants	13.0	12.6	12.1	6.5
Corporate office improvements, technology, equipment, and other	23.1	23.1
Total	$320.7	$314.4	$49.9	$25.9

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Includes costs related to International Market Place.

(3)	Includes costs related to CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam.

(4)	Asia balances exclude net increases of total project costs due to changes in exchange rates during the period.

(5)	Includes costs related to The Mall at Green Hills redevelopment.

(6)	Includes costs related to the Beverly Center redevelopment.

(7)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments, significant redevelopments, and expansion space, was $47.26 in 2018 and $27.26 in 2017. In the past five years, average tenant allowances per square foot have ranged from a low of $10.74 in 2014 and a high of $47.26 in 2018. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed.

Our share of capitalized leasing and tenant coordination costs excluding new developments was $19.6 million in 2018 and $10.1 million in 2017, or $18.82 and $11.23, in 2018 and 2017, respectively, per square foot leased. Included within 2018 capitalized leasing and tenant coordination costs are the cumulative costs incurred during the redevelopment at Beverly Center, which was placed into service in 2018.

Planned Capital Spending

The following table summarizes planned capital spending for 2019:

	2019 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2) (3)			$81.7	$81.7
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$50.2	$50.2	32.8	16.4
Projects with no incremental GLA and other (5)	110.4	107.1	28.4	14.1
Mall tenant allowances	36.7	30.8	21.7	11.4
Asset replacement costs recoverable from tenants	21.3	20.7	16.0	9.3
Corporate office improvements, technology, equipment, and other	2.6	2.6
Total	$221.1	$211.4	$180.7	$133.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)
Includes costs related to Starfield Anseong assuming funding at 49% of the project costs. Asia spending for Starfield Anseong is included at our beneficial interest in both the Unconsolidated Joint Ventures at 100% and Unconsolidated Joint Ventures at beneficial interest columns.

(3)	Asia balances exclude net fluctuations of total project costs due to changes in exchange rates during the period.

(4)	Includes costs related to The Mall at Green Hills redevelopment.

(5)	Includes costs related to the Beverly Center redevelopment related to certain costs to be incurred subsequent to the project's completion, including construction on certain tenant spaces.

(6)	Amounts in this table may not add due to rounding.

We continue to expect spending related to mall tenant allowances to be higher than our historical averages. As our tenant mix continues to evolve to include tenants such as digitally native concepts, luxury, entertainment, restaurants, and fast fashion, increased tenant allowances are being provided to attract the best tenants to our centers. We believe bringing in great retailers will drive traffic and productivity to our centers, enhancing the long-term strategic position of each center.

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

Dividends

We pay regular quarterly dividends to our common and preferred shareholders and expect to continue to pay dividends for the foreseeable future. However, dividends to our common shareholders are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

The annual determination of our common dividends is based on anticipated FFO available after preferred dividends and our REIT taxable income, as well as assessments of annual capital spending, financing considerations, and other appropriate factors.

Any inability of TRG or its Joint Ventures to secure financing as required to fund maturing debts, capital expenditures and changes in working capital, including development activities and expansions, may require the utilization of cash to satisfy such obligations, thereby possibly reducing distributions to partners of TRG and funds available to us for the payment of dividends.

On December 6, 2018, we declared a quarterly dividend of $0.655 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were payable on December 31, 2018 to shareholders of record on December 17, 2018.
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

No impairment charges were recognized in 2018, 2017 or 2016. As of December 31, 2018, the consolidated net book value of our properties was $3.3 billion, representing approximately 76% of our consolidated assets. We also have varying ownership percentages in the properties of Unconsolidated Joint Ventures with a total combined net book value of $2.9 billion. These amounts include certain development costs that are described in the policy that follows.

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

As of December 31, 2018, our beneficial interest in construction work in process was $250.3 million, primarily representing our share of capitalized project costs for our ongoing redevelopments at certain operating centers and our new development in Asia, Starfield Anseong (see "Liquidity and Capital Resources - Capital Spending").

Pre-development charges in 2018, 2017, and 2016 were $3.8 million, $5.6 million, and $5.0 million, respectively. Of these amounts, $0.7 million, $0.9 million, and $1.1 million related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $3.0 million in connection with construction and development projects in 2018, $5.0 million in 2017, and $10.9 million in 2016.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2018, we adjusted FFO to exclude a restructuring charge, costs associated with shareholder activism, the fluctuation in the fair value of equity securities, and a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. In 2017, we adjusted FFO to exclude a restructuring charge, costs associated with shareholder activism, a charge recognized in connection with the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit in February 2017, and a gain recognized at the time of conversion of the remaining portion of our investment in SPG LP Units to common shares of SPG. In 2016, we adjusted FFO to exclude a lump sum payment we received in connection with the termination of our third party leasing agreement at Crystals, costs associated with shareholder activism, and a gain, net of tax, recognized at the time of conversion of a portion of our investment in SPG LP Units to common shares of SPG.

Our presentations of NOI, EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to Taubman Centers, Inc. Common Shareholders to Funds from Operations and Adjusted Funds from Operations and Net Income to Net Operating Income are presented in the following section.

Reconciliation of Non-GAAP Measures

The following includes reconciliations of our non-GAAP financial measures: Net Income Attributable to Taubman Centers, Inc. Common Shareholders to Funds from Operations and Adjusted Funds from Operations and Net Income to Net Operating Income.

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	2018			2017			2016
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareholders - basic	$58.0	60,994,444	$0.95	$55.3	60,675,129	$0.91	$107.4	60,363,416	$1.78
Add impact of share-based compensation	0.1	283,271		0.1	365,366		0.3	466,139
Net income attributable to TCO common shareholders - diluted	$58.0	61,277,715	$0.95	$55.4	61,040,495	$0.91	$107.6	60,829,555	$1.77
Add depreciation of TCO’s additional basis	6.5		0.11	6.5		0.11	6.5		0.11
Add (less) TCO's additional income tax (benefit) expense	(0.1)		(0.00)	(0.3)		(0.01)	0.4		0.01
Net income attributable to TCO common shareholders, excluding step-up depreciation and additional income tax (benefit) expense	$64.4	61,277,715	$1.05	$61.5	61,040,495	$1.02	$114.5	60,829,555	$1.88
Add:
Noncontrolling share of income of TRG and other	26.3	24,932,870		25.3	24,965,157		47.4	25,055,654
Distributions to participating securities of TRG	2.4	871,262		2.3	871,262		2.1	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$93.1	87,081,847	$1.07	$89.1	86,876,914	$1.03	$164.1	86,756,471	$1.89
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	179.3		2.06	167.8		1.93	138.1		1.59
Depreciation of TCO’s additional basis	(6.5)		(0.07)	(6.5)		(0.07)	(6.5)		(0.07)
Noncontrolling partners in consolidated joint ventures	(7.6)		(0.09)	(7.5)		(0.09)	(5.8)		(0.07)
Share of Unconsolidated Joint Ventures	68.9		0.79	66.9		0.77	53.0		0.61
Non-real estate depreciation	(4.6)		(0.05)	(3.6)		(0.04)	(2.5)		(0.03)
Less beneficial share of gain on disposition, net of tax				(2.1)		(0.02)
Less impact of share-based compensation	(0.1)		(0.00)	(0.1)		(0.00)	(0.3)		(0.00)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$322.5	87,081,847	$3.70	$304.1	86,876,914	$3.50	$340.2	86,756,471	$3.92
TCO's average ownership percentage of TRG - basic	71.0%			70.8%			70.7%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax benefit (expense)	$228.9		$3.70	$215.5		$3.50	$240.4		$3.92
Add (less) TCO's additional income tax benefit (expense)	0.1		0.00	0.3		0.00	(0.4)		(0.01)
Funds from Operations attributable to TCO's common shareholders	$229.0		$3.71	$215.8		$3.51	$240.0		$3.91

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$322.5	87,081,847	$3.70	$304.1	86,876,914	$3.50	$340.2	86,756,471	$3.91

Restructuring charge	0.6		0.01	13.8		0.16
Costs associated with shareholder activism	12.5		0.14	14.5		0.17	3.0		0.03
Fluctuation in fair value of equity securities	(2.8)		(0.03)
Gains on SPG common share conversions				(11.6)		(0.13)	(11.1)		(0.13)
Partial write-off of deferred financing costs	0.4		0.00	0.4		0.00
Crystals lump sum payment for termination of leasing agreement							(21.7)		(0.25)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$333.2	87,081,847	$3.83	$321.3	86,876,914	$3.70	$310.4	86,756,471	$3.58
TCO's average ownership percentage of TRG - basic	71.0%			70.8%			70.7%
Adjusted Funds from Operations attributable to TCO's common shareholders, excluding additional income tax benefit (expense)	$236.5		$3.83	$227.6		$3.70	$219.4		$3.58
Add (less) TCO's additional income tax benefit (expense)							—		0.00
Adjusted Funds from Operations attributable to TCO's common shareholders	$236.5		$3.83	$227.6		$3.70	$219.4		$3.58

(1)	Depreciation includes $18.4 million, $14.2 million, and $14.2 million of mall tenant allowance amortization for the 2018, 2017, and 2016, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	2018		2017		2016
	(in millions)
Net income	$115.7		$112.8		$188.2

Add (less) depreciation and amortization:
Consolidated businesses at 100%	179.3		167.8		138.1
Noncontrolling partners in consolidated joint ventures	(7.6)		(7.5)		(5.8)
Share of Unconsolidated Joint Ventures	68.9		66.9		53.0

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	133.2		108.6		86.3
Noncontrolling partners in consolidated joint ventures	(12.0)		(11.9)		(10.3)
Share of Unconsolidated Joint Ventures	68.2		67.3		54.7
Share of income tax expense (benefit):
Consolidated businesses at 100%	(0.2)		0.1		1.7
Noncontrolling partners in consolidated joint ventures	(0.2)		(0.1)		—
Share of Unconsolidated Joint Ventures	3.2		2.8		0.6
Share of income tax on disposition			0.7
Income tax expense - SPG common share conversion					0.5

Less noncontrolling share of income of consolidated joint ventures	(6.3)		(6.8)		(8.1)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	26.1		26.3		24.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	194.4		184.5		140.2

EBITDA at 100%	$762.7		$711.6		$663.3

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	37.2		39.0		48.1
Management, leasing, and development services, net	(1.8)		(2.2)		(24.0)	(1)
Restructuring charge	0.6		13.8
Costs associated with shareholder activism	12.5		14.5		3.0
Straight-line of rents	(12.4)		(10.7)		(7.6)
Fluctuation in fair value of equity securities	(2.8)
Gains on SPG common stock conversions			(11.6)		(11.1)
Insurance recoveries - The Mall of San Juan	(1.2)		(1.1)
Gain on disposition			(4.4)
Gains on sales of peripheral land	(1.0)		(2.6)		(1.8)
Dividend income	(4.1)		(4.2)		(3.8)
Interest income	(7.8)		(7.3)		(6.5)
Other nonoperating expense (income)	0.3		—		(0.4)
Unallocated operating expenses and other	33.5		39.3		44.6
Net Operating Income at 100% - total portfolio	$815.6		$773.9		$703.7
Less - Net Operating Income of non-comparable centers	(57.8)	(2)	(47.9)	(2)	(90.2)	(3)
Net Operating Income at 100% - comparable centers	$757.8		$726.1		$613.5
Lease cancellation income	(17.1)		(12.8)		(6.2)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (4)	$740.7		$713.2		$607.3

(1)	Amount includes the lump sum payment of $21.7 million received in May 2016 for the termination of our third party leasing agreement for Crystals due to a change in ownership of the center.

(2)	Includes Beverly Center, CityOn.Zhengzhou, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting accompanies our financial statements included in Item 15 of this annual report.

Report of the Independent Registered Public Accounting Firm

The report issued by our independent registered public accounting firm, KPMG LLP, accompanies our financial statements included in Item 15 of this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our fourth quarter 2018 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2019 Proxy Statement under the captions "Proposal 1 – Election of Directors," "Board Matters – Committees of the Board," "Board Matters – Corporate Governance," "Executive Officers," and "Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2019 Proxy Statement under the captions "Board Matters – Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Named Executive Officer Compensation Tables."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our current and prior equity compensation plans as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2018 Omnibus Long-Term Incentive Plan: (1)				2,305,741	(1)
Profits Units (2)	367,312
Performance Share Units (3)	85,182		(4)
Restricted Share Units	184,673		(4)
	637,167			2,305,741
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (5)	91,036		(6)		(7)
	728,203	$—		2,305,741

(1)
Under The Taubman Company 2018 Omnibus Long-Term Incentive Plan (as amended), directors, officers, employees, and other service providers of TCO may receive restricted shares, restricted units of limited partnership in TRG (TRG Units), options to purchase common shares or TRG Units, share appreciation rights, performance share units, unrestricted shares or TRG Units, and other awards to acquire up to an aggregate of 8,900,000 shares of common stock or TRG Units. No further awards will be made under the 2008 Omnibus Plan or the 1992 Incentive Option Plan.

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

(5)
The Deferred Compensation Plan, which was approved by the Board of Directors in May 2005, gives each non-employee director of TCO the right to defer the receipt of all or a portion of his or her annual director retainer fee until the termination of such director's service on the Board of Directors and for such deferred amount to be denominated in restricted stock units. The number of restricted stock units received equals the amount of the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when we pay cash dividends on the common stock, the directors' notional deferral accounts are credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of the common stock on the business day immediately before the record date of the applicable dividend payment. Each Director's notional account is 100% vested at all times.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the information appearing in the 2019 Proxy Statement under the caption "Related Person Transactions" and "Proposal 1 – Election of Directors – Director Independence."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2019 Proxy Statement under the caption "Audit Committee Matters."

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2018 and 2017	F-5
	Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	F-6
	Consolidated Statement of Changes in Equity (Deficit) for the years ended December 31, 2018, 2017, and 2016	F-7
	Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017, and 2016	F-9
	Notes to Consolidated Financial Statements	F-10

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017, and 2016	F-53
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018	F-54

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
3.2	Amended and Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	November 9, 2017
4.1	Mortgage, Security Agreement and Fixture Filing, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.1	September 17, 2015
4.2	Promissory Note A-1, dated September 15, 2015, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	September 17, 2015
4.3	Promissory Note A-2, dated September 15, 2015, by Short Hills Associates L.L.C. to New York Life Insurance Company.	8-K		4.3	September 17, 2015
4.4	Promissory Note A-3, dated September 15, 2015, by Short Hills Associates L.L.C. to Pacific Life Insurance Company.	8-K		4.4	September 17, 2015
4.5	Assignment of Leases, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.5	September 17, 2015
4.6	Guaranty Agreement, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8.K		4.6	September 17, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.7	Revolving Credit Agreement, dated as of February 28, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative, and the various lenders and agents on the signature pages thereto.	8-K		4.1	March 1, 2013
4.7.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JP Morgan Chase Bank N.A., as an Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	November 13, 2013
4.7.2	Amendment No. 2 to the Revolving Credit Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 25, 2014
4.7.3	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	February 7, 2017
4.8	Guaranty, dated as of February 28, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, and Willow Bend Shopping Center Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Revolving Credit Agreement.	8-K		4.2	March 1, 2013
4.8.1	Guaranty, dated as of February 1, 2017, by and among Dolphin Mall Associates LLC, The Gardens on El Paseo LLC, Twelve Oaks Mall, LLC, and La Cienega Partners Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.	8-K		4.2	February 7, 2017
4.9	Term Loan Agreement, dated as of November 12, 2013, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.1	November 13, 2013
4.9.1	Amendment No. 1 to the Term Loan Agreement, dated as of November 20, 2014, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.2	November 25, 2014
4.9.2	Amendment No. 2 to Term Loan Agreement dated as of February 1, 2017, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders and agents on the signatures pages thereto.	8-K		4.3	February 7, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.10	Guaranty, dated as of November 12, 2013, by and among Dolphin Mall Associates LLC, Fairlane Town Center LLC, Twelve Oaks Mall, LLC, Willow Bend Shopping Center Limited Partnership, and La Cienega Partners Limited Partnership, in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	8-K		4.2	November 13, 2013
4.10.1	Release of Guaranty, dated February 28, 2018, by and among The Taubman Realty Group Limited Partnership, Twelve Oaks Mall, LLC, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Term Loan Agreement.	10-Q		4.1	April 27, 2018
4.10.2	Release of Guaranty, dated February 28, 2018, by and among The Taubman Realty Group Limited Partnership, Twelve Oaks Mall, LLC, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the Lenders under the Amended and Restated Revolving Credit and Term Loan Agreement.	10-Q		4.2	April 27, 2018
4.10.3	Guaranty, dated as of February 1, 2017, by The Gardens on El Paseo LLC, in favor of JPMorgan Chase Bank N.A., as Administrative Agent for the lenders under the Term Loan Agreement.	8-K		4.4	February 7, 2017
4.11	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.12	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.13	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
4.14	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to the Public Trustee of the City and County of Denver, Colorado for the benefit of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.1	May 10, 2016
4.15	Promissory Note A-1, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	May 10, 2016
4.16	Promissory Note A-2, dated May 6, 2016 by Taubman Cherry Creek Shopping Center, L.L.C. to the Prudential Insurance Company of America.	8-K		4.3	May 10, 2016
4.17	Assignment of Leases, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.4	May 10, 2016
4.18	Guaranty Agreement, dated May 6, 2016, by the Taubman Realty Group Limited Partnership in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.5	May 10, 2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.1	Master Services Agreement between The Taubman Realty Group Limited Partnership and The Taubman Company Limited Partnership, dated November 30, 1992.					X
10.1.1	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)
10.1.2	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
10.2	Corporate Services Agreement Between Taubman Centers, Inc. and The Taubman Company Limited Partnership, dated November 30, 1992.					X
10.2.1	First Amendment to Corporate Services Agreement Between The Taubman Centers, Inc. and The Taubman Company Limited Partnership, dated September 30, 1998.					X
10.2.2	Second Amendment to Corporate Services Agreement, dated December 23, 2008.					X
10.3	Amended and Restated Operating Agreement of The Taubman Company LLC, dated December 30, 2011.					X
10.3.1	First Amendment to Amended and Restated Operating Agreement of The Taubman Company LLC, dated December 21, 2018.					X
10.4
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners.
		10-Q	June 30, 2000	10(a)
*10.5	Supplemental Retirement Savings Plan.	10-K	December 31, 1994	10(i)
*10.5.1	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(aq)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.6.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
10.8.1	First Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	8-K		10.2	June 7, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.8.2	Second Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 18, 2018.	10-K				X
*10.9	Subsequent Deferral Election under The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, dated September 27, 2016.	10-K	December 31, 2016	10.8
*10.9.1	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.1	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.11	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.1	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2017.	10-K	December 31, 2016	10.11.1
*10.13	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10.4	May 18, 2005
*10.13.1	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Deferral Election Form.	8-K		10.5	May 18, 2005
*10.13.2	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.3	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14	Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 30, 2014 by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	May 5, 2014
*10.14.1	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Taubman Properties Asia LLC dated April 26, 2016, by, between, and among Taubman Asia Management II LLC, René Tremblay, and Taubman Properties Asia LLC.	8-K		10.1	April 29, 2016
*10.15	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.15.1	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.15.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.15.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.15.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.15.5	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	10-K	December 31, 2014	10.15.5
*10.15.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-K	December 31, 2014	10.15.6
*10.15.7	2017 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-Q	March 31, 2017	10.4
*10.15.8	Amendment to the Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	8-K		10.1	June 7, 2016
*10.15.9	Form Certificate of Designation of Profits Units	8-K		10.3	June 7, 2016
*10.15.10	Form of TRG Unit Award Agreement	8-K		10.4	June 7, 2016
*10.16	Limited Liability Company Agreement of Taubman Properties Asia III LLC dated September 22, 2016 by, between, and among Taubman Asia Management II LLC, Peter John Sharp, and Taubman Properties Asia III LLC.	10-Q	March 31, 2017	10.2
*10.17	Employment Agreement between Taubman Asia Management Limited and Peter John Sharp, effective January 1, 2017.	10-Q	March 31, 2017	10.3
*10.18	Employment Agreement between The Taubman Company LLC and Paul Wright, effective April 1, 2017.	10-Q	June 30, 2017	10.1
*10.19	Taubman Severance Plan for Senior Level Management	8-K		10.1	December 13, 2017
*10.20	Home Sale Loss Protection Agreement between The Taubman Company LLC and Paul Wright, effective April 3, 2018.	10-Q	June 30, 2018	10.1
*10.21	The Taubman Company 2018 Omnibus Long-Term Incentive Plan	DEFC 14A		App. B	April 30, 2018
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
99	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
**
Certain exhibits and schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

***	Documents are furnished, not filed.
Note: We have not filed certain instruments with respect to long-term debt that did not exceed 10% of our total assets on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.

TAUBMAN CENTERS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and consolidated financial statement schedules are included in Item 8 of this Annual Report on Form 10-K:

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of the financial statements and financial information reported herein. This responsibility includes the establishment and maintenance of adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance that assets are safeguarded, transactions are properly authorized and recorded, and that the financial records and accounting policies applied provide a reliable basis for the preparation of financial statements and financial information that are free of material misstatement.

We are required to assess the effectiveness of our internal control over financial reporting as of December 31, 2018. We base this assessment of the effectiveness of our internal control on recognized control criteria, the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have completed our assessment as of December 31, 2018.

Based on our assessment, we believe that we maintained effective internal control over financial reporting as of December 31, 2018. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report has issued their report on our system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Taubman Centers, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Taubman Centers, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules listed in the index in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Chicago, Illinois
February 28, 2019

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Taubman Centers, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Taubman Centers, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Chicago, Illinois
February 28, 2019

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2018	2017
Assets:
Properties (Notes 4 and 8)	$4,717,569	$4,461,045
Accumulated depreciation and amortization	(1,404,692)	(1,276,916)
	$3,312,877	$3,184,129
Investment in Unconsolidated Joint Ventures (Note 5)	673,616	605,629
Cash and cash equivalents	48,372	42,499
Restricted cash (Notes 1 and 18)	94,557	121,905
Accounts and notes receivable, less allowance for doubtful accounts of $10,360 and $10,237 in 2018 and 2017 (Note 6)	77,730	78,566
Accounts receivable from related parties (Note 12)	1,818	1,365
Deferred charges and other assets (Note 7)	135,136	180,499
Total Assets	$4,344,106	$4,214,592

Liabilities:
Notes payable, net (Note 8)	$3,830,195	$3,555,228
Accounts payable and accrued liabilities	336,208	307,041
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Note 5)	477,800	494,851
	$4,644,203	$4,357,120
Commitments and contingencies (Notes 8, 9, 10, 11, 13, and 15)

Redeemable noncontrolling interests (Note 9)	$7,800	$7,500

Equity (Deficit):
Taubman Centers, Inc. Shareholders’ Equity (Note 14):
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 24,862,994 and 24,938,114 shares issued and outstanding at December 31, 2018 and 2017	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both December 31, 2018 and 2017
Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both December 31, 2018 and 2017
Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,069,108 and 60,832,918 shares issued and outstanding at December 31, 2018 and 2017	611	608
Additional paid-in capital	676,097	675,333
Accumulated other comprehensive income (loss) (Notes 1, 10, and 19)	(25,376)	(6,919)
Dividends in excess of net income (Notes 1 and 10)	(744,230)	(646,807)
	$(92,873)	$22,240
Noncontrolling interests (Note 9)	(215,024)	(172,268)
	$(307,897)	$(150,028)
Total Liabilities and Equity	$4,344,106	$4,214,592

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31
	2018	2017	2016
Revenues:
Minimum rents	$353,226	$345,557	$333,325
Overage rents	16,670	16,923	20,020
Expense recoveries	205,514	211,625	202,467
Management, leasing, and development services (Note 2)	3,271	4,383	28,059
Other	62,189	50,677	28,686
	$640,870	$629,165	$612,557
Expenses:
Maintenance, taxes, utilities, and promotion	$157,957	$167,091	$156,506
Other operating	87,308	94,513	78,794
Management, leasing, and development services	1,470	2,157	4,042
General and administrative (Note 13)	37,174	39,018	48,056
Restructuring charge (Note 1)	596	13,848
Costs associated with shareholder activism (Note 1)	12,500	14,500	3,000
Interest expense	133,197	108,572	86,285
Depreciation and amortization	179,275	167,806	138,139
	$609,477	$607,505	$514,822
Nonoperating income, net (Notes 7, 10, and 15)	14,714	23,828	22,927
Income before income tax expense, and equity in income of Unconsolidated Joint Ventures	$46,107	$45,488	$120,662
Income tax benefit (expense) (Note 3)	231	(105)	(2,212)
Equity in income of Unconsolidated Joint Ventures (Note 5)	69,404	67,374	69,701
Net income	$115,742	$112,757	$188,151
Net income attributable to noncontrolling interests (Note 9)	(32,256)	(32,052)	(55,538)
Net income attributable to Taubman Centers, Inc.	$83,486	$80,705	$132,613
Distributions to participating securities of TRG (Note 13)	(2,396)	(2,300)	(2,117)
Preferred stock dividends (Note 14)	(23,138)	(23,138)	(23,138)
Net income attributable to Taubman Centers, Inc. common shareholders	$57,952	$55,267	$107,358

Net income	$115,742	$112,757	$188,151
Other comprehensive income (Note 19):
Unrealized gain (loss) on interest rate instruments and other	(38)	57	(4,308)
Cumulative translation adjustment	(23,240)	33,303	(17,339)
Reclassification adjustment for amounts recognized in net income	(1,809)	7,564	9,339
	$(25,087)	$40,924	$(12,308)
Comprehensive income	$90,655	$153,681	$175,843
Comprehensive income attributable to noncontrolling interests	(24,994)	(43,956)	(51,927)
Comprehensive income attributable to Taubman Centers, Inc.	$65,661	$109,725	$123,916

Basic earnings per common share (Note 16)	$0.95	$0.91	$1.78

Diluted earnings per common share (Note 16)	$0.95	$0.91	$1.77

Weighted average number of common shares outstanding – basic	60,994,444	60,675,129	60,363,416

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2016	39,544,939	$25	60,233,561	$602	$652,146	$(27,220)	$(512,746)	$8,004	$120,811
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(15,880)		15,880						—
Share-based compensation under employee and director benefit plans (Note 13)			181,172	2	17,028				17,030
Former Taubman Asia President redeemable equity adjustment (Note 9)					(13,854)				(13,854)
Adjustments of noncontrolling interests (Note 9)					1,959	1		(2,616)	(656)
Dividends and distributions (excludes $7,150 of distributions attributable to redeemable noncontrolling interest) (Note 9)							(168,988)	(200,754)	(369,742)
Other					2		(793)		(791)
Net income (excludes $656 of net loss attributable to redeemable noncontrolling interest) (Note 9)							132,613	56,194	188,807
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(3,044)		(1,264)	(4,308)
Cumulative translation adjustment						(12,251)		(5,088)	(17,339)
Reclassification adjustment for amounts recognized in net income						6,598		2,741	9,339
Balance, December 31, 2016	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(90,945)		90,950	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 13)			311,355	3	18,046				18,049
Former Taubman Asia President redeemable equity adjustment (Note 9)					1,204				1,204
Adjustments of noncontrolling interests (Note 9)					(1,197)	(23)		296	(924)
Dividends and distributions							(177,266)	(74,661)	(251,927)
Other							(332)		(332)
Net income (excludes $924 of net loss attributable to redeemable noncontrolling interest) (Note 9)							80,705	32,976	113,681
Other comprehensive income (Note 19):
Unrealized gain on interest rate instruments and other						41		16	57
Cumulative translation adjustment						23,615		9,688	33,303
Reclassification adjustment for amounts recognized in net income						5,364		2,200	7,564
Balance, December 31, 2017	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(75,120)		77,584	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 13)			158,606	2	6,066				6,068
Former Taubman Asia President redeemable equity adjustment (Note 9)					(300)				(300)
Adjustments of noncontrolling interests (Note 9)					(601)	47		274	(280)
Dividends and distributions							(185,392)	(68,028)	(253,420)
Other					(4,400)	(679)	4,483	(276)	(872)
Net income (excludes $280 of net loss attributable to redeemable noncontrolling interest) (Note 9)							83,486	32,536	116,022
Other comprehensive income (Note 19):
Unrealized loss on interest rate instruments and other						(26)		(12)	(38)
Cumulative translation adjustment						(16,513)		(6,727)	(23,240)
Reclassification adjustment for amounts recognized in net income						(1,286)		(523)	(1,809)
Balance, December 31, 2018	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$115,742	$112,757	$188,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,275	167,806	138,139
Provision for bad debts	3,728	11,025	4,047
Gains on sales of peripheral land	(1,034)	(945)	(1,827)
Gains on SPG common share conversions (Note 7)		(11,613)	(11,069)
Fluctuation in fair value of equity securities (Notes 1 and 7)	(2,801)
Income (loss) from Unconsolidated Joint Ventures in excess of distributions	(1,429)	845	2,689
Other	14,730	17,285	18,925
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(17,141)	(26,420)	(34,989)
Accounts payable and other liabilities	2,762	7,634	1,490
Net Cash Provided By Operating Activities	$293,832	$278,374	$305,556

Cash Flows From Investing Activities:
Additions to properties	$(289,854)	$(353,322)	$(504,864)
Proceeds from sales of peripheral land	1,260	1,300	11,258
Proceeds from sale of equity securities (Note 7)	54,703
Insurance proceeds for capital items at The Mall of San Juan (Note 15)	5,768
Contributions to Unconsolidated Joint Ventures	(95,329)	(32,990)	(79,976)
Contribution for acquisition of Country Club Plaza (Note 2)			(314,245)
Distributions from Unconsolidated Joint Ventures in excess of income (Note 2)	(2,173)	70,002	232,224
Other	89	86	81
Net Cash Used In Investing Activities	$(325,536)	$(314,924)	$(655,522)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$255,020	$269,955	$234,700
Debt proceeds	800,000	336,749	758,991
Debt payments	(778,549)	(308,673)	(367,527)
Debt issuance costs	(5,112)	(6,665)	(1,620)
Issuance of common stock and/or TRG Units in connection with incentive plans	(2,396)	6,289	1,806
Distributions to noncontrolling interests (Note 9)	(68,028)	(74,661)	(207,904)
Distributions to participating securities of TRG	(2,396)	(2,300)	(2,117)
Contributions from noncontrolling interests (Note 9)			2,000
Cash dividends to preferred shareholders	(23,138)	(23,138)	(23,138)
Cash dividends to common shareholders	(159,858)	(151,828)	(143,733)
Net Cash Provided By Financing Activities	$15,543	$45,728	$251,458

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 18)	(5,314)	2,261	1,391

Net Increase (Decrease) In Cash and Cash Equivalents, and Restricted Cash	(21,475)	11,439	(97,117)

Cash and Cash Equivalents, and Restricted Cash at Beginning of Year (Note 18)	164,404	152,965	250,082

Cash and Cash Equivalents, and Restricted Cash at End of Year (Note 18)	$142,929	$164,404	$152,965

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 71% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refers to TCO, TRG, and/or TRG's subsidiaries as the context may require. We engage in the ownership, management, leasing, acquisition, disposition, development, and expansion of retail shopping centers and interests therein. Our owned portfolio as of December 31, 2018 included 23 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties.

The Consolidated Businesses consist of shopping centers and entities that are controlled, by ownership or contractual agreements, by TRG, the Manager, or Taubman Properties Asia, LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us by over which we have significant influence (Unconsolidated Joint Ventures) are accounted for under the equity method.

In May 2018, we closed on a redevelopment agreement for Taubman Prestige Outlets Chesterfield. As of May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG), and TSG leases the land from us through a long-term, participating ground lease. Both we and TSG have the ability to terminate the ground lease in the event that a redevelopment has not begun within five years, with the buildings and improvements reverting to us upon such a termination. We will defer recognition of a sale of the building and improvements and maintain the property on the Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing a redevelopment. The shopping center has been excluded from our owned shopping center portfolio disclosure above.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.

Consolidation

The consolidated financial statements of TCO include all accounts of TCO, TRG, and its consolidated subsidiaries, including the Manager and Taubman Asia. All intercompany transactions have been eliminated. The entities included in these consolidated financial statements are separate legal entities and maintain records and books of account separate from any other entity. However, inclusion of these separate entities in the consolidated financial statements does not mean that the assets and credit of each of these legal entities are available to satisfy the debts or other obligations of any other such legal entity included in the consolidated financial statements.

In determining the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity (VIE), and, if so, determine whether we are the primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity's operations, the entity's financing and capital structure, and contractual relationship and terms, including consideration of governance and decision making rights. We consolidate a VIE when we have determined that we are the primary beneficiary. All of our consolidated joint ventures, including TRG, meet the definition and criteria as VIEs, as either we or an affiliate of ours is the primary beneficiary of each VIE.

TCO's sole significant asset is its investment in TRG and, consequently, substantially all of TCO's consolidated assets and liabilities are assets and liabilities of TRG. All of TCO's debt (Note 8) is an obligation of TRG or TRG's consolidated subsidiaries. Note 8 also provides disclosure of guarantees provided by TRG to certain consolidated joint ventures. Note 9 provides additional disclosures of the carrying balance of the noncontrolling interests in our consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in entities not controlled but over which we may exercise significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. We have evaluated our investments in the Unconsolidated Joint Ventures under guidance for determining whether an entity is a VIE and have concluded that the ventures are not VIEs. Accordingly, we account for our interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). Our partners or other owners in these Unconsolidated Joint Ventures have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and we have concluded that the equity method of accounting is appropriate for these interests. Specifically, our 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have participating rights over annual operating budgets, capital spending, refinancing, or sale of the property. We provide our beneficial interest in certain financial information of our Unconsolidated Joint Ventures (Notes 5 and 8). This beneficial information is derived as our ownership interest in the investee multiplied by the specific financial statement item being presented. Investors are cautioned that deriving our beneficial interest in this manner may not accurately depict the legal and economic implications of holding a noncontrolling interest in the investee.

TRG

At December 31, 2018 and 2017, TRG's equity included two classes of preferred equity (Series J and K Preferred Equity) (Note 14) and the net equity of the TRG unitholders. Net income and distributions of TRG are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in TRG in accordance with their percentage ownership. The Series J and K Preferred Equity are owned by TCO and are eliminated in consolidation.

The partnership equity of TRG and TCO's ownership therein are shown below:

Year	TRG Units outstanding at December 31	TRG Units owned by TCO at December 31(1)	TRG Units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest % in TRG
2018	85,946,862	61,069,108	24,877,754	71%	71%
2017	85,788,252	60,832,918	24,955,334	71	71
2016	85,476,892	60,430,613	25,046,279	71	71

(1)	There is a one-for-one relationship between TRG Units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of TCO at December 31, 2018 consisted of 24,862,994 shares of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Shares) (Note 14) and 61,069,108 shares of common stock.

The remaining approximate 29% of TRG units are owned by TRG’s partners other than TCO (Other Partners), including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (Taubman Family).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

General

Shopping center space is generally leased to tenants under short and intermediate term leases that are accounted for as operating leases. Minimum rents are recognized on the straight-line method. Overage rent is accrued when lessees' specified sales targets have been met. For traditional net leases, where tenants reimburse the landlord for an allocation of reimbursable costs incurred, we recognize revenue in the period the applicable costs are chargeable to tenants. For tenants paying a fixed common area maintenance charge (which typically includes fixed increases over the lease term), we recognize revenue on a straight-line basis over the lease terms.

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. We adopted ASC Topic 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC Topic 606 did not have a material impact on our consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

We applied ASC Topic 606 using certain practical expedients. As a result of this election, we will not disclose the aggregate amount of the transaction price for unsatisfied, or partially unsatisfied, performance obligations for all contracts with an original expected length of one year or less and management contracts for which we recognize revenue based on our right to invoice for management, leasing, and development services performed. Refer to "Nature of Services and Performance Obligations" for further discussion of these services.

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of individual types of revenues may be affected differently by economic factors. Under ASC Topic 606, we are required to disclose a disaggregation of our revenues derived from contracts from customers that considers economic differences between revenue types. The following table summarizes our disaggregation of consolidated revenues for this purpose.

	Year Ended December 31
	2018	2017	2016
Expense recoveries	$205,514	$211,625	$202,467
Shopping center and other operational revenues (1)	48,434	40,902	24,914
Management, leasing, and development services	3,271	4,383	28,059
Total revenue from contracts with customers	$257,219	$256,910	$255,440

(1)	Represents consolidated Other revenue reported on the Consolidated Statement of Operations and Comprehensive Income excluding lease cancellation income.

Nature of Services and Performance Obligations

Expense recoveries revenue represents reimbursements from mall tenants for (1) services performed by us to the benefit of all mall tenants and the property as a whole for common area maintenance, (2) insurance, property taxes, and utilities, and (3) promotion and other miscellaneous charges. As these expense recoveries are provided for under tenant lease agreements, these revenues will not be evaluated under ASC Topic 606 until our adoption of ASU No. 2016-02, Leases, which will be adopted on January 1, 2019.

Shopping center and other operational revenues represent a collection of non-core revenue streams that are generated through the course of owning and operating a shopping center, including sponsorship, parking, and storage income, as well as revenues from food and beverage operations. The contracts for these revenue streams are predominately short-term in nature and individually do not contain more than one performance obligation. We satisfy our performance obligations related to shopping center and other operational revenues either over time or at a point in time, depending on the specific nature of the revenue generating activity. For performance obligations that are satisfied at a point in time, including food and beverage and parking income, the control of the good or service is immediately transferred to the customer upon completion of the performance obligation. Payment terms related to shopping center and other operational revenues vary depending on the nature of the agreement, however, payment is generally due directly upon the satisfaction of the related performance obligation.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management, leasing, and development services revenue represents income from various services performed by us for our third party customers, as provided for under management agreements. These services typically generate fees that are based on operating results of the shopping centers, the execution and opening of mall tenants, and/or the successful completion of other agreed-upon services. As each management agreement provides for a variety of services, significant judgment is required to identify multiple performance obligations. The standalone selling price of each performance obligation is determined based on the terms of the management agreement and the specific services being rendered. Each performance obligation is considered to be satisfied over time as services are rendered. The related revenue is recognized upon billing, as the amounts invoiced generally correspond directly with the value the customer is receiving from the services. Customers are invoiced on a quarterly basis and payment is generally due within 30 days of each calendar quarter.

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when we have a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of December 31, 2018, we had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to our performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2018 were inconsequential.

Allowance for Doubtful Accounts and Notes

We record a provision for losses on accounts receivable to reduce them to the amount estimated to be collectible. We record a provision for losses on notes receivable to reduce them to the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the collateral if the loans are collateral dependent.

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

The viability of all projects under construction or development, including those owned by Unconsolidated Joint Ventures, are regularly evaluated on an individual basis under the accounting for abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an Unconsolidated Joint Venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income. No impairment was recognized for the years ended December 31, 2018, 2017, or 2016.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In leasing a shopping center space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (1) who holds legal title to the improvements, (2) evidentiary requirements concerning the spending of the tenant allowance, and (3) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Substantially all of our tenant allowances have been determined to be leasehold improvements.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. We deposit cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Substantially all cash and cash equivalents at December 31, 2018 were not insured or guaranteed by the FDIC or any other government agency and were invested across four separate financial institutions as of December 31, 2018. Included in restricted cash is $94.1 million at December 31, 2018 on deposit in excess of the FDIC insured limit.

Acquisitions

We recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. The cost of acquiring a controlling ownership interest or an additional ownership interest (if not already consolidated) is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of a property is determined on an "as-if-vacant" basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents, and carrying costs. The identifiable intangible assets would include the estimated value of "in-place" leases, above and below market "in-place" leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization or as an adjustment to rental revenue, as appropriate, over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease). Costs related to the acquisition of a controlling interest, including due diligence costs, professional fees, and other costs to effect an acquisition, are capitalized.

Deferred Charges and Other Assets

Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. Cash expenditures for leasing costs are recognized in the Consolidated Statement of Cash Flows as operating activities. Debt issuance costs incurred in connection with our revolving lines of credit are deferred and amortized on a straight line basis, which approximates the effective interest method. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

Share-Based Compensation Plans

The cost of share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized over the requisite employee service period which is generally the vesting period of the grant. We recognize compensation costs for awards with graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. We recognize compensation costs for awards with net operating income performance conditions based on the grant date fair value of the award that coincides with the expected outcome of the condition, as updated for actual results (Note 13).

Interest Rate Hedging Agreements

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If a derivative is designated as a cash flow hedge, all changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects income (Note 10).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.

Insurance Accounting

We carry liability insurance to mitigate our exposure to certain losses, including those relating to property damage and business interruption. We record the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is not recorded until the proceeds are received. Insurance recoveries for business interruption for lost revenue or profit are accounted for as gain contingencies in their entirety, and therefore are not recorded in income until the proceeds are received.

During the years ended December 31, 2018 and 2017, we recorded insurance proceeds related to reimbursement of expenses and property damage incurred at The Mall of San Juan as a result of Hurricane Maria (Note 15).

Income Taxes

We operate in such a manner as to qualify as a REIT under the applicable provisions of the Internal Revenue Code. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our shareholders and meet certain other requirements. As a REIT, we are entitled to a dividends paid deduction for the dividends we pay to our shareholders. Therefore, we will generally not be subject to federal income taxes under current Federal income tax law as long as we currently distribute to our shareholders an amount equal to or in excess of our taxable income. REIT qualification reduces but does not eliminate the amount of state and local taxes paid by us. In addition, a REIT may be subject to certain excise taxes if it engages in certain activities.
No provision for federal income taxes for consolidated partnerships has been made; as such taxes are the responsibility of the individual partners under current Federal income tax law. There are certain state income taxes incurred which are provided for in our financial statements.
We have made Taxable REIT Subsidiary (TRS) elections for all of our corporate subsidiaries pursuant to section 856 (I) of the Internal Revenue Code. The TRSs are subject to corporate level income taxes, including federal, state, and certain foreign income taxes for foreign operations, which are provided for in our financial statements.
Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including expected taxable earnings. Our temporary differences primarily relate to deferred compensation, depreciation, and net operating loss carryforwards.
In connection with the new 21% Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), we adjusted our net Federal deferred tax asset to reflect the change in tax rate (Note 3). Future changes to tax laws could affect the taxation of the REIT, partnerships and Taxable REIT subsidiaries, possibly having a significant impact on the current and deferred income taxes of TCO.

Severance Plans and Restructuring Charges

We have severance plans in place for certain employees, which we account for as a post-employment benefit. We recognize a liability and expense when it is probable that employees will be entitled to benefits under the severance plans and the amount can be reasonably estimated.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the year ended December 31, 2018, we incurred expense, partially offset by a change in estimate to previously recognized charges resulting in additional expense of $0.6 million. In 2017, we recognized $13.8 million of expense associated with our restructuring efforts. These expenses have been separately classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2018, $1.1 million of the restructuring costs recognized during 2018 were unpaid and remained accrued.

Costs Associated with Shareholder Activism

During the years ended December 31, 2018 and 2017, we incurred $12.5 million and $14.5 million, respectively, of expense associated with activities related to shareholder activism, largely legal and advisory services. Also included in these costs is a retention program for certain employees. Given the uncertainties associated with shareholder activism and to ensure the retention of top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and the Board of Directors believe these benefits are instrumental in ensuring our continued success during the retention period. Due to the unusual and infrequent nature of these expenses in our history, they have been separately classified as Costs Associated with Shareholder Activism on our Consolidated Statement of Operations and Comprehensive Income. Unvested incentive benefits under the retention awards as of December 31, 2018 were $1.2 million, which will be recognized as service is rendered through December 31, 2019.

Noncontrolling Interests
Noncontrolling interests in TCO are comprised of the ownership interests of (1) noncontrolling interests in TRG and (2) the noncontrolling interests in joint ventures controlled by us through ownership or contractual arrangements. Consolidated net income and comprehensive income includes amounts attributable to us and the noncontrolling interests. Transactions that change our ownership interest in a subsidiary are accounted for as equity transactions if we retain our controlling financial interest in the subsidiary.
We evaluate whether noncontrolling interests are subject to any redemption features outside of our control that would result in presentation outside of permanent equity pursuant to general accounting standards regarding the classification and measurement of redeemable equity instruments. Certain noncontrolling interests in TRG and consolidated ventures of TCO qualify as redeemable noncontrolling interests (Note 9). To the extent such noncontrolling interests are currently redeemable or it is probable that they will eventually become redeemable, these interests are adjusted to the greater of their redemption value or their carrying value at each balance sheet date.

Foreign Currency Translation
We have certain entities in Asia for which the functional currency is the local currency. The assets and liabilities of the entities are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period. Income statement amounts of significant transactions are translated at the rate in effect as of the date of the transaction. Our share of unrealized gains and losses resulting from the translation of the entities' financial statements are reflected in shareholders' equity as a component of Accumulated Other Comprehensive Income (Loss) on our Consolidated Balance Sheet (Note 19).
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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments and Related Disclosures

We have one reportable operating segment: we own, develop, and manage shopping centers. We have aggregated our shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants (most of which are global chains), are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Net Operating Income (NOI) is often used by our chief operating decision makers in assessing segment operating performance. NOI is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

No single retail company represents 5% or more of our revenues. Our consolidated revenues and assets do not have any material amounts derived from countries other than the United States, as our investments in Asia are in Unconsolidated Joint Ventures that are accounted for under the equity method.

Management's Responsibility to Evaluate TCO's Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Annual Report on Form 10-K.

Change in Accounting Policies

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. As such, we now measure equity securities at fair value through net income, except for those that result in consolidation or are accounted for under the equity method. Upon adoption, we applied the modified-retrospective approach and recorded a one-time cumulative-effect adjustment to reclassify $1.0 million of historical unrealized gains on the fair value adjustments as of December 31, 2017 of our investment in Simon Property Group (SPG) common shares from Accumulated Other Comprehensive Income (Loss) (AOCI) to Dividends in Excess of Net Income on our Consolidated Balance Sheet. Beginning in January 2018, changes in the fair value of any outstanding SPG common shares are being recorded in Nonoperating Income, Net on our Consolidated Statement of Operations and Comprehensive Income (Note 11).

Cash Flow Statement Presentation

On January 1, 2018, we adopted ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash", which changed the presentation of restricted cash and changes in restricted cash on the Consolidated Statement of Cash Flows. As a result, we changed the presentation of our Consolidated Statement of Cash Flows for both the years December 31, 2018 and 2017 to include restricted cash. Refer to Note 13 for a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows. In connection with the adoption of this ASU, we revisited our accounting policies and presentation in regards to cash, deposits, and other investments subject to restrictions. In doing so, we reclassified $119.2 million from Deferred Charges and Other Assets to Restricted Cash on the Consolidated Balance Sheet as of December 31, 2017, to conform to current year classifications.

On January 1, 2018, we adopted ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments", which clarified the presentation of certain cash receipts and payments, including the classification of distributions received from equity method investees, on the Consolidated Statement of Cash Flows. In connection with the adoption of this ASU on January 1, 2018, we re-evaluated our current methodology and retrospectively changed the presentation of the Distributions from Unconsolidated Joint Ventures in excess of income and Income (loss) from Unconsolidated Joint Ventures in excess of distributions line items on the Consolidated Statement of Cash Flows for the year ended December 31, 2018 to re-classify prior year balances to correspond with current year classifications, specifically related to distributions received from equity method investees.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisition, Partial Disposition of Ownership Interests, Redevelopments, Developments, and Service Agreement

Acquisition

Country Club Plaza

In March 2016, a joint venture that we formed with The Macerich Company acquired Country Club Plaza, a mixed-use retail and office property in Kansas City, Missouri, from Highwood Properties for $660 million ($330 million at TRG's share) in cash, excluding transaction costs. We have a 50% ownership interest in the center, which is jointly managed by both companies. Our ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method. The joint venture determined the fair value of assets acquired and liabilities assumed upon acquisition. Also, in March 2016, a 10-year, $320 million ($160 million at TRG's share) non-recourse financing was completed for this center. The proceeds from the financing were distributed to the joint venture partners based on the partnership agreement ownership percentages. In March 2017, the joint venture sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG's share), which was a component of the mixed-use property acquired.

Partial Disposition of Ownership Interests

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). Following the transactions, which are subject to customary closing conditions and are expected to close throughout 2019, we will retain a 17.15% ownership interest in Starfield Hanam, a 25% ownership interest in CityOn.Xi'an, and a 24.5% ownership interest in CityOn.Zhengzhou. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee. The interests to be sold are valued at $480 million, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets.

Redevelopments

We substantially completed our redevelopment project at Beverly Center in November 2018. We expect some capital spending at Beverly Center to continue into 2019 as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

We have an ongoing redevelopment project at The Mall at Green Hills, which is expected to be completed in 2019. This redevelopment project is expected to cost approximately $200 million. As of December 31, 2018, our total capitalized costs related to this redevelopment project were $144.5 million.

U.S. Development

International Market Place

International Market Place, a shopping center located in Waikiki, Honolulu, Hawaii, opened in August 2016.

Asia Developments

Operating Centers

We have opened three shopping centers in Asia: CityOn.Xi’an, located in Xi’an, China; Starfield Hanam, located in Hanam, South Korea; and CityOn.Zhengzhou, located in Zhengzhou, China. The shopping centers opened in April 2016, September 2016, and March 2017, respectively (Note 5). These investments are classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

South Korea Projects

We have partnered with Shinsegae Group, our partner in Starfield Hanam, to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. We expect to beneficially own a 24.5% interest in the project; however we currently own and are funding 49% of the project until an additional capital partner is admitted. The shopping center is scheduled to open in late 2020. As of December 31, 2018, we have invested $97.1 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

We were previously exploring an additional development opportunity in South Korea with Shinsegae Group. In March 2017, we made a refundable deposit of $11.0 million relating to a potential development site. After performing due diligence, we decided not to proceed with the project. The deposit, including a 5% return, was returned to us in November 2017.

Service Agreement

The Shops at Crystals

In April 2016, the third party leasing agreement for The Shops at Crystals was terminated in connection with a change in ownership of the center. As a result, we recognized management, leasing, and development services revenue for the lump sum payment of $21.7 million received in May 2016 in connection with the termination.

Note 3 - Income Taxes

Income Tax Expense (Benefit)

Our income tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 consisted of the following:

	2018	2017		2016
Federal current	$(373)	$(2,509)		$2,238
Federal deferred	(1,057)	1,632	(1)	(1,310)
Foreign current	1,160	849		404
Foreign deferred	307	158		293
State current	(128)	(208)		782
State deferred	(140)	183		(195)
Total income tax (benefit) expense	$(231)	$105		$2,212	(2)

(1)	Reflects $0.3 million of expense related to the restatement of the net Federal deferred tax asset at December 31, 2017 at the new 21% Federal corporate income tax rate under the 2017 Tax Act.

(2)
Includes $0.5 million of income taxes recognized at the time of conversion of a portion of our investment in partnership units in Simon Property Group Limited Partnership to common shares of Simon Property Group (Note 7).

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. The 2017 Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, our Federal deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate. We recorded a decrease related to the TRS net Federal deferred tax asset of $0.3 million, with a corresponding net adjustment to deferred income tax expense of $0.3 million for the year ended December 31, 2017. With the exception of the reduction in the corporate tax rate, we did not identify any other items for which the accounting for the income tax effects of the 2017 Tax Act have not been completed.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforwards

As of December 31, 2018, we had a foreign net operating loss carryforward of $6.1 million. Of the $6.1 million, $0.5 million had a carryforward period of 10 years, and the remaining had an indefinite carryforward period. As of December 31, 2018, the TRS's had a Federal net operating loss carryforward of $10.2 million, which has an indefinite carryforward period. Its future use is limited annually to 80% of taxable income. As of December 31, 2018, the TRS's also had an investment tax credit carryforward of $3.6 million, which had a carryforward period of 20 years. As of December 31, 2018 the TRS's also had a charitable contribution carryforward of $0.7 million. Of the $0.7 million, $0.5 million had a remaining carryforward period of 4 years, and $0.2 million had a remaining carryforward period of 5 years.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	2018		2017
Deferred tax assets:
Federal	$5,662	(1)	$503	(2)
Foreign	1,655		1,788
State	807		545
Total deferred tax assets	$8,124		$2,836
Valuation allowances	(1,744)	(3)	(1,620)	(4)
Net deferred tax assets	$6,380		$1,216
Deferred tax liabilities:
Foreign(5)	$2,454		$1,517
Total deferred tax liabilities	$2,454		$1,517

(1)	Includes a $3.6 million Federal investment tax credit carryforward and $2.0 million attributable to a Federal net operating loss carryforward.

(2)	Includes a $0.3 million reduction in the net Federal deferred tax asset due to the new 21% Federal corporate income tax rate under the 2017 Tax Act.

(3)	Includes a $1.2 million valuation allowance against Foreign deferred tax assets, and a $0.5 million valuation allowance against State deferred tax assets.

(4)	Includes a $1.2 million valuation allowance against Foreign deferred tax assets, and a $0.4 million valuation allowance against State deferred tax assets.

(5)	The foreign deferred tax liability relates to shareholder level withholding taxes from Korea and China on undistributed profits.

We believe that it is more likely than not the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager's profitability, the timing and amounts of gains on peripheral land sales, the profitability of Taubman Asia's operations, and other factors affecting the results of operations of the taxable REIT subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

Tax Status of Dividends

Dividends declared on TCO's common and preferred stock and their tax status are presented in the following tables. The tax status of TCO's dividends in 2018, 2017, and 2016 may not be indicative of future periods. The portion of the per share dividends paid in 2018 and each year detailed in each table below as capital gains (long term and unrecaptured Sec. 1250) are designated as capital gain dividends as required by Internal Revenue Code Section 857(b)(3)(c). In addition, 99.85% of the portion of the 2018 common dividend taxed as ordinary income are qualified REIT dividends that may be eligible for a new 20% tax deduction in 2018 under Internal Revenue Code Section 199A(a) if the shareholder meets certain holding period requirements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Dividends per common share declared	Return of capital	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2018	$2.6200	$1.1167	$1.4766	$0.0263	$0.0004
2017	2.5000	0.4775	1.3927	0.4397	0.1901
2016	2.3800	—	1.8427	0.3929	0.1444

Year	Dividends per Series J Preferred share declared	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2018	$1.6250	$1.5961	$0.0284	$0.0005
2017	1.6250	1.0505	0.4011	0.1734
2016	1.6250	1.2581	0.2683	0.0986

Year	Dividends per Series K Preferred share declared	Ordinary income	Long term capital gain	Unrecaptured Sec. 1250 capital gain
2018	$1.5625	$1.5347	$0.0273	$0.0005
2017	1.5625	1.0101	0.3857	0.1667
2016	1.5625	1.2097	0.2580	0.0948

Uncertain Tax Positions

We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018. We have no material interest or penalties relating to income taxes recognized on the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016 or on the Consolidated Balance Sheet as of December 31, 2018 and 2017. As of December 31, 2018, returns for the calendar years 2015 through 2018 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

Note 4 - Properties

Properties at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Land	$233,301	$232,970
Buildings, improvements, and equipment	4,342,664	3,838,862
Construction in process and pre-development costs	141,604	389,213
	$4,717,569	$4,461,045
Accumulated depreciation and amortization	(1,404,692)	(1,276,916)
	$3,312,877	$3,184,129

Depreciation expense for 2018, 2017, and 2016 was $155.1 million, $161.1 million, and $130.4 million, respectively.

The charge to operations in 2018, 2017, and 2016 for domestic and non-U.S. pre-development activities was $3.8 million, $5.6 million, and $5.0 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investments in Unconsolidated Joint Ventures

General Information

We own beneficial interests in joint ventures that own shopping centers. TRG is the sole direct or indirect managing general partner or managing member of Fair Oaks Mall, International Plaza, Stamford Town Center, Sunvalley, The Mall at University Town Center, and Westfarms; however, these joint ventures are accounted for under the equity method due to the substantive participation rights of the outside partners. TRG also provides certain management, leasing, and/or development services to the other shopping centers noted below.

Shopping Center	Ownership as of December 31, 2018 and 2017
CityOn.Xi'an (1)	50%
CityOn.Zhengzhou (1)	49
Country Club Plaza	50
Fair Oaks Mall	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Anseong (under development)	Note 2
Starfield Hanam (1)	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)	We entered into agreements to sell half of our ownership interest in CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam in February 2019 (Note 2).

The carrying value of our investment in Unconsolidated Joint Ventures differs from our share of the partnership or members’ equity reported on the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the cost of our investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) TRG's adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. Our additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. TRG's differences in bases are amortized over the useful lives or terms of the related assets and liabilities.

On our Consolidated Balance Sheet, we separately report our investment in Unconsolidated Joint Ventures for which accumulated distributions have exceeded investments in and net income of the Unconsolidated Joint Ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization. In addition, any distributions related to refinancing of the shopping centers further decrease the net equity of the shopping centers.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the Unconsolidated Joint Ventures, followed by TRG's beneficial interest in the combined operations information. The combined financial information of the Unconsolidated Joint Ventures as of December 31, 2018 excludes the balances of Starfield Anseong, which was under development as of December 31, 2018 (Note 2). Beneficial interest is calculated based on TRG's ownership interest in each of the Unconsolidated Joint Ventures.

	December 31 2018	December 31 2017
Assets:
Properties	$3,728,846	$3,756,890
Accumulated depreciation and amortization	(869,375)	(767,678)
	$2,859,471	$2,989,212
Cash and cash equivalents	161,311	147,102
Accounts and notes receivable, less allowance for doubtful accounts of $6,616 and $4,706 in 2018 and 2017	131,767	121,173
Deferred charges and other assets	140,444	136,837
	$3,292,993	$3,394,324

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net	$2,815,617	$2,860,384
Accounts payable and other liabilities	426,358	471,948
TRG's accumulated deficiency in assets	(49,465)	(48,338)
Unconsolidated Joint Venture Partners' accumulated equity in assets	100,483	110,330
	$3,292,993	$3,394,324

TRG's accumulated deficiency in assets (above)	$(49,465)	$(48,338)
TRG's investment in Starfield Anseong (Note 2) and advances to CityOn.Zhengzhou	140,743	46,106
TRG basis adjustments, including elimination of intercompany profit	57,360	63,886
TCO's additional basis	47,178	49,124
Net investment in Unconsolidated Joint Ventures	$195,816	$110,778
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	477,800	494,851
Investment in Unconsolidated Joint Ventures	$673,616	$605,629

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2018	2017	2016
Revenues	$601,272	$586,499	$477,458
Maintenance, taxes, utilities, promotion, and other operating expenses	$211,285	$218,004	$172,325
Interest expense	132,669	130,339	103,973
Depreciation and amortization	131,884	127,625	95,051
Total operating costs	$475,838	$475,968	$371,349
Nonoperating income, net	1,923	2,894	317
Income tax expense	(5,935)	(5,226)	(375)
Gain on disposition, net of tax (1)		3,713
Net income	$121,422	$111,912	$106,051

Net income attributable to TRG	$62,964	$59,994	$61,561
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	8,386	9,326	10,086
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Equity in income of Unconsolidated Joint Ventures	$69,404	$67,374	$69,701

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$209,423	$202,332	$178,009
Interest expense	(68,225)	(67,283)	(54,674)
Depreciation and amortization	(68,894)	(66,933)	(53,012)
Income tax expense	(2,900)	(2,825)	(622)
Gain on disposition, net of tax (1)		2,083
Equity in income of Unconsolidated Joint Ventures	$69,404	$67,374	$69,701

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

In 2016, we issued a note receivable outstanding to CityOn.Zhengzhou for purposes of funding development costs. The balance of the note receivable was $43.6 million and $46.1 million as of December 31, 2018 and 2017, respectively, and was classified within Investments in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Trade	$46,292	$51,416
Notes	3,172	4,031
Straight-line rent and recoveries	38,626	33,356
	$88,090	$88,803
Less: Allowance for doubtful accounts	(10,360)	(10,237)
	$77,730	$78,566

Note 7 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Leasing costs	$52,507	$39,252
Accumulated amortization	(7,577)	(9,223)
	$44,930	$30,029
In-place leases, net	3,122	4,462
Investment in Simon Property Group common shares (Note 17)	48,738	101,348
Revolving credit facilities' deferred financing costs, net	4,374	6,456
Insurance deposit (Note 17)	10,121	16,703
Deposits	975	3,715
Prepaid expenses	6,671	6,362
Deferred tax asset, net	6,380	1,216
Other, net	9,825	10,208
	$135,136	$180,499

Simon Property Group Limited Partnership Unit Conversions

In December 2017 and 2016, we converted our investment in 340,124 and 250,000 partnership units of Simon Property Group Limited Partnership (SPG LP Units) to SPG common shares. Upon conversion, we recognized gains of $11.6 million and $11.1 million in 2017 and 2016, respectively, which were included within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. The gains were calculated based on the change in fair value of the SPG share prices at the dates of conversion from the carrying value. The SPG LP Units were previously accounted for at cost. The SPG common shares were recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet at December 31, 2018 and 2017 based on the common share price at each date and are now accounted for as equity securities at fair value as a result of the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (Note 1). We owned 290,124 and 590,124 SPG common shares as of December 31, 2018 and 2017, respectively. Changes in fair value from conversion date to December 31, 2018 are recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income (Note 17).

Sale of SPG Common Shares

During 2018, we sold 300,000 SPG common shares at an average price of $182.37 per share. In January 2019, we sold our remaining investment in 290,124 SPG common shares at an average price of $179.52 per share. Proceeds from the sales were used to pay down our revolving lines of credit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable, Net

Notes payable, net at December 31, 2018 and 2017 consist of the following:

	2018		2017		Stated Interest Rate as of 12/31/2018		Maturity Date	Number of Extension Options	Facility Amount
Cherry Creek Shopping Center	$550,000		$550,000		3.85%		06/01/28
City Creek Center	77,068	(1)	78,703	(1)	4.37%		08/01/23
Great Lakes Crossing Outlets	198,625		203,553		3.60%		01/06/23
The Mall at Green Hills	150,000		150,000		LIBOR+1.60% LIBOR capped at 4.25%		12/01/19	One, one-year option
International Market Place	250,000		293,801	(2)	LIBOR + 2.15%		08/09/21	Two, one-year options
The Mall at Short Hills	1,000,000		1,000,000		3.48%		10/01/27
Twelve Oaks Mall	296,815				4.85%		03/06/28
U.S. Headquarters	12,000		12,000		LIBOR + 1.40% Swapped to 3.49%		03/01/24
$65M Revolving Credit Facility	34,675		19,655		LIBOR + 1.40%		04/27/19		65,000	(3)
$1.1B Revolving Credit Facility	725,000	(4) (5)	485,000		LIBOR + 1.45%	(4)	02/01/21	Two, six-month options	1,100,000	(4)
$475M Unsecured Term Loan			475,000	(6)
$300M Unsecured Term Loan	300,000	(5) (7)	300,000	(7)	LIBOR + 1.60%	(7)	02/01/22
$250M Unsecured Term Loan	250,000	(8)			LIBOR + 1.60%	(8)	03/31/23
Deferred Financing Costs, Net	(13,988)		(12,484)
	$3,830,195		$3,555,228

(1)	TRG has provided a limited guarantee of the repayment of the City Creek Center loan, which could be triggered only upon a decline in center occupancy to a level that we believe is remote.

(2)
In July 2018, we extended the construction facility for International Market Place from August 2018 to November 2018 and made a $43.8 million principal paydown on the construction facility that was funded using our revolving line of credit. In August 2018, we refinanced the $250.0 million outstanding balance, which bore interest at LIBOR plus 1.75%.

(3)	The unused borrowing capacity at December 31, 2018 was $25.8 million, after considering $4.6 million of letters of credit outstanding on the facility.

(4)
TRG is the borrower under the $1.1 billion primary unsecured revolving credit facility. As of December 31, 2018, the interest rate on the facility was a range of LIBOR plus 1.15% to 1.70% and a facility fee of 0.20% to 0.25% based on our total leverage ratio. The unused borrowing capacity at December 31, 2018 was $290.7 million. The LIBOR rate is swapped to 1.65% through February 2019 on $225 million of the $1.1 billion TRG revolving credit facility. This results in an effective interest rate in the range of 2.80% to 3.35% through February 2019 on $225 million of the credit facility balance.

(5)
The $1.1 billion primary unsecured revolving line of credit includes an accordion feature, which in combination with the $300 million unsecured term loan would increase our maximum aggregate total commitment to $2.0 billion between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2018, we could not fully utilize the accordion feature unless additional assets were added to the unencumbered asset pool.

(6)
In March 2018, we repaid the $475 million unsecured term loan, which was scheduled to mature in February 2019. The loan bore interest at a range of LIBOR plus 1.35% to 1.90% based on our total leverage ratio. The LIBOR rate was swapped to a fixed interest rate of 1.65%, resulting in an effective interest rate range of 3.00% to 3.55% (Note 10).

(7)
TRG is the borrower under a $300 million unsecured term loan that bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. Beginning January 2018, the LIBOR rate is swapped through maturity to a fixed rate of 2.14%, resulting in an effective interest rate in the range of 3.39% to 4.04% (Note 10).

(8)
In March 2018, TRG completed a $250 million unsecured term loan that includes an accordion feature, which would increase our maximum aggregate total commitment to $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2018, we could not utilize the accordion feature unless additional assets were added to the unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. The LIBOR rate is swapped through February 2019 to a fixed rate of 1.64%, which results in an effective interest rate in the range of 2.89% to 3.54%. Beginning March 2019 through the March 2023 maturity date, the LIBOR rate is swapped to a fixed rate of 3.02% with forward starting swaps, which results in an effective interest rate in the range of 4.27% to 4.92% (Note 10).

(9)	Amounts in table may not add due to rounding.

Notes payable are collateralized by properties with a net book value of $1.6 billion at December 31, 2018.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on notes payable as of December 31, 2018:

2019	$195,998	(1)
2020	11,747
2021	987,329	(2)
2022	312,867
2023	502,278
Thereafter	1,833,964
Total principal maturities	$3,844,183
Net unamortized deferred financing costs	(13,988)
Total notes payable, net	$3,830,195

(1)	Includes $150.0 million with a one-year extension option.

(2)	Includes $725.0 million with two, six-month extension options and $250.0 million with two, one-year extension options.

2019 Maturities

The loan for The Mall at Green Hills matures in December 2019. We expect to exercise the second one-year extension option upon maturity.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as the $300 million and $250 million unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis as of December 31, 2018. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2018, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our covenants and loan obligations as of December 31, 2018. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the August 2018 financing at International Market Place, TRG has provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250.0 million loan is interest only during the initial three-year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of December 31, 2018 was $1.0 million. We believe the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, TRG provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of December 31, 2018, the interest rate swap was an asset and in a receivable position for unpaid interest. We believe the likelihood of a payment under the guarantee to be remote.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Interest in Debt and Interest Expense

TRG's beneficial interest in the debt, capitalized interest, and interest expense of its consolidated subsidiaries and its Unconsolidated Joint Ventures is summarized in the following table. TRG's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%) and International Market Place (6.5%).

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures		Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
December 31, 2018	$3,830,195		$2,815,617		$3,539,588		$1,437,445
December 31, 2017	3,555,228		2,860,384		3,261,777		1,459,854

Capitalized interest:
Year Ended December 31, 2018	$15,221	(1)	$30		$15,133	(1)	$18
Year Ended December 31, 2017	12,402	(1)	456	(2)	12,326	(1)	456	(2)

Interest expense:
Year Ended December 31, 2018	$133,197		$132,669		$121,166		$68,225
Year Ended December 31, 2017	108,572		130,339		96,630		67,283

(1)
We capitalize interest costs incurred in funding our equity contributions to development projects accounted for as Unconsolidated Joint Ventures. The capitalized interest cost is included in our basis in our investment in Unconsolidated Joint Ventures. Such capitalized interest reduces interest expense on the Consolidated Statement of Operations and Comprehensive Income and in the table above is included within Consolidated Subsidiaries.

(2)
Capitalized interest on the Asia Unconsolidated Joint Venture construction financing is presented at our beneficial interest in both the Unconsolidated Joint Ventures (at 100%) and Unconsolidated Joint Ventures (at Beneficial Interest) columns.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Noncontrolling Interests

Redeemable Noncontrolling Interests

Taubman Asia President

In September 2016, we announced the appointment of Peter Sharp (Successor Asia President) as president of Taubman Asia, a consolidated subsidiary, succeeding René Tremblay (Former Asia President) effective January 1, 2017. The Former Asia President was employed by us in another capacity through September 30, 2017.

The Former Asia President has an ownership interest in Taubman Asia. This interest entitles the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities undergone prior to the Successor Asia President obtaining an ownership interest (see below) being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by TRG for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. TRG has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to TRG's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon Taubman Asia's properties reaching certain specified milestones. The redemption price for the ownership interest is the fair value of the ownership interest less the amount required to return TRG's preferred interest. We have determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and accounts for it as a contingently redeemable noncontrolling interest. We present as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into Level 3 of the fair value hierarchy. As of December 31, 2018 and 2017, the carrying amount of this redeemable equity was $7.8 million and $7.5 million, respectively. Adjustments to the redemption value are recorded through equity.
In April 2016, we reacquired half of the Former Asia President's previous 10% ownership interest in Taubman Asia for $7.2 million. The Former Asia President contributed $2 million to Taubman Asia, which may be returned, in part or in whole, upon satisfaction of the re-evaluation of the full liquidation value of Taubman Asia as of April 2016; such re-evaluation will be performed at the Former Asia President's election on or after the third anniversary of the opening of specified Asia projects. The Former Asia President's current 5% interest is puttable beginning in 2019 at the earliest and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.

The Successor Asia President also has an ownership interest in Taubman Asia. This interest entitles the Successor Asia President to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by TRG for Taubman Asia's operating and investment activities subsequent to the Successor Asia President obtaining his ownership interest. TRG has a preferred investment in Taubman Asia to the extent the Successor Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to TRG's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Successor Asia President has the ability to put, the Successor Asia President’s ownership interest upon specified terminations of the Successor Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as January 2022) of the fair value of the ownership interest less the amount required to return TRG's preferred interest. We have determined that the Successor Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and account for it as a contingently redeemable noncontrolling interest. As of December 31, 2018, the carrying amount of this redeemable equity was zero. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Market Place

We own a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii, which opened in August 2016. The 6.5% joint venture partner has no obligation and no right to contribute capital. We are entitled to a preferential return on our capital contributions. We have the right to purchase the joint venture partner's interest and the joint venture partner has the right to require us to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, we account for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both December 31, 2018 and 2017. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	2018	2017
Balance, January 1	$7,500	$8,704
Former Taubman Asia President vested redeemable equity	300	(1,204)
Allocation of net loss	(280)	(924)
Adjustments of redeemable noncontrolling interest	280	924
Balance, December 31	$7,800	$7,500

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of December 31, 2018 and 2017 included the following:

	2018	2017
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(156,470)	$(160,359)
Noncontrolling interests in partnership equity of TRG	(58,554)	(11,909)
	$(215,024)	$(172,268)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the years ended December 31, 2018, 2017, and 2016 included the following:

	2018	2017	2016
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$6,548	$7,699	$8,761
Noncontrolling share of income of TRG	25,988	25,277	47,433
	$32,536	$32,976	$56,194
Redeemable noncontrolling interest:	(280)	(924)	(656)
	$32,256	$32,052	$55,538

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in TCO's ownership interest in consolidated subsidiaries on TCO's equity for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Net income attributable to TCO common shareholders	$57,952	$55,267	$107,358
Transfers (to) from the noncontrolling interest:
Increase (decrease) in TCO's paid-in capital for the adjustments of noncontrolling interest (1)	(601)	(1,197)	1,959
Net transfers (to) from noncontrolling interests	(601)	(1,197)	1,959
Change from net income attributable to TCO and transfers (to) from noncontrolling interests	$57,351	$54,070	$109,317

(1)
In 2018, 2017, and 2016, adjustments of the noncontrolling interest were made as a result of changes in our ownership of TRG in connection with our share-based compensation under employee and director benefit plans (Note 13) and issuances of stock pursuant to the continuing offer (Note 15) and in connection with the accounting for the Former Asia President's redeemable ownership interest.

Finite Life Entities

ASC Topic 480, "Distinguishing Liabilities from Equity" establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2018, we held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $370 million at December 31, 2018, compared to a book value of $(156.5) million that is classified in Noncontrolling Interests on our Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's net asset value. The property's net asset value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

Note 10 - Derivative and Hedging Activities

Risk Management Objective and Strategies for Using Derivatives

We use derivative instruments, such as interest rate swaps and interest rate caps, primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed rate financing. Our interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. In a forward starting swap or treasury lock agreement that we cash settle in anticipation of a fixed rate financing or refinancing, we will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.

We do not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, we had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate		Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	$200,000	1.64%		1.60%	(1)	3.24%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	175,000	1.65%		1.45%	(1)	3.10%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	1.64%		1.60% / 1.45%	(1)	3.24% / 3.09%	(1)	February 2019
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000	2.14%	(2)	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	100,000	2.14%	(2)	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	2.14%	(2)	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	2.14%	(2)	1.60%	(2)	3.74%	(2)	February 2022
Receive variable (LIBOR) / pay-fixed swap (3)	100%	125,000		(3)		(3)		(3)	March 2023
Receive variable (LIBOR) / pay-fixed swap (3)	100%	75,000		(3)		(3)		(3)	March 2023
Receive variable (LIBOR) / pay-fixed swap (3)	100%	50,000		(3)		(3)		(3)	March 2023
Receive variable (LIBOR) /pay-fixed swap (4)	100%	12,000	2.09%		1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (5)	50.1%	162,194	1.83%		1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (6)	34.3%	52,065 USD / 60,500,000 KRW	1.52%		1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. We are currently using these swaps to manage interest rate risk on the $250 million unsecured term loan and $225 million on the $1.1 billion primary unsecured revolving line of credit. The credit spread on these loans can also vary within a range of 1.25% to 1.90% on the $250 million unsecured term loan and 1.15% to 1.70% on the primary unsecured revolving line of credit, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 2.89% to 3.54% on the $250 million unsecured term loan and 2.80% to 3.35% on $225 million of the $1.1 billion primary unsecured revolving line of credit during the remaining swap period.

(2)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow beginning with the January 2018 effective date of the swaps. As of December 31, 2018 we are using these swaps to manage interest rate risk on the $300 million unsecured term loan. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.39% to 4.04% during the swap period.

(3)
The hedged forecasted transaction for each of these forward starting swaps is the first unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. Beginning with the March 2019 effective date, we anticipate using these forward starting swaps to manage interest rate risk on the $250 million unsecured term loan and the LIBOR rate will be swapped to a fixed rate of 3.02%. The credit spread on this loan can vary within a range of 1.25% to 1.9%, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 4.27% to 4.92% during the swap period.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

On January 1, 2018, we early adopted ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities", which provided changes in hedge accounting recognition and presentation requirements. We now recognize all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI), as opposed to previously recognizing the ineffective portion, if any, directly in earnings. Upon adoption, we applied the modified-retrospective approach and recorded a one-time cumulative-effect adjusting entry to reclassify an inconsequential amount of previous hedge ineffectiveness for cash flow hedges from Dividends in Excess of Net Income to AOCI on our Consolidated Balance Sheet. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed rate financings or refinancings continue to be included in AOCI during the term of the hedged debt transaction.

Amounts reported in AOCI related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on our variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. Amounts reported in AOCI related to the cross-currency interest rate swap are recognized as an adjustment to income as transaction gains or losses arising from the remeasurement of foreign currency denominated loans are recognized and as actual interest and principal obligations are repaid.

We expect that approximately $1.7 million of the AOCI of TCO and the noncontrolling interests will be reclassified from AOCI and recognized as an increase of income in the following 12 months.

The following tables present the effect of derivative instruments on our Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2018	2017	2016		2018	2017	2016
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(2,636)	$3,994	$2,234	Interest Expense	$1,133	$(2,879)	$(5,823)
Interest rate contracts – UJVs	943	2,898	2,478	Equity in Income of UJVs	(188)	(2,406)	(3,775)
Cross-currency interest rate contract – UJV	(154)	201	(109)	Equity in Income of UJVs	864	(2,279)	259
Total derivatives in cash flow hedging relationships	$(1,847)	$7,093	$4,603		$1,809	$(7,564)	$(9,339)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of our derivative financial instruments as reported on the Consolidated Balance Sheet as of December 31, 2018 and 2017.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2018	December 31 2017
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets	$3,530	$939
Interest rate contract – UJV	Investment in UJVs	1,345	760
Total assets designated as hedging instruments		$4,875	$1,699

Liability derivatives:
Interest rate contracts – consolidated subsidiary	Accounts Payable and Accrued Liabilities	$(5,710)	$(484)
Interest rate contracts – UJV	Investment in UJVs		(357)
Cross-currency interest rate contract - UJV	Investment in UJVs	(963)	(1,630)
Total liabilities designated as hedging instruments		$(6,673)	$(2,471)

Contingent Features

Our outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on TRG's indebtedness. As of December 31, 2018, we are not in default on any indebtedness that would trigger a credit-risk-related default on our current outstanding derivatives.
As of December 31, 2018 and 2017, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $6.7 million and $2.5 million, respectively. As of December 31, 2018 and 2017, we were not required to post any collateral related to these agreements. If we breached any of these provisions we would be required to settle our obligations under the agreements at their fair value. See Note 8 regarding guarantees and Note 17 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Tenant leases typically provide for minimum rent, overage rent, and other charges to cover certain operating costs. Future minimum rent under operating leases in effect at December 31, 2018 for operating centers assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2019	$341,996
2020	321,200
2021	282,124
2022	242,967
2023	214,633
Thereafter	618,799

Certain shopping centers, as lessees, have ground and building leases expiring at various dates through the year 2105. In addition, one center has an option to extend the term for three, 10-year periods and another center has the option to extend the lease term for one additional 10-year period. Ground rent expense is recognized on a straight-line basis over the lease terms.

We also lease certain of our office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2022.

Rental expense on a straight-line basis under operating leases was $21.2 million in 2018, $20.1 million in 2017, and $15.1 million in 2016. There was $0.3 million of contingent rent expense under operating leases in 2018, and none in 2017 or 2016. Payables representing straight-line rent adjustments under lease agreements were $64.8 million and $62.6 million, as of December 31, 2018 and 2017, respectively.

The following is a schedule of future minimum rental payments required under operating leases:

2019	$14,715
2020	13,856
2021	12,584
2022	13,982
2023	14,142
Thereafter	723,068

We own the retail space subject to a long-term participating lease at City Creek Center, a mixed-use property in Salt Lake City, Utah. City Creek Reserve, Inc. (CCRI), an affiliate of the LDS Church is the participating lessor. We own 100% of the leasehold interest in the retail buildings and property. CCRI has an option to purchase our interest at fair value at various points in time over the term of the lease. In addition to the minimum rent included in the table above, we may pay contingent rent based on the performance of the center.

International Market Place, a shopping center located in Waikiki, Honolulu, Hawaii, opened in August 2016. The shopping center is subject to a long-term participating ground lease. In addition to minimum rent included in the table above, we may pay contingent rent based on the performance of the center.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - The Manager

The Manager provides real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States, and employs all of our U.S. employees, including our executive officers. Taubman Asia Management Limited (TAM) and certain other affiliates provide similar services for third parties in China and South Korea as well as Taubman Asia. The Manager is 99.8% beneficially owned by TRG and 0.2% owned by Taub-Co Holdings LLC (Taub-Co), which is 100% owned by members of the Taubman Family.

The Revocable Trust and certain of its affiliates receive various management services from the Manager. For such services, the Revocable Trust and affiliates paid the Manager $2.6 million in 2018, $2.5 million in 2017, and $3.0 million in 2016. Since TRG has an approximate 99.8% beneficial interest in the Manager, substantially all of these fees accrue to TRG, with a de minimis portion of the fees accruing to the benefit of Taub-Co through its 0.2% beneficial interest in the Manager. These amounts are classified in Management, Leasing, and Development Services revenues on the Consolidated Statement of Operations and Comprehensive Income.

Other related party transactions are described in Notes 5, 13, and 15.

Note 13 - Share-Based Compensation and Other Employee Plans

In May 2018, our shareholders approved The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan (2018 Omnibus Plan). The 2018 Omnibus Plan provides for the award of restricted shares, restricted share units, restricted profits units of TRG (TRG Profits Units), options to purchase common shares, unrestricted shares, and dividend equivalent rights, in each case with or without performance conditions, to acquire up to an aggregate of 2.8 million common shares and TRG Profits Units to directors, officers, employees, and other service providers of TCO and its affiliates. Every share or TRG Profits Unit subject to awards under the 2018 Omnibus Plan shall be counted against this limit as one share or TRG Profits Unit for every one share or TRG Profits Unit granted. The amount of shares or TRG Profits Units available for future grants is adjusted when the number of contingently issuable common shares or units are settled. If an award issued under the 2018 Omnibus Plan is forfeited, expires without being exercised, or is used to pay tax withholding on such award, the shares of TRG Profits Units become available for issuance under new awards. TRG Profits Units are intended to constitute "profits interests" within the meaning of Treasury authority under the Internal Revenue Code of 1986, as amended. In addition, non-employee directors have the option to defer their compensation under a deferred compensation plan. The 2018 Omnibus Plan allows us to permit or require the deferral of all or a part of an award payment into a deferred compensation arrangement. Prior to the adoption of the 2018 Omnibus Plan, we provided share-based compensation through The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which expired in May 2018.

TRG Profits Units

In 2018, 2017, and 2016, the following types of TRG Profits Units awards were granted to certain senior management employees: (1) a time-based award with a three-year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three-year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three-year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units vested if a specified absolute TSR level is not achieved. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of either TRG Units or common shares being issued at vesting under both the TRG Profits Units program and the Performance Share Unit program, respectively.

Each such award represents a contingent right to receive a TRG Unit upon vesting and the satisfaction of certain tax-driven requirements and, as to the TSR and NOI Performance-based TRG Profits Units, the satisfaction of certain performance-based requirements. Until vested, a TRG Profits Unit entitles the holder to only one-tenth of the distributions otherwise payable by TRG on a TRG Unit. Therefore, we account for these TRG Profits Units as participating securities in TRG. A portion of the TRG Profits Units award represents estimated cash distributions that otherwise would have been payable during the vesting period and, upon vesting, there will be an adjustment in actual number of TRG Profits Units realized under each award to reflect TRG's actual cash distributions during the vesting period.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The TRG Profits Units issued in 2018, 2017, and 2016 vest in March 2021, March 2020, and March 2019, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. Each holder of a TRG Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested TRG Profits Units have not achieved the applicable criteria for conversion to TRG Units, vesting and economic equivalence to a TRG Unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement.

Other Management Employee Grants

During 2018, 2017, and 2016, other types of awards granted to management employees include those described below. These generally vest in March 2021, March 2020, and March 2019, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

TSR - Based Performance Share Units (TSR PSU) - Each TSR PSU represents the right to receive, upon vesting, shares of common stock ranging from 0-300% of the TSR PSU based on our market performance relative to that of a peer group. The TSR PSU grants include a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period.

NOI - Based Performance Share Units (NOI PSU) - Each NOI PSU represents the right to receive, upon vesting, shares of common stock ranging from 0-300% of the NOI PSU based on our NOI performance, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period. These awards also provide for a cap on the maximum number of units vested if a specified absolute TSR level is not achieved.

Restricted Share Units (RSU) - Each RSU represents the right to receive upon vesting one share of common stock, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period.

Expensed and Capitalized Costs

The compensation cost charged to income for our share-based compensation plans was $9.2 million, $10.8 million, and $11.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.9 million, $0.9 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Valuation Methodologies

We estimated the grant-date fair values of share-based grants using the methods as follows. Expected volatility and dividend yields are based on historical volatility and yields of our common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the grant date. We assume no forfeitures for failure to meet the service requirement of Performance Share Units (PSU) or TRG Profits Units, due to the small number of participants and low turnover rate.

The valuations of all grants utilized our common stock price at the grant date. Common stock prices when used in valuing TRG Profits Units are further adjusted by the present value of expected differences in dividends payable on the common stock versus the distributions payable on the TRG Profits Units over the vesting period. We estimated the value of grants dependent on TSR performance using a Monte Carlo simulation and considering historical returns of TCO and the peer group.

For awards dependent on NOI performance, we consider the NOI measure a performance condition under applicable accounting standards, and as such, have estimated a grant-date fair value for each of its possible outcomes. The compensation cost ultimately will be recognized equal to the grant-date fair value of the award that coincides with the actual outcome of the NOI performance. The weighted average grant-date fair value shown for NOI-dependent awards corresponds with management's current expectation of the probable outcome of the NOI performance measure. The product of the NOI-dependent awards outstanding and the grant-date fair value represents the compensation cost being recognized over the service periods.

The valuations of TRG Profits Units consider the possibility that sufficient share price appreciation will not be realized, such that the conversion to TRG Units will not occur and the awards will be forfeited.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of Activity for the years ended December 31, 2018, 2017, and 2016

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—		$—
Granted	68,045		59.89
Forfeited	(22,105)		60.71
Outstanding at December 31, 2016	45,940		$59.49
Granted	46,076		57.84
Forfeited	(30,885)		57.85
Outstanding at December 31, 2017	61,131		$59.08
Granted	8,154		49.29
Outstanding at December 31, 2018	69,285		$57.93

Fully vested at December 31, 2018	3,826	(1)	$59.03

(1)	These Restricted TRG Profits Units vested as a result of our restructuring and reduction in our workforce (Note 1).

The total intrinsic value of Restricted TRG Profits Units fully vested during the year ended December 31, 2017 was $0.3 million. No Restricted TRG Profits Units vested in 2018 or 2016.

As of December 31, 2018, there was $0.8 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.3 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—		$—
Granted	119,123		26.42
Forfeited	(15,754)		26.42
Outstanding at December 31, 2016	103,369		$26.42
Granted	103,666		23.14
Forfeited	(77,302)		23.42
Outstanding at December 31, 2017	129,733		$25.59
Granted	18,345		22.22
Outstanding at December 31, 2018	148,078		$25.17

Fully vested at December 31, 2018	797	(1)	$23.14

(1)	These Relative TSR Performance-based TRG Profits Units vested as a result of our restructuring and reduction in our workforce (Note 1).

The total intrinsic value of Relative TSR Performance-based TRG Profits Units fully vested during the year ended December 31, 2017 was $0.1 million. No Relative TSR Performance-based TRG Profits Units vested in 2018 or 2016.

As of December 31, 2018, there was $0.7 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.4 years.

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	119,123	41.87
Forfeited	(15,754)	19.41
Outstanding at December 31, 2016	103,369	$41.87
Granted	103,666	19.35
Forfeited	(75,431)	20.59
Outstanding at December 31, 2017	131,604	$19.69
Granted	18,345	16.43
Outstanding at December 31, 2018	149,949	$19.29

Fully vested at December 31, 2018	2,668	$33.56

(1)	These NOI Performance-based TRG Profits Units vested as a result of our restructuring and reduction in our workforce (Note 1).

The total intrinsic value of NOI Performance-based TRG Profits Units fully vested during the year ended December 31, 2017 was $0.2 million. No NOI Performance-based TRG Profits Units vested in 2018 or 2016.

As of December 31, 2018, there was $0.6 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.3 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TSR - Based Performance Share Units

	Number of TSR PSU		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	255,478		$134.52
Forfeited	(44,585)		149.43
Vested	(44,866)	(1)	96.61
Outstanding at December 31, 2016	166,027		$138.93
Granted	5,046		80.16
Vested - three-year grants	(50,459)	(2)	90.51
Vested - 2012 and 2013 special grants	(79,764)	(3)	181.99
Outstanding at December 31, 2017	40,850		$107.38
Granted	10,393		78.82
Vested	(37,046)	(4)	110.19
Outstanding at December 31, 2018	14,197		$79.13

(1) Based on our market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2016 was zero shares. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

(2)
Based on our market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2017 was 30,601 shares for the TSR PSU three-year grants. The shares of common stock were issued at a weighted average rate of 0.60x and in the range of 0.00x to 1.00x. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period. Included in the vested PSUs are awards that vested early due to a retirement and as a result of our restructuring and reduction in our workforce (Note 1).

(3)
Based on our market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2017 was zero shares for the 2012 and 2013 TSR PSU special grants. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

(4)
Based on our market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting during the year ended December 31, 2018 was 45,941 shares for the TSR PSU three-year grants. The shares of common stock were issued at a rate of 1.24x. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

The total intrinsic value of TSR PSU vested during the years ended December 31, 2018, 2017, and 2016 was $2.7 million, $2.1 million, and zero, respectively.

As of December 31, 2018, there was $0.7 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI - Based Performance Share Units

	Number of NOI PSU		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	—		$—
Granted	5,046		67.04
Vested	(1,242)	(1)	67.50
Outstanding at December 31, 2017	3,804		$67.00
Granted	10,393		58.28
Outstanding at December 31, 2018	14,197		$60.59

(1)
The actual number of shares of common stock issued upon vesting during the year ended December 31, 2017 was 1,242 shares (1.0x). That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which NOI was achieved during the performance period. These NOI PSU vested as a result of our restructuring and reduction in our workforce (Note 1).

The total intrinsic value of NOI PSU vested during the year ended December 31, 2017 was $0.1 million. No NOI PSU vested in 2018 or 2016.

As of December 31, 2018, there was $0.5 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

Restricted Share Units

	Number of RSU		Weighted average Grant Date Fair Value
Outstanding at January 1, 2016	283,353		$69.93
Granted	55,888		73.42
Forfeited	(17,012)		69.20
Vested	(90,326)		71.57
Outstanding at December 31, 2016	231,903		$70.40
Granted	102,568	(1)	63.33
Forfeited	(12,499)		67.78
Vested	(126,951)		66.98
Outstanding at December 31, 2017	195,021	(1)	$69.22
Granted	69,931		58.28
Forfeited	(6,985)		63.21
Vested	(73,294)		73.91
Outstanding at December 31, 2018	184,673		$63.44

Fully vested at December 31, 2018	5,067	(2)	$58.75

(1)
The granted shares and outstanding balance as of December 31, 2017 and associated grant-date fair value were adjusted immaterially from previously reported amounts to reflect the actual number of RSU granted and outstanding as of December 31, 2017.

(2)	These RSU were vested and outstanding as of December 31, 2018. The related shares were issued on January 3, 2019.

Based on an analysis of historical employee turnover, we have made an annual forfeiture assumption of 2.00% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2018, 2017, and 2016 was $4.6 million, $8.6 million, and $6.6 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, there was $4.5 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.6 years.

Options

Options were granted to purchase TRG Units, which are exchangeable for new shares of our common stock under the Continuing Offer (Note 15). The options had ten-year contractual terms.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2016	292,543	$46.60	1.4	$35.5	-	$51.15
Exercised	(89,957)	42.66
Outstanding at December 31, 2016	202,586	$48.35	0.7	$45.90	-	$51.15
Exercised	(202,586)	48.35
Outstanding at December 31, 2017	—	$—			-

The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $3.5 million and $2.4 million, respectively. Cash received from option exercises for the years ended December 31, 2017 and 2016 was $9.8 million and $3.8 million, respectively. No options were granted in 2018.

Unit Option Deferral Election

Under a prior option plan, the 2008 Omnibus Plan, and the 2018 Omnibus Plan, vested unit options can be exercised by tendering mature units with a market value equal to the exercise price of the unit options. In 2002, Robert S. Taubman, our chief executive officer, exercised options for 3.0 million units by tendering 2.1 million mature units and deferring receipt of 0.9 million units under the unit option deferral election. As TRG pays distributions, the deferred option units receive their proportionate share of the distributions in the form of cash payments. Under an amendment executed in January 2011 and subsequent deferral elections (the latest being made in September 2016), beginning in December 2022 (unless Mr. Taubman retires earlier), the deferred options units will be issued as TRG Units in five annual installments. The deferred option units are accounted for as participating securities of TRG.

Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan previously provided, and the 2018 Omnibus Plan currently provides, a quarterly grant to each non-employee director of TCO, shares of our common stock based on the fair value of our common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $125,000 in 2018, 2017, and 2016. As of December 31, 2018, an aggregate of 122,906 shares have been issued under the 2008 and 2018 Omnibus Plans to non-employee directors. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by our Board of Directors, allows each non-employee director of TCO the right to defer the receipt of all or a portion of his or her annual director retainer fee until the termination of his or her service on our Board of Directors and for such deferred amount to be denominated in restricted stock units. The number of restricted stock units received equals the amount of the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when we pay cash dividends on our common stock, the directors’ notional deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of our common stock on the business day immediately before the record date of the applicable dividend payment. There were 91,036 restricted stock units outstanding under the DCP at December 31, 2018.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Employee Plan

We have a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2012 (the Plan). We believe the Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). We contribute an amount ranging from 0% to 4% of the qualified wages of all qualified employees depending on our performance and matches employee contributions in excess of 2%, up to 5%, for a total contribution in the range of 0% to 9% of qualified wages. In addition, we may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Our contributions and costs relating to the Plan were $3.0 million in 2018, $2.5 million in 2017, and $3.1 million in 2016.

Note 14 - Preferred Stock and Equity of TRG

Preferred Stock

We are obligated to issue to the noncontrolling partners of TRG, upon subscription, one Series B Preferred Share for each of the TRG Units held by the noncontrolling partners. Each Series B Preferred Share entitles the holder to one vote on all matters submitted to our shareholders. The holders of Series B Preferred Shares, voting as a class, have the right to designate up to four nominees for election as directors of TCO. On all other matters on which the holders of common stock are entitled to vote, including the election of directors, the holders of Series B Preferred Shares will vote with the holders of common stock. The holders of Series B Preferred Shares are not entitled to dividends or earnings of TCO. The Series B Preferred Shares are convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2018, 2017, and 2016, 75,120, 90,945, and 15,880 Series B Preferred Shares, respectively, were converted to four shares, five shares, and zero shares of our common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

Note 15 - Commitments and Contingencies

Cash Tender

At the time of our initial public offering and acquisition of our partnership interest in TRG in 1992, we entered into an agreement (the Cash Tender Agreement) with the Revocable Trust and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in TRG, whereby each of the Revocable Trust and TVG (and/or any assignee of the Revocable Trust or TVG) has the right to tender to us TRG Units (provided that if the tendering party is tendering less than all of its TRG Units, the aggregate value is at least $50 million) and cause us to purchase the tendered interests at a purchase price based on its market valuation of TCO on the trading date immediately preceding the date of the tender (except as otherwise provided below). TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the tendering party, TRG Units held by members of A. Alfred Taubman’s family and TRG Units held by entities in which his family members hold interests may be included in such a tender.

We will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of common stock. Generally, we expect to finance these purchases through the sale of new shares of our common stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for our sole benefit. We account for the Cash Tender Agreement as a freestanding written put option. As the option put price is defined by the current market price of our stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at December 31, 2018 of $45.49 per share for our common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.1 billion. The purchase of these interests at December 31, 2018 would have resulted in us owning an additional 28% interest in TRG.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continuing Offer

We have made a continuing, irrevocable offer (the Continuing Offer) to all present holders of TRG Units (other than a certain excluded holder, currently TVG), permitted assignees of all present holders of TRG Units, those future holders of TRG Units as we may, in our sole discretion, agree to include in the Continuing Offer, all existing optionees under the previous option plan, and all existing and future optionees under the 2008 Omnibus Plan to exchange shares of common stock for TRG Units. Under the Continuing Offer agreement, one TRG Unit is exchangeable for one share of common stock. Upon a tender of TRG Units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

Insurance

We carry liability insurance to mitigate our exposure to certain losses, including those relating to personal injury claims. We believe our insurance policy terms and conditions and limits are appropriate and adequate given the relative risk of loss and industry practice. However, there are certain types of losses, such as punitive damage awards, which may not be covered by insurance, and not all potential losses are insured against.

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
As of December 31, 2018, we have not yet received insurance proceeds related to our business interruption claim. We have submitted a preliminary claim to our insurer and are in discussions related to the amount to be received and timing of payment. During the years ended December 31, 2018 and 2017, we recorded $1.2 million and $1.1 million, respectively, of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income. During the year ended December 31, 2018, we recognized a reduction of $4.9 million of depreciation expense relating to insurance proceeds received for property damage for which we took write-offs in 2017. During the year ended December 31, 2017, we recognized an estimated depreciation expense of $7 million relating to property damage and the write-off of tenant allowances, which reflects a reduction of $0.9 million related to property damage, included within depreciation expense.

On October 17, 2017, Plaza Internacional Puerto Rico LLC (Plaza Internacional), the owner of The Mall of San Juan (the Mall), filed a civil action in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503), against Saks Fifth Avenue Puerto Rico, Inc. (Saks PR), and Saks Incorporated (Saks Inc.). The lawsuit asks the court to compel Saks PR and Saks Inc. to immediately remediate and repair the Saks Fifth Avenue store (the Store) that was damaged by Hurricane Maria on September 20, 2017, to reopen the Store on the completion of the reconstruction, and to operate the Store in accordance with the Operating Covenant contained in the Construction, Operation and Reciprocal Easement Agreement among Plaza Internacional, Saks PR, and Nordstrom Puerto Rico LLC (Nordstrom PR) made as of April 23, 2013 (the REA). In response, Saks PR and Saks Inc. filed a Counterclaim, alleging that they have no obligation to repair, remediate, reconstruct, or reopen the Store, asserting various alleged breaches of the REA and other operating agreements. Plaza Internacional filed a motion for a preliminary injunction directing Saks PR to repair, reopen, and operate the Store, but, on March 28, 2018, the Court of First Instance denied Plaza Internacional's motion, and, on September 12, 2018, the Court of Appeals of Puerto Rico affirmed that ruling, each without prejudging the merits of the substantive claims. Should Saks PR prevail in the action, Nordstrom PR and other mall tenants may then have the right to terminate their own operating covenants or leases. Plaza Internacional is vigorously prosecuting its claims and defending the Counterclaim. The outcome of the action cannot be predicted, and, at this time, we are unable to estimate the amount of loss that could result from an unfavorable outcome. An unfavorable outcome may have a material and adverse effect on our business and our results of operations.

Other

See Note 8 for TRG's guarantees of certain notes payable, including guarantees relating to Unconsolidated Joint Ventures, Note 9 for contingent features relating to certain joint venture agreements, Note 10 for contingent features relating to derivative instruments, and Note 13 for obligations under existing share-based compensation plans.

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

	Year Ended December 31
	2018	2017	2016
Net income attributable to TCO common shareholders (Numerator):
Basic	$57,952	$55,267	$107,358
Impact of additional ownership of TRG	85	114	257
Diluted	$58,037	$55,381	$107,615

Shares (Denominator) – basic	60,994,444	60,675,129	60,363,416
Effect of dilutive securities	283,271	365,366	466,139
Shares (Denominator) – diluted	61,277,715	61,040,495	60,829,555

Earnings per common share - basic	$0.95	$0.91	$1.78
Earnings per common share - diluted	$0.95	$0.91	$1.77

The calculation of diluted earnings per common share in certain periods excluded certain potential common stock including outstanding TRG Units and unissued TRG Units under a unit option deferral election, both of which may be exchanged for common shares of TCO under the Continuing Offer. The table below presents the potential common stock excluded from the calculation of diluted earnings per common share as they were anti-dilutive in the period presented.

	Year Ended December 31
	2018	2017	2016
Weighted average noncontrolling TRG Units outstanding	4,149,144	4,089,327	3,983,781
Unissued TRG Units under unit option deferral elections	871,262	871,262	871,262

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Disclosures

This note contains required fair value disclosures for assets and liabilities remeasured at fair value on a recurring basis and financial instruments carried at other than fair value, as well as assumptions employed in deriving these fair values.

Recurring Valuations

Derivative Instruments

The fair value of interest rate hedging instruments is the amount that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. Our valuations of our derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and therefore fall into Level 2 of the fair value hierarchy. The valuations reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including forward curves. The fair values of interest rate hedging instruments also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk.

Other

Our valuations of both our investments in an insurance deposit and in SPG common shares utilize unadjusted quoted prices determined by active markets for the specific security we have invested in, and therefore fall into Level 1 of the fair value hierarchy. In connection with the adoption of ASU No. 2016-01 on January 1, 2018 (Note 1), we now measure our investment in SPG common shares at fair value with changes in value recorded through net income. During the year ended December 31, 2018, we recorded $2.1 million of income in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income related to the change in fair value of our SPG common shares investment during the period.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2018 Using		Fair Value Measurements as of December 31, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares (Note 7)	$48,738		$101,348
Insurance deposit	10,121		16,703
Derivative interest rate contracts (Note 10)		$3,530		$939
Total assets	$58,859	$3,530	$118,051	$939

Derivative interest rate contracts (Note 10)		$(5,710)		$(484)
Total liabilities		$(5,710)		$(484)

The insurance deposit shown above represents an escrow account maintained in connection with a property and casualty insurance arrangement for our shopping centers, and is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2018 and 2017, we employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at December 31, 2018 and 2017 were as follows:

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$3,830,195	$3,755,757	$3,555,228	$3,503,071

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2018 by $137.2 million or 3.7%.

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

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2018, 2017, and 2016, net of amounts capitalized of $15.2 million, $12.4 million, and $21.9 million, respectively, was $125.5 million, $100.9 million, and $78.1 million, respectively. In 2018, 2017, and 2016, $0.5 million, $2.5 million and $3.5 million of income taxes were paid, respectively. Other non-cash additions to properties during the years ended December 31, 2018, 2017, and 2016 were $99.4 million, $79.0 million, and $108.6 million, respectively, and primarily represent accrued construction and tenant allowance costs.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

On January 1, 2018, we adopted ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash", which changed the presentation of restricted cash and changes in restricted cash on the Consolidated Statement of Cash Flows (Note 1). The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown on the Consolidated Statement of Cash Flows.

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$48,372	$42,499	$40,603
Restricted cash	94,557	121,905	112,362
Total Cash and Cash Equivalents, and Restricted Cash shown on the Consolidated Statement of Cash Flows	$142,929	$164,404	$152,965

Restricted Cash

We are required to escrow cash balances for specific uses stipulated by certain of our lenders and other various agreements. As of December 31, 2018, 2017, and 2016, our cash balances restricted for these uses were $94.6 million, $121.9 million, and $112.3 million, respectively. Included in our restricted cash balances as of December 31, 2018, 2017, and 2016 were $92.5 million, $119.2 million, and $111.4 million, respectively, of restricted cash held as collateral for financing arrangements related to our Asia investments, which is being held in a foreign account. During the year ended December 31, 2018, 2017, and 2016, the restricted cash balances related to the Asia investments declined by $5.3 million and increased by $2.3 million and $1.4 million, respectively, as a result of exchange rate fluctuations.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the years ended December 31, 2018, 2017, and 2016 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Total
January 1, 2016	$(10,890)	$(16,330)	$(27,220)	$(4,531)	$5,595	$1,064
Other comprehensive income (loss) before reclassifications	(12,251)	(3,044)	(15,295)	(5,088)	(1,264)	(6,352)
Amounts reclassified from AOCI		6,598	6,598		2,741	2,741
Net current period other comprehensive income (loss)	(12,251)	3,554	(8,697)	(5,088)	1,477	(3,611)
Adjustments due to changes in ownership	(6)	7	1	6	(7)	(1)
December 31, 2016	$(23,147)	$(12,769)	$(35,916)	$(9,613)	$7,065	$(2,548)
Other comprehensive income (loss) before reclassifications	23,615	41	23,656	9,688	16	9,704
Amounts reclassified from AOCI		5,364	5,364		2,200	2,200
Net current period other comprehensive income (loss)	23,615	5,405	29,020	9,688	2,216	11,904
Adjustments due to changes in ownership	(84)	61	(23)	84	(61)	23
December 31, 2017	$384	$(7,303)	$(6,919)	$159	$9,220	$9,379
Other comprehensive income (loss) before reclassifications	(16,513)	(26)	(16,539)	(6,727)	(12)	(6,739)
Amounts reclassified from AOCI		(1,286)	(1,286)		(523)	(523)
Net current period other comprehensive income (loss)	(16,513)	(1,312)	(17,825)	(6,727)	(535)	(7,262)
Adjustment related to SPG common shares investment for adoption of ASU No. 2016-01 (Note 1)		(679)	(679)		(276)	(276)
Adjustments due to changes in ownership	1	46	47	(1)	(46)	(47)
December 31, 2018	$(16,128)	$(9,248)	$(25,376)	$(6,569)	$8,363	$1,794

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the year ended December 31, 2018:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$(1,133)	Interest Expense
Realized loss on interest rate contracts - UJVs	188	Equity in Income in UJVs
Realized loss on cross-currency interest rate contract - UJV	(864)	Equity in Income in UJVs
Total reclassifications for the period	$(1,809)

The following table presents reclassifications out of AOCI for the year ended December 31, 2017:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,879	Interest Expense
Realized loss on interest rate contracts - UJVs	2,406	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	2,279	Equity in Income in UJVs
Total reclassifications for the period	$7,564

The following table presents reclassifications out of AOCI for the year ended December 31, 2016:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$5,823	Interest Expense
Realized loss on interest rate contracts - UJVs	3,775	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	(259)	Equity in Income of UJVs
Total reclassifications for the period	$9,339

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$161,492	$152,769	$159,120	$167,489
Equity in income of Unconsolidated Joint Ventures	19,728	14,042	16,910	18,724
Net income	34,596	30,093	38,115	12,938
Net income attributable to TCO common shareholders	18,590	15,307	20,976	3,079
Earnings per common share – basic	$0.31	$0.25	$0.34	$0.05
Earnings per common share – diluted	$0.30	$0.25	$0.34	$0.05

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$149,083	$154,676	$153,222	$172,184
Equity in income of Unconsolidated Joint Ventures	20,118	13,258	13,723	20,275
Net income	32,759	27,663	14,251	38,084
Net income attributable to TCO common shareholders	17,170	13,483	4,363	20,251
Earnings per common share – basic	$0.28	$0.22	$0.07	$0.33
Earnings per common share – diluted	$0.28	$0.22	$0.07	$0.33

In October 2018, we sold 150,000 SPG common shares at an average price of $180.54 per share. Proceeds from the sale were used to pay down our revolving lines of credit.

In December 2017, we converted our remaining 340,124 SPG LP Units to SPG common shares. Upon conversion, we recognized an $11.6 million gain included within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income, which was calculated based on the change in fair value of the SPG share price at the date of conversion from the carrying value.

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the fourth quarter of 2018 and 2017, we incurred $1.0 million and $9.8 million, respectively, of expenses related to the restructuring. During the year ended December 31, 2018 and 2017, we incurred a total of $0.6 million and $13.8 million, respectively, of expenses related to the restructuring.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses", which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for equity securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their organization. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. ASU No. 2016-13 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases", which provides for significant changes to the current lease accounting standard. The primary objective of this ASU is to address off-balance-sheet financing related to operating leases and to introduce a new lessee model that brings substantially all leases onto the balance sheet. ASU No. 2016-02 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. We adopted the new standard on its effective date. We are currently evaluating the application of this ASU and its effect on our financial position and results of operations. We expect the most significant impacts of adoption to include the potential need to expense certain internal leasing costs currently being capitalized, including costs associated with our leasing and legal departments, and the recognition of lease obligations and right-of-use assets for ground and office leases under which we or our joint ventures are the lessee. We expect to add approximately $205 million to $255 million of right-of-use assets and $275 million to $325 million of corresponding liabilities to the Consolidated Balance Sheet as of the implementation date, depending on the ultimate selection of appropriate discount rates for the cash flow under the leases.

In July 2018, the FASB issued ASU No. 2018-11 which includes a practical expedient that allows lessors to not separate non-lease components from the associated lease component. This provides us with the option of not bifurcating certain common area maintenance recoveries as a non-lease component, if certain requirements are met. ASU No. 2018-11 also provides for adoption to occur as of the effective date for ASU No. 2016-02, January 1, 2019, with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected this practical expedient. Upon adoption of the new standard on January 1, 2019, we expect that minimum rents and expense recoveries will be presented as a single revenue line item on the Consolidated Statement of Operations and Comprehensive Income.

For the year ended December 31, 2018, our share of capitalized leasing and tenant coordination costs was approximately $19 million. If the accounting under ASU No. 2016-02 had been applied, we expect that we would have continued to capitalize approximately $13 million of leasing and tenant coordination costs and additionally expensed approximately $6 million in leasing costs.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2018, 2017, and 2016
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net	Balance at end of year
Year Ended December 31, 2018
Allowance for doubtful receivables	$10,237	$3,728		$(3,605)		$10,360
Year Ended December 31, 2017
Allowance for doubtful receivables	$4,311	$11,025		$(5,099)		$10,237
Year Ended December 31, 2016
Allowance for doubtful receivables	$2,974	$4,047		$(2,710)		$4,311

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment	Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)	Total Cost Net of A/D	Encumbrances	Year Opened / Expanded	Year Acquired	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$200,902	$459,638		$660,540	$660,540		$186,424	$474,116		1982 / 2018		40 years
Cherry Creek Shopping Center Denver, CO		99,087	244,177		343,264	343,264		178,334	164,930	$550,000	1990 / 1998 / 2015		40 years
City Creek Shopping Center Salt Lake City, UT		75,229	5,338		80,567	80,567		18,787	61,780	77,068	2012		30 years
Dolphin Mall, Miami, FL	$34,881	222,301	130,070	$34,881	352,371	387,252		138,822	248,430		2001 / 2007 / 2015		50 years
The Gardens on El Paseo Palm Desert, CA	23,500	131,858	8,396	23,500	140,254	163,754		28,935	134,819		1998 / 2010	2011	48 years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773	64,894	15,506	253,667	269,173		134,762	134,411	198,625	1998		50 years
The Mall at Green Hills Nashville, TN	48,551	332,261	114,079	48,551	446,340	494,891		80,193	414,698	150,000	1955 / 2011	2011	40 years
International Market Place Honolulu, HI		539,924			539,924	539,924		71,158	468,766	250,000	2016		50 years
The Mall of San Juan San Juan, PR	17,617	523,479	5,134	17,617	528,613	546,230		84,247	461,983		2015		50 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595	255,209	25,114	422,804	447,918		206,767	241,151	1,000,000	1980 / 1994 / 1995 / 2011		40 years
Taubman Prestige Outlets Chesterfield Chesterfield, MO	16,079	108,934	168	16,079	109,102	125,181		27,805	97,376		2013		50 years
Twelve Oaks Mall Novi, MI	25,410	190,455	97,992	25,410	288,447	313,857		178,654	135,203	296,815	1977 / 1978 / 2007 / 2008		50 years

Other:
Office Facilities	5,123	12,519	72,946	5,123	85,465	90,588		30,888	59,700	12,000		2014	35 years
Peripheral Land	17,551			17,551		17,551			17,551
Construction in Process and Development - pre-construction costs	8,058	7,196	126,350	8,058	133,546	141,604			141,604
Assets under CDD Obligations	3,969	58,512	1,889	3,969	60,401	64,370		36,314	28,056
Other		30,905			30,905	30,905		2,602	28,303
Total	$241,359	$2,889,930	$1,586,280	$241,359	$4,476,210	$4,717,569	(1)	$1,404,692	$3,312,877

Schedule III

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2018, 2017, and 2016 are as follows:

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

	Total Real Estate Assets				Accumulated Depreciation
	2018	2017	2016		2018	2017	2016
Balance, beginning of year	$4,461,045	$4,173,954	$3,713,215	Balance, beginning of year	$(1,276,916)	$(1,147,390)	$(1,052,027)
New development and improvements	306,032	320,977	528,276	Depreciation	(155,133)	(161,091)	(130,433)
Disposals/Write-offs	(49,508)	(33,886)	(67,537)	Disposals/Write-offs	27,357	31,565	35,070
Balance, end of year	$4,717,569	$4,461,045	$4,173,954	Balance, end of year	$(1,404,692)	$(1,276,916)	$(1,147,390)

(1)	The unaudited aggregate cost for federal income tax purposes as of December 31, 2018 was $5.005 billion.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	February 28, 2019	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 28, 2019
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Simon J. Leopold	Executive Vice President, Chief Financial Officer,	February 28, 2019
Simon J. Leopold	and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mayree C. Clark	Director	February 28, 2019
Mayree C. Clark

/s/ Michael J. Embler	Director	February 28, 2019
Michael J. Embler

/s/ Janice L. Fields	Director	February 28, 2019
Janice L. Fields

/s/ Nancy Killefer	Director	February 28, 2019
Nancy Killefer

/s/ Jonathan Litt	Director	February 28, 2019
Jonathan Litt

/s/ Cornelia Connelly Marakovits	Director	February 28, 2019
Cornelia Connelly Marakovits

/s/ Ronald W. Tysoe	Director	February 28, 2019
Ronald W. Tysoe

/s/ Myron E. Ullman, III	Director	February 28, 2019
Myron E. Ullman, III