Form 10-Q
period 2019-03-31
TAUBMAN CENTERS INC
filed 2019-05-01
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019
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

☐ Yes ☒ No

As of April 30, 2019, there were outstanding 61,166,581 shares of common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets:
Properties	$4,732,683	$4,717,569
Accumulated depreciation and amortization	(1,445,644)	(1,404,692)
	$3,287,039	$3,312,877
Investment in Unconsolidated Joint Ventures (Notes 1, 2, and 4)	691,221	673,616
Cash and cash equivalents (Note 13)	38,151	48,372
Restricted cash (Note 13)	97,294	94,557
Accounts and notes receivable (Note 1)	80,246	77,730
Accounts receivable from related parties	733	1,818
Operating lease right-of-use assets (Note 1)	167,287
Deferred charges and other assets	89,423	135,136
Total Assets	$4,451,394	$4,344,106

Liabilities:
Notes payable, net (Note 5)	$3,846,501	$3,830,195
Accounts payable and accrued liabilities	220,701	336,208
Operating lease liabilities (Note 1)	232,702
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Notes 1 and 4)	483,343	477,800
Total Liabilities	$4,783,247	$4,644,203
Commitments and contingencies (Notes 1, 5, 6, 7, 8, and 9)

Redeemable noncontrolling interests (Note 6)	$7,800	$7,800

Equity (Deficit):
Taubman Centers, Inc. Shareholders’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 24,855,694 and 24,862,994 shares issued and outstanding at March 31, 2019 and December 31, 2018	$25	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both March 31, 2019 and December 31, 2018

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both March 31, 2019 and December 31, 2018

Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,161,539 and 61,069,108 shares issued and outstanding at March 31, 2019 and December 31, 2018	612	611
Additional paid-in capital	677,755	676,097
Accumulated other comprehensive income (loss) (Note 12)	(27,501)	(25,376)
Dividends in excess of net income (Notes 1 and 7)	(767,622)	(744,230)
	$(116,731)	$(92,873)
Noncontrolling interests (Notes 1 and 6)	(222,922)	(215,024)
	$(339,653)	$(307,897)
Total Liabilities and Equity	$4,451,394	$4,344,106

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended March 31
	2019	2018
Revenues:
Rental revenues (Note 1)	$144,289
Minimum rents (Note 1)		$86,825
Overage rents	3,141	2,625
Expense recoveries (Note 1)		51,528
Management, leasing, and development services	1,216	794
Other (Note 1)	11,562	19,720
	$160,208	$161,492
Expenses:
Maintenance, taxes, utilities, and promotion	$38,538	$37,637
Other operating (Note 1)	19,225	23,866
Management, leasing, and development services	531	302
General and administrative	8,576	8,493
Restructuring charge (Note 1)	625	(346)
Costs associated with shareholder activism (Note 1)	4,000	3,500
Interest expense	36,885	30,823
Depreciation and amortization	44,956	35,022
	$153,336	$139,297
Nonoperating income (expense) (Notes 9 and 11)	8,733	(7,143)
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$15,605	$15,052
Income tax expense (Note 3)	(539)	(184)
Equity in income of Unconsolidated Joint Ventures (Note 4)	14,672	19,728
Net income	$29,738	$34,596
Net income attributable to noncontrolling interests (Note 6)	(8,230)	(9,623)
Net income attributable to Taubman Centers, Inc.	$21,508	$24,973
Distributions to participating securities of TRG (Note 8)	(627)	(599)
Preferred stock dividends	(5,784)	(5,784)
Net income attributable to Taubman Centers, Inc. common shareholders	$15,097	$18,590

Net income	$29,738	$34,596
Other comprehensive income (loss) (Note 12):
Unrealized gain (loss) on interest rate instruments	(4,888)	6,419
Cumulative translation adjustment	3,318	3,721
Reclassification adjustment for amounts recognized in net income	(1,423)	774
	$(2,993)	$10,914
Comprehensive income	$26,745	$45,510
Comprehensive income attributable to noncontrolling interests	(7,364)	(12,793)
Comprehensive income attributable to Taubman Centers, Inc.	$19,381	$32,717

Basic earnings per common share (Note 10)	$0.25	$0.31

Diluted earnings per common share (Note 10)	$0.25	$0.30

Weighted average number of common shares outstanding – basic	61,124,016	60,917,235

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(893)		3,353						—
Share-based compensation under employee and director benefit plans (Note 8)			154,843	2	(1,535)				(1,533)
Adjustments of noncontrolling interests (Note 6)					(71)	9		10	(52)
Dividends and distributions							(46,331)	(17,087)	(63,418)
Other (Note 12)						(677)	563	(278)	(392)
Net income (excludes $52 of net loss attributable to redeemable noncontrolling interest) (Note 6)							24,973	9,675	34,648
Other comprehensive income (Note 12):
Unrealized gain on interest rate instruments						4,553		1,866	6,419
Cumulative translation adjustment						2,641		1,080	3,721
Reclassification adjustment for amounts recognized in net income						550		224	774
Balance, March 31, 2018	39,437,221	$25	60,991,114	$610	$673,727	$157	$(667,602)	$(176,778)	$(169,861)
Cash dividends declared per:
Common share				$0.655
Series J cumulative preferred share		$0.40625
Series K cumulative preferred share		$0.390625

Balance, January 1, 2019	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(7,300)		7,300						—
Share-based compensation under employee and director benefit plans (Note 8)			85,131	1	1,829				1,830
Adjustments of noncontrolling interests (Note 6)					(171)	2		76	(93)
Dividends and distributions							(47,694)	(17,194)	(64,888)
Adjustments of equity pursuant to adoption of ASC 842 (Note 1)							3,156	1,763	4,919
Other							(362)		(362)
Net income (excludes $93 of net loss attributable to redeemable noncontrolling interest) (Note 6)							21,508	8,323	29,831
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(3,475)		(1,413)	(4,888)
Cumulative translation adjustment						2,359		959	3,318
Reclassification adjustment for amounts recognized in net income						(1,011)		(412)	(1,423)
Balance, March 31, 2019	39,355,694	$25	61,161,539	$612	$677,755	$(27,501)	$(767,622)	$(222,922)	$(339,653)
Cash dividends declared per:
Common share				$0.675
Series J cumulative preferred share		$0.40625
Series K cumulative preferred share		$0.390625
See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2019	2018
Cash Flows From Operating Activities:
Net income	$29,738	$34,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,956	35,022
Provision for bad debts		3,913
Fluctuation in fair value of equity securities (Note 11)	(3,346)	10,262
Loss from Unconsolidated Joint Ventures in excess of distributions	(1,684)	(1,206)
Non-cash operating lease expense	509
Other	3,499	4,103
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(3,084)	(1,193)
Accounts payable and accrued liabilities	(27,420)	(35,310)
Net Cash Provided By Operating Activities	$43,168	$50,187

Cash Flows From Investing Activities:
Additions to properties	$(47,006)	$(58,676)
Proceeds from sale of equity securities (Note 11)	52,077
Insurance proceeds for capital items at The Mall of San Juan (Note 9)		4,787
Contributions to Unconsolidated Joint Ventures (Note 2)	(16,900)	(1,253)
Distributions from Unconsolidated Joint Ventures in excess of income	8,418	777
Other	23	22
Net Cash Used In Investing Activities	$(3,388)	$(54,343)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net	$18,475	$13,295
Debt proceeds		550,000
Debt payments	(2,871)	(476,654)
Debt issuance costs		(2,925)
Issuance of common stock and/or TRG Units in connection with incentive plans	(581)	(2,293)
Distributions to noncontrolling interests	(17,194)	(17,087)
Distributions to participating securities of TRG	(627)	(599)
Cash dividends to preferred shareholders	(5,784)	(5,784)
Cash dividends to common shareholders	(41,283)	(39,948)
Net Cash Provided By (Used In) Financing Activities	$(49,865)	$18,005

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 13)	$2,601	$2,621

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	(7,484)	16,470

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (Note 13)	142,929	164,404

Cash, Cash Equivalents, and Restricted Cash at End of Period (Note 13)	$135,445	$180,874

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 71% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we", "us", and "our'" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand shopping centers and interests therein. Our owned portfolio as of March 31, 2019 included 23 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties.

The Consolidated Businesses consist of shopping centers and entities that are controlled, by ownership or contractual agreements, by TRG, the Manager, or Taubman Properties Asia LLC and its subsidiaries and affiliates (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us by over which we have significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method.

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield. As of May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG), and TSG leases the land from us through a long-term, participating ground lease. Both we and TSG have the ability to terminate the ground lease in the event that a redevelopment has not begun within five years, with the buildings and improvements reverting to us upon such a termination. We will defer recognition of a sale of the building and improvements and maintain the property on our Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing a redevelopment. The shopping center has been excluded from our owned shopping center portfolio disclosure above.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except share data or as otherwise noted.

Consolidation

The consolidated financial statements of TCO include all accounts of TCO, TRG, and our consolidated businesses, including the Manager and Taubman Asia. All intercompany transactions have been eliminated. The entities included in these consolidated financial statements are separate legal entities and maintain records and books of account separate from any other entity. However, inclusion of these separate entities in the consolidated financial statements does not mean that the assets and credit of each of these legal entities are available to satisfy the debts or other obligations of any other such legal entity included in the consolidated financial statements.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TCO's sole asset is an approximate 71% general partnership interest in TRG and, consequently, substantially all of TCO's consolidated assets and liabilities are assets and liabilities of TRG. All of TCO's debt (Note 5) is an obligation of TRG or our consolidated subsidiaries. Note 5 also provides disclosure of guarantees provided by TRG to certain consolidated joint ventures and UJVs. Note 6 provides additional disclosures of the carrying balance of the noncontrolling interests in our consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

Investments in UJVs are accounted for under the equity method. We have evaluated our investments in UJVs under guidance for determining whether an entity is a VIE and have concluded that the ventures are not VIEs. Accordingly, we account for our interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). Our partners or other owners in these UJVs have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and we have concluded that the equity method of accounting is appropriate for these interests. Specifically, our 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have participating rights over annual operating budgets, capital spending, refinancing, or sale of the property. We provide our beneficial interest in certain financial information of our UJVs (Notes 4 and 5). This beneficial information is derived as our ownership interest in the investee multiplied by the specific financial statement item being presented. Investors are cautioned that deriving our beneficial interest in this manner may not accurately depict the legal and economic implications of holding a noncontrolling interest in the investee.

Ownership

In addition to common stock, we had three classes of preferred stock outstanding (Series B, J, and K) as of March 31, 2019. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. We own corresponding Series J and Series K Preferred Equity interests in TRG that entitle us to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on TCO's Series J and Series K Preferred Stock.

We are also obligated to issue to the noncontrolling partners of TRG, upon subscription, one share of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Share) per each unit of limited partnership in TRG (TRG Unit). Each Series B Preferred Share entitles the holder to one vote per share on all matters submitted to our shareholders. The holders of Series B Preferred Shares, voting as a class, have the right to designate up to four nominees for election as directors of TCO. On all other matters on which the holders of common stock are entitled to vote, including the election of directors, the holders of Series B Preferred Shares will vote with the holders of common stock. The holders of Series B Preferred Shares are not entitled to dividends or earnings of TCO. The Series B Preferred Shares are convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

Outstanding voting securities of TCO at March 31, 2019 consisted of 24,855,694 shares of Series B Preferred Stock and 61,161,539 shares of common stock.

TRG

At March 31, 2019, TRG’s equity included two classes of preferred equity (Series J and K) and the net equity of the TRG unitholders. Net income and distributions of TRG are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in TRG in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by TCO and are eliminated in consolidation.

TCO's ownership in TRG at March 31, 2019 consisted of a 71% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. Our average ownership percentage in TRG for both the three months ended March 31, 2019 and 2018 was 71%. At March 31, 2019, TRG had 86,031,993 TRG Units outstanding, of which we owned 61,161,539 TRG Units. Disclosures about TRG Units outstanding exclude TRG Profits Units granted or other share-based grants for which TRG Units may eventually be issued (Note 8).

The remaining approximate 29% of TRG Units are owned by TRG's partners other than TCO, including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (the Revocable Trust).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of individual types of revenues may be affected differently by economic factors. Under Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers", we are required to disclose a disaggregation of our revenues derived from contracts from customers that considers economic differences between revenue types. The following table summarizes our disaggregation of consolidated revenues for this purpose.

	Three Months Ended March 31
	2019	2018
Expense recoveries (1)		$51,528
Shopping center and other operational revenues (2)	$11,562	10,820
Management, leasing, and development services	1,216	794
Total revenue from contracts with customers	$12,778	$63,142

(1)
Pursuant to our adoption of ASC Topic 842, "Leases", beginning January 1, 2019, expense recoveries has been combined with minimum rent on the Consolidated Statement of Operations and Comprehensive Income (Loss) into Rental Revenues and is no longer required to be disaggregated.

(2)
Represents consolidated Other revenue reported on the Consolidated Statement of Operations and Comprehensive Income (Loss) excluding lease cancellation income for the three months ended March 31, 2018. Pursuant to the adoption of ASC Topic 842, "Leases", beginning January 1, 2019, lease cancellation income is now presented in Rental Revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when we have a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of March 31, 2019, we had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to our performance obligations that were unsatisfied, or partially unsatisfied, as of March 31, 2019 were inconsequential.

Restructuring Charge

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. retail industry. During the three months ended March 31, 2019, we incurred $0.6 million of expense related to our restructuring efforts. During the three months ended March 31, 2018, we recorded a change in estimate to previously recognized restructuring charges resulting in a reversal of expense of $0.3 million. These expenses and changes in estimates thereto have been separately classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income (Loss). As of March 31, 2019, $0.2 million of the restructuring costs recognized during 2018 and 2019 were unpaid and remained accrued.

Costs Associated with Shareholder Activism

During the three months ended March 31, 2019 and 2018, we incurred $4.0 million and $3.5 million, respectively, of expense associated with activities related to shareholder activism, largely legal and advisory services. Also included in the activism costs is a retention program for certain employees. Given the uncertainties associated with shareholder activism and to ensure the retention of top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and our Board of Directors believe these benefits are instrumental in ensuring the continued success of TCO during the retention period. Due to the unusual and infrequent nature of these expenses in our history, they have been separately classified as Costs Associated with Shareholder Activism on our Consolidated Statement of Operations and Comprehensive Income (Loss). Unvested incentive benefits under the retention awards as of March 31, 2019 were $0.6 million, which will be recognized as service is rendered through December 31, 2019.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Responsibility to Evaluate Our Ability to Continue as a Going Concern

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

Adoption of ASC Topic 842 ("Leases")

On January 1, 2019, we adopted ASC Topic 842, "Leases". ASC Topic 842 addresses off-balance sheet financing related to operating leases and introduces a new lessee model that bring substantially all leases onto the balance sheet. We adopted ASC Topic 842, recognizing operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee on our Consolidated Balance Sheet, as of the date of adoption. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases. We also began expensing certain indirect leasing costs, which were capitalizable under the previous lease accounting standard. For the three months ended March 31, 2019, we expensed $1.4 million of leasing costs under ASC Topic 842 that would have been capitalized under the previous accounting standard.
We implemented ASC Topic 842 using certain practical expedients. As a result of these elections, we did not reassess whether any existing contracts contained a lease, the lease classification of existing leases, or the initial direct costs of existing leases. In addition, in instances where we are the lessor, we elected to not separate non-lease components, most significantly certain common area maintenance recoveries, from the associated lease components. Due to this election, minimum rents and expense recoveries were combined into a single revenue line item, Rental Revenues, on our Consolidated Statement of Operations and Comprehensive Income (Loss). We also elected the optional transition method to apply the provisions of ASC Topic 842 as of the adoption date, rather than the earliest period presented. As such, the requirements of ASC Topic 842 were not applied in the comparative periods presented in our consolidated financial statements.
In connection with the adoption of ASC Topic 842, lease cancellation payments from our tenants are now included in Rental Revenues on our Consolidated Statement of Operations and Comprehensive Income (Loss) and recognized on a straight-line basis over the remaining lease term, if any. Lease cancellation income is now presented in Rental Revenues on our Consolidated Statement of Operations and Comprehensive Income (Loss). Lease cancellation income was previously accounted for under ASC Topic 606 and presented in Other revenue on our Consolidated Statement of Operations and Comprehensive Income (Loss).

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Future rental revenues under operating leases in effect at March 31, 2019 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2019	$337,575
2020	438,542
2021	393,565
2022	346,388
2023	309,854
Thereafter	953,455

Certain shopping centers, as lessees, have ground and office leases expiring at various dates through the year 2105. As of March 31, 2019, these leases had an average remaining lease term of approximately 51 years. One center has an option to extend the term for three, 10-year periods and another center has the option to extend the lease term for one additional 10-year period. As of March 31, 2019, these extension options were not considered reasonably assured of being exercised and therefore were excluded from the respective lease terms for these centers. We also lease certain of our office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2022.
In order to determine the operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee, we utilized a synthetic corporate yield curve to determine an incremental borrowing rate for each of our leases. Significant judgment was required to develop the yield curve, which utilized certain peer and market observations. As of March 31, 2019, the weighted average discount rate for operating leases reported on our Consolidated Balance Sheet was 6.2%. In instances where variable consideration not dependent upon an index or rate existed, such future payments were excluded from the determination of the related operating lease liability and right-of-use asset.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For leases existing as of the adoption date of ASC Topic 842, rent expense is recognized on a straight-line basis. Rental expense under operating leases was $4.2 million for both the three months ended March 31, 2019 and 2018. There was no contingent rent expense under operating leases for the three months ended March 31, 2019 and 2018. Payables representing straight-line rent adjustments under lease agreements were $64.8 million as of December 31, 2018. These amounts are now presented within Operating Lease Liabilities on our Consolidated Balance Sheet upon adoption of ASC Topic 842.

The following is a schedule of future minimum rental payments required under operating leases:

2019	$10,949
2020	13,643
2021	12,584
2022	13,982
2023	14,142
Thereafter	723,068

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
International Market Place, a shopping center located in Waikiki, Honolulu, Hawaii, is subject to a long-term participating ground lease. In addition to minimum rent included in the table above, we may pay contingent rent based on the performance of the center.

Accounts Receivable and Uncollectible Tenant Revenues

In connection with the adoption of ASC Topic 842, we now review the collectibility of both billed and accrued charges under our tenant leases each quarter taking into consideration the tenant’s historical payment status, credit profile, and known issues related to tenant operations. For any tenant receivable balances thought to be uncollectible, we now record an offset for uncollectible tenant revenues directly to Rental Revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss). Uncollectible tenant revenues were previously reported as bad debt expense in Other Operating expense on our Consolidated Statement of Operations and Comprehensive Income (Loss). Our allowance for doubtful accounts as of December 31, 2018 was $10.4 million.

As a result of the above change in evaluation in uncollectible tenant revenues, the allowance for doubtful accounts was written off and an entry was recorded as of January 1, 2019 to adjust the receivables and equity balances of our Consolidated Businesses and Unconsolidated Joint Ventures. This resulted in a cumulative effect adjustment increasing Dividends in Excess of Net Income by $3.2 million and Non-redeemable Noncontrolling Interest by $1.8 million on our Consolidated Balance Sheet with offsetting increases in Accounts and Notes Receivable, Investment in Unconsolidated Joint Ventures, and Distributions in Excess of Investments In and Net Income of Unconsolidated Joint Ventures balances on our Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Partial Disposition of Ownership Interests, Redevelopment, and Development

Partial Disposition of Ownership Interests

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). Following the transactions, which are subject to customary closing conditions and are expected to close throughout 2019, we will retain a 17.15% ownership interest in Starfield Hanam, a 25% ownership interest in CityOn.Xi'an, and a 24.5% ownership interest in CityOn.Zhengzhou. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee. The interests to be sold were valued at $480 million as of the sale agreement date, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets.

Redevelopment

We have an ongoing redevelopment project at The Mall at Green Hills, which is expected to be completed in June 2019. This redevelopment project is expected to cost approximately $200 million. As of March 31, 2019, our total capitalized costs related to this redevelopment project was $149.9 million.

Asia Development

Starfield Anseong

We have partnered with Shinsegae Group, our partner in Starfield Hanam, to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. We own a 49% interest in the project and no longer expect to admit an additional capital partner during the development period. The shopping center is scheduled to open in late 2020. As of March 31, 2019, we have invested $110.3 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

Our income tax expense (benefit) for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31
	2019	2018
Federal deferred	$193	$(87)
Foreign current	120	172
Foreign deferred	115	138
State current	19	3
State deferred	92	(42)
Total income tax expense	$539	$184

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018 were as follows:

	2019	2018
Deferred tax assets:
Federal	$5,470	$5,662
Foreign	1,600	1,655
State	1,024	807
Total deferred tax assets	$8,094	$8,124
Valuation allowances	(1,815)	(1,744)
Net deferred tax assets	$6,279	$6,380
Deferred tax liabilities:
Foreign	$1,851	$2,454
Total deferred tax liabilities	$1,851	$2,454

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on peripheral land sales, the profitability of Taubman Asia's operations, and other factors affecting the results of operations of the taxable REIT subsidiaries. The valuation allowances relate to net operating loss carryforwards and tax basis differences where there is uncertainty regarding their realizability.

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

Shopping Center	Ownership as of March 31, 2019 and December 31, 2018
CityOn.Xi'an (1)	50%
CityOn.Zhengzhou (1)	49
Country Club Plaza	50
Fair Oaks Mall	50
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Anseong (under development)	Note 2
Starfield Hanam (1)	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)
We entered into agreements to sell 50% of our ownership interests in CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam in February 2019, which are subject to customary closing conditions and are expected to close throughout 2019 (Note 2).

The carrying value of our investment in Unconsolidated Joint Ventures differs from our share of the partnership or members’ equity reported on the combined balance sheet of the Unconsolidated Joint Ventures due to (i) the cost of our investment in excess of the historical net book values of the Unconsolidated Joint Ventures and (ii) TRG’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the Unconsolidated Joint Ventures. Our additional basis allocated to depreciable assets is recognized on a straight-line basis over 40 years. TRG’s differences in bases are amortized over the useful lives or terms of the related assets and liabilities.

On our Consolidated Balance Sheet, we separately report our investment in Unconsolidated Joint Ventures for which accumulated distributions have exceeded investments in and net income of the Unconsolidated Joint Ventures. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization. In addition, any distributions related to refinancing of the centers further decrease the net equity of the shopping centers.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for our Unconsolidated Joint Ventures, followed by TRG's beneficial interest in the combined operations information. The combined financial information of the Unconsolidated Joint Ventures as of March 31, 2019 and December 31, 2018 excludes the balances of Starfield Anseong, which is currently under development (Note 2). Beneficial interest is calculated based on TRG's ownership interest in each of the Unconsolidated Joint Ventures.

	March 31, 2019	December 31, 2018
Assets:
Properties	$3,729,197	$3,728,846
Accumulated depreciation and amortization	(880,591)	(869,375)
	$2,848,606	$2,859,471
Cash and cash equivalents	193,326	161,311
Accounts and notes receivable (1)	133,234	131,767
Operating lease right-of-use assets (1)	11,517
Deferred charges and other assets	133,459	140,444
	$3,320,142	$3,292,993

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net	$2,856,140	$2,815,617
Accounts payable and other liabilities	413,169	426,358
Operating lease liabilities (1)	13,271
TRG's accumulated deficiency in assets (1)	(61,537)	(49,465)
Unconsolidated Joint Venture Partners' accumulated equity in assets (1)	99,099	100,483
	$3,320,142	$3,292,993

TRG's accumulated deficiency in assets (above)	$(61,537)	$(49,465)
TRG's investment in Starfield Anseong (Note 2) plus advances to CityOn.Zhengzhou and Starfield Hanam	165,523	140,743
TRG basis adjustments, including elimination of intercompany profit	57,201	57,360
TCO's additional basis	46,691	47,178
Net investment in Unconsolidated Joint Ventures	$207,878	$195,816
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	483,343	477,800
Investment in Unconsolidated Joint Ventures	$691,221	$673,616

(1) Upon adoption of ASC Topic 842, "Leases" on January 1, 2019, we valued our operating lease obligations and recorded operating lease liabilities and related right-of-use assets. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2019	2018
Revenues (1)	$142,641	$155,288
Maintenance, taxes, utilities, promotion, and other operating expenses (1)	$47,875	$52,790
Interest expense	32,498	32,467
Depreciation and amortization	32,971	32,784
Total operating costs	$113,344	$118,041
Nonoperating income, net	401	347
Income tax expense	(1,679)	(1,416)
Net income	$28,019	$36,178

Net income attributable to TRG	$14,293	$18,706
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	866	1,509
Depreciation of TCO's additional basis	(487)	(487)
Equity in income of Unconsolidated Joint Ventures	$14,672	$19,728

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$49,417	$54,244
Interest expense	(16,776)	(16,751)
Depreciation and amortization	(17,192)	(17,055)
Income tax expense	(777)	(710)
Equity in income of Unconsolidated Joint Ventures	$14,672	$19,728

(1) Upon adoption of ASC Topic 842, "Leases", uncollectible tenant revenues are now being recorded in Rental Revenues (Note 1).

Related Party

We have a note receivable outstanding with CityOn.Zhengzhou, which was originally issued for the purpose of funding development costs. The balance of the note receivable was $44.8 million and $43.6 million as of March 31, 2019 and December 31, 2018, respectively, and was classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. We also have a related party receivable from Starfield Hanam of $10.3 million as of March 31, 2019, which was classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet. This receivable is related to normal distributions payable by the joint venture to the joint venture partners.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Beneficial Interest in Debt and Interest Expense

TRG's beneficial interest in the debt, capitalized interest, and interest expense of our consolidated subsidiaries and our Unconsolidated Joint Ventures is summarized in the following table. TRG's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%) and International Market Place (6.5%).

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
March 31, 2019	$3,846,501		$2,856,140	$3,555,870		$1,457,611
December 31, 2018	3,830,195		2,815,617	3,539,588		1,437,445

Capitalized interest:
Three Months Ended March 31, 2019	$2,057	(1)	$33	$2,053	(1)	$18
Three Months Ended March 31, 2018	3,293		—	3,285		—

Interest expense:
Three Months Ended March 31, 2019	$36,885		$32,498	$33,860		$16,776
Three Months Ended March 31, 2018	30,823		32,467	27,818		16,751

(1)
We capitalize interest costs incurred in funding our equity contributions to development projects accounted for as Unconsolidated Joint Ventures. The capitalized interest cost is included in our basis in our investment in Unconsolidated Joint Ventures. Such capitalized interest reduces interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss) and in the table above is included within Consolidated Subsidiaries.

Upcoming Maturity

The $150 million loan for The Mall at Green Hills matures in December 2019. We expect to exercise the second and final one-year extension option upon maturity.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as the $300 million and $250 million unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2019, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our covenants and loan obligations as of March 31, 2019. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the August 2018 financing at International Market Place, TRG provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250 million loan is interest only during the initial three-year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of March 31, 2019 was $1.0 million. We believe the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, TRG provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of March 31, 2019, the interest rate swap was an asset and in a receivable position for unpaid interest. We believe the likelihood of a payment under the guarantee to be remote.

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

The Former Asia President has an ownership interest in Taubman Asia. This interest entitles the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities undergone prior to the Successor Asia President obtaining an ownership interest (see below) being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by TRG for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. TRG has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to TRG's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon Taubman Asia's properties reaching certain specified milestones. The redemption price for the ownership interest is the fair value of the ownership interest less the amount required to return TRG's preferred interest. We have determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and account for it as a contingently redeemable noncontrolling interest. We present as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into Level 3 of the fair value hierarchy. As of both March 31, 2019 and December 31, 2018, the carrying amount of this redeemable equity was $7.8 million. Adjustments to the redemption value are recorded through equity.

In April 2016, we reacquired half of the Former Asia President’s previous 10% ownership interest in Taubman Asia for $7.2 million. The Former Asia President contributed $2 million to Taubman Asia, which may be returned, in part or in whole, upon satisfaction of the re-evaluation of the full liquidation value of Taubman Asia as of April 2016; such re-evaluation will be performed at the Former Asia President's election on or after the third anniversary of the opening of specified Asia projects. The Former Asia President’s current 5% interest is puttable beginning in 2019 at the earliest and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet.

The Successor Asia President also has an ownership interest in Taubman Asia. This interest entitles the Successor Asia President to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by TRG for Taubman Asia's operating and investment activities subsequent to the Successor Asia President obtaining his ownership interest. TRG has a preferred investment in Taubman Asia to the extent the Successor Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to TRG's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Successor Asia President has the ability to put, the Successor Asia President’s ownership interest upon specified terminations of the Successor Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as January 2022) of the fair value of the ownership interest less the amount required to return TRG's preferred interest. We have determined that the Successor Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and account for it as a contingently redeemable noncontrolling interest. As of both March 31, 2019 and December 31, 2018, the carrying amount of this redeemable equity was zero. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Market Place

We own a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation and no right to contribute capital. We are entitled to a preferential return on our capital contributions. We have the right to purchase the joint venture partner's interest and the joint venture partner has the right to require us to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, we account for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both March 31, 2019 and December 31, 2018. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	Three Months Ended March 31
	2019	2018
Balance, January 1	$7,800	$7,500
Allocation of net loss	(93)	(52)
Adjustments of redeemable noncontrolling interest	93	52
Balance, March 31	$7,800	$7,500

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of March 31, 2019 and December 31, 2018 included the following:

	2019	2018
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(155,120)	$(156,470)
Noncontrolling interests in partnership equity of TRG	(67,802)	(58,554)
	$(222,922)	$(215,024)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended March 31, 2019 and 2018 included the following:

	Three Months Ended March 31
	2019	2018
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,522	$1,396
Noncontrolling share of income of TRG	6,801	8,279
	$8,323	$9,675
Redeemable noncontrolling interest:	(93)	(52)
	$8,230	$9,623

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in TCO’s ownership interest in consolidated subsidiaries on TCO’s equity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Net income attributable to TCO common shareholders	$15,097	$18,590
Transfers (to) from the noncontrolling interest:
(Decrease) increase in TCO’s paid-in capital for adjustments of noncontrolling interest (1)	(171)	(71)
Net transfers (to) from noncontrolling interests	(171)	(71)
Change from net income attributable to TCO and transfers (to) from noncontrolling interests	$14,926	$18,519

(1)
In 2019 and 2018, adjustments of the noncontrolling interest were made as a result of changes in our ownership of TRG in connection with our share-based compensation under employee and director benefit plans (Note 8), issuances of common stock pursuant to the Continuing Offer (Note 9), and in connection with the accounting for the Former Asia President's redeemable ownership interest.

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2019, we held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $370 million at March 31, 2019, compared to a book value of $(155.1) million that is classified in Noncontrolling Interests on our Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

Note 7 - Derivative and Hedging Activities

Risk Management Objective and Strategies for Using Derivatives

We use derivative instruments, such as interest rate swaps and interest rate caps, primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. Our interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. In a forward starting swap or treasury lock agreement that we cash settle in anticipation of a fixed rate financing or refinancing, we will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.

We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, we had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate		Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	125,000	3.02%	(2)	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	75,000	3.02%	(2)	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	3.02%	(2)	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%		1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	161,306	1.83%		1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%		1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payment accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. We are currently using these swaps to manage interest rate risk on the $300 million unsecured term loan. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.39% to 4.04% during the swap period.

(2)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payment accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow beginning with the March 2019 effective date of these swaps. As of March 31, 2019, we are using these swaps to manage interest rate risk on the $250 million unsecured term loan. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 4.27% to 4.92% during the swap period.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

We recognize all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of Other Comprehensive Income (OCI).

Amounts reported in Accumulated Other Comprehensive Income (AOCI) related to currently outstanding interest rate derivatives are recognized as an adjustment to income as interest payments are made on our variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. Amounts reported in AOCI related to the cross-currency interest rate swap are recognized as an adjustment to income as transaction gains or losses arising from the remeasurement of foreign currency denominated loans are recognized and as actual interest and principal obligations are repaid.

We expect that approximately $0.1 million of AOCI of TCO and the noncontrolling interests will be reclassified from AOCI and recognized as an increase of income in the following 12 months.

The following tables present the effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31			Three Months Ended March 31
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(5,716)	$5,872	Interest Expense	$838	$(463)
Interest rate contracts – UJVs	(625)	1,372	Equity in Income of UJVs	137	(306)
Cross-currency interest rate contract – UJV	30	(51)	Equity in Income of UJVs	448	(5)
Total derivatives in cash flow hedging relationships	$(6,311)	$7,193		$1,423	$(774)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of our derivative financial instruments as reported on the Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018.

		Fair Value
	Consolidated Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets	$346	$3,530
Interest rate contract - UJV	Investment in UJVs	720	1,345
Total assets designated as hedging instruments		$1,066	$4,875

Liability derivatives:
Interest rate contracts – consolidated subsidiary	Accounts Payable and Accrued Liabilities	$(8,242)	$(5,710)
Cross-currency interest rate contract – UJV	Investment in UJVs	(519)	(963)
Total liabilities designated as hedging instruments		$(8,761)	$(6,673)

Contingent Features

Our outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on TRG's indebtedness. As of March 31, 2019, we are not in default on any indebtedness that would trigger a credit-risk-related default on our current outstanding derivatives.
As of March 31, 2019 and December 31, 2018, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $8.8 million and $6.7 million, respectively. As of March 31, 2019 and December 31, 2018, we were not required to post any collateral related to these agreements. If we breached any of these provisions we would be required to settle our obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Share-Based Compensation

General

In May 2018, our shareholders approved The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan (2018 Omnibus Plan). The 2018 Omnibus Plan provides for the award of restricted shares, restricted share units, restricted profits units of TRG (TRG Profits Units), options to purchase common shares, unrestricted shares, and dividend equivalent rights, in each case with or without performance conditions, to acquire up to an aggregate of 2.8 million common shares or TRG Profits Units to directors, officers, employees, and other service providers of TCO and our affiliates. Every share or TRG Profits Unit subject to awards under the 2018 Omnibus Plan shall be counted against this limit as one share or TRG Profits Unit for every one share or TRG Profits Unit granted. The amount of shares or TRG Profits Units available for future grants is adjusted when the number of contingently issuable common shares or units are settled. If an award issued under the 2018 Omnibus Plan is forfeited, expires without being exercised, or is used to pay tax withholding on such award, the shares or TRG Profits Units become available for issuance under new awards. TRG Profits Units are intended to constitute "profits interests" within the meaning of Treasury authority under the Internal Revenue Code of 1986, as amended. In addition, non-employee directors have the option to defer their compensation under a deferred compensation plan. The 2018 Omnibus Plan allows us to permit or require the deferral of all or a part of an award payment into a deferred compensation arrangement. Prior to the adoption of the 2018 Omnibus Plan, we provided share-based compensation through The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan (2008 Omnibus Plan), as amended, which expired in May 2018. Awards that were issued under the 2008 Omnibus Plan are still outstanding and will be paid out of the 2008 Omnibus Plan upon vesting.

TRG Profits Units

The following types of TRG Profits Units awards were granted to certain senior management employees in prior years: (1) a time-based award with a three-year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three-year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three-year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units vested if absolute TSR is not positive over a three-year period. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see 2019 Awards - Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of either TRG Units or common shares being issued at vesting under the TRG Profits Units program and the Performance Share Unit program, respectively.

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

All currently unvested TRG Profits Units will vest by March 2021, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. Each holder of a TRG Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested TRG Profits Units have not achieved the applicable criteria for conversion to TRG Units, vesting and economic equivalence to a TRG Unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 Awards - Other Management Employee Grants

During 2019, other types of awards granted to management employees include those described below. These vest in March 2022, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

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

NOI - Based Performance Share Units (NOI PSU) - Each NOI PSU represents the right to receive, upon vesting, shares of common stock ranging from 0-300% of the NOI PSU based on our NOI performance, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period. These awards also provide for a cap on the maximum number of units vested if absolute TSR is not positive over a three-year period.

Restricted Share Units (RSU) - Each RSU represents the right to receive upon vesting one share of common stock, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period.

Expensed and Capitalized Costs

The compensation cost charged to income for our share-based compensation plans was $2.3 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of Activity for the Three Months Ended March 31, 2019

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	69,285		$57.93
Units recovered and cancelled (1)	(368)		59.49
Outstanding at March 31, 2019	68,917		$57.92

Fully vested at March 31, 2019	46,506	(2)	$59.45

(1)
This reflects the recovery and cancellation of previously granted Restricted TRG Profits Units, which vested on March 1, 2019, as a result of the actual cash distributions made during the vesting period.

(2)
These Restricted TRG Profits Units will not convert to TRG Units until certain tax-driven requirements are satisfied. In the event that vested Restricted TRG Profits Units have not achieved the criteria for conversion on the 10th anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the agreement.

As of March 31, 2019, there was $0.5 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.4 years.

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	148,078		$25.17
Units recovered and cancelled (1)	(76,489)		26.42
Outstanding at March 31, 2019	71,589		$23.84

Fully vested at March 31, 2019	21,169	(2)	$26.30

(1)
This reflects the recovery and cancellation of previously granted (300% of target grant amount) Relative TSR Performance-based TRG Profits Units, which vested on March 1, 2019, as a result of the performance payout ratio of 22% and the actual cash distributions made during the vesting period. That is, despite the completion of applicable employee service requirements, the number of Relative TSR Performance-based TRG Profits Units ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

(2)
These Relative TSR Performance-based TRG Profits Units will not convert to TRG Units until certain tax-driven requirements are satisfied. In the event that vested Relative TSR Performance-based TRG Profits Units have not achieved the criteria for conversion on the 10th anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the agreement.

As of March 31, 2019, there was $0.5 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.5 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	149,949		$19.29
Units recovered and cancelled (1)	(68,730)		17.47
Outstanding at March 31, 2019	81,219		$18.51

Fully vested at March 31, 2019	30,800	(2)	$18.86

(1)
This reflects the recovery and cancellation of previously granted (300% of target grant amount) NOI Performance-based TRG Profits Units, which vested on March 1, 2019, as a result of the performance payout ratio of 30% and the actual cash distributions made during the vesting period. That is, despite the completions of applicable employee service requirements, the number of NOI Performance-based TRG Profits Units ultimately considered earned is determined by the extent to which the NOI performance measure was achieved during the performance period.

(2)
These NOI Performance-based TRG Profits Units will not convert to TRG Units until certain tax-driven requirements are satisfied. In the event that vested NOI Performance-based TRG Profits Units have not achieved the criteria for conversion on the 10th anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the agreement.

As of March 31, 2019, there was $0.4 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.4 years.

TSR - Based Performance Share Units

	Number of TSR PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	14,197	$79.13
Granted	20,936	85.44
Outstanding at March 31, 2019	35,133	$82.89

As of March 31, 2019, there was $2.4 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 2.5 years.

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	14,197	$60.59
Granted	20,936	52.41
Outstanding at March 31, 2019	35,133	$55.71

As of March 31, 2019, there was $1.5 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 2.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

	Number of RSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	184,673	$63.44
Vested	(51,958)	69.73
Granted	87,720	52.41
Forfeited	(3,309)	58.13
Outstanding at March 31, 2019	217,126	$57.56

As of March 31, 2019, there was $7.8 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.2 years.

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

Based on a market value at March 31, 2019 of $52.88 per share for our common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.3 billion. The purchase of these interests at March 31, 2019 would have resulted in us owning an additional 28% interest in TRG.

Continuing Offer

We have made a continuing, irrevocable offer (the Continuing Offer) to all present holders of TRG Units (other than a certain excluded holder, currently TVG), permitted assignees of all present holders of TRG Units, those future holders of TRG Units as we may, in our sole discretion, agree to include in the Continuing Offer, all future optionees under the 2018 Omnibus Plan to exchange shares of common stock for TRG Units. Under the Continuing Offer agreement, one TRG Unit is exchangeable for one share of common stock. Upon a tender of TRG Units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. Our hurricane coverage includes a single deductible of $2 million, which was recognized as depreciation expense in 2017, and policy limits of $900 million, all subject to various terms and conditions. However, insurance proceeds have been lagging and were not received in the same period the losses were incurred.
During the three months ended March 31, 2019, we recognized $4.0 million of insurance proceeds related to our business interruption claim. We are still in discussions with our insurer and expect to recognize additional business interruption proceeds in future periods, however the amount to be received and timing of payment is uncertain. During the three months ended March 31, 2019 and 2018, we recorded an inconsequential amount and $0.7 million, respectively, of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). Additionally, during the three months ended March 31, 2018, we recognized a reduction of $3.9 million of depreciation expense relating to insurance proceeds received for property damage for which we took write-offs in 2017. During the three months ended March 31, 2019, we did not recognize any such reduction of depreciation expense.
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
Other

See Note 5 for TRG's guarantees of certain notes payable, including guarantees relating to Unconsolidated Joint Ventures, Note 6 for contingent features relating to certain joint venture agreements, Note 7 for contingent features relating to derivative instruments, and Note 8 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Earnings Per Common Share

Basic earnings per common share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per common share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding TRG Units exchangeable for common shares under the Continuing Offer (Note 9), TSR PSU, NOI PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued TRG Units under a unit option deferral election (Note 8). In computing the potentially dilutive effect of potential common stock, TRG Units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of TRG Units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted earnings per common share based on the number of shares, if any, which would be issuable if the end of the reporting period were the end of the contingency period.

	Three Months Ended March 31
	2019	2018
Net income attributable to TCO common shareholders (Numerator):
Basic	$15,097	$18,590
Impact of additional ownership of TRG	21	28
Diluted	$15,118	$18,618

Shares (Denominator) – basic	61,124,016	60,917,235
Effect of dilutive securities	275,092	289,142
Shares (Denominator) – diluted	61,399,108	61,206,377

Earnings per common share – basic	$0.25	$0.31
Earnings per common share – diluted	$0.25	$0.30

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

	Three Months Ended March 31
	2019	2018
Weighted average noncontrolling TRG Units outstanding	4,149,066	4,145,247
Unissued TRG Units under unit option deferral elections	871,262	871,262

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value Disclosures

This note contains required fair value disclosures for assets and liabilities remeasured at fair value on a recurring basis and financial instruments carried at other than fair value, as well as assumptions employed in deriving these fair values.

Recurring Valuations

Derivative Instruments

The fair value of interest rate hedging instruments is the amount that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. The valuations of our derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and therefore fall into Level 2 of the fair value hierarchy. The valuations reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including forward curves. The fair values of interest rate hedging instruments also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk.

Other

The valuations of both our investments in an insurance deposit and in SPG common shares utilize unadjusted quoted prices determined by active markets for the specific securities we have invested in, and therefore fall into Level 1 of the fair value hierarchy. We measured our investment in SPG common shares at fair value with changes in value recorded through net income. We owned zero and 290,124 SPG common shares as of March 31, 2019 and December 31, 2018, respectively. In January 2019, we sold our remaining investment in 290,124 SPG common shares at an average price of $179.52 per share. Proceeds from the sale were used to pay down our revolving lines of credit.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2019 Using		Fair Value Measurements as of December 31, 2018 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares			$48,738
Insurance deposit	$9,973		10,121
Derivative interest rate contracts (Note 7)		$346		$3,530
Total assets	$9,973	$346	$58,859	$3,530

Derivative interest rate contracts (Note 7)		$(8,242)		$(5,710)
Total liabilities		$(8,242)		$(5,710)

The insurance deposit shown above represents cash maintained in an escrow account in connection with a property and casualty insurance arrangement for our shopping centers, and is classified within Deferred Charges and Other Assets on the Consolidated Balance Sheet. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2019 and December 31, 2018, we employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at March 31, 2019 and December 31, 2018 were as follows:

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$3,846,501	$3,818,758	$3,830,195	$3,755,757

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2019 by $137.4 million or 3.6%.

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

See Note 7 regarding additional information on derivatives.

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the three months ended March 31, 2019 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2019	$(16,128)	$(9,248)	$(25,376)	$(6,569)	$8,363	$1,794
Other comprehensive income (loss) before reclassifications	2,359	(3,475)	(1,116)	959	(1,413)	(454)
Amounts reclassified from AOCI		(1,011)	(1,011)		(412)	(412)
Net current period other comprehensive income (loss)	$2,359	$(4,486)	$(2,127)	$959	$(1,825)	$(866)
Adjustments due to changes in ownership	(9)	11	2	9	(11)	(2)
March 31, 2019	$(13,778)	$(13,723)	$(27,501)	$(5,601)	$6,527	$926

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the three months ended March 31, 2018 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2018	$384	$(7,303)	$(6,919)	$159	$9,220	$9,379
Other comprehensive income (loss) before reclassifications	2,641	4,553	7,194	1,080	1,866	2,946
Amounts reclassified from AOCI		550	550		224	224
Net current period other comprehensive income (loss)	$2,641	$5,103	$7,744	$1,080	$2,090	$3,170
Adjustment related to SPG common shares investment for adoption of ASU No. 2016-01 (1)		(677)	(677)		(278)	(278)
Adjustments due to changes in ownership		9	9		(9)	(9)
March 31, 2018	$3,025	$(2,868)	$157	$1,239	$11,023	$12,262

(1)
On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". Upon adoption, we applied the modified-retrospective approach and recorded a one-time cumulative-effect adjustment to reclassify $1.0 million of historical unrealized gains on the fair value adjustments of our investment in SPG common shares as of December 31, 2017 from AOCI to Dividends in Excess of Net Income on our Consolidated Balance Sheet.

The following table presents reclassifications out of AOCI for the three months ended March 31, 2019:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income (Loss)
Gains on interest rate instruments and other:
Realized gain on interest rate contracts - consolidated subsidiaries	$(838)	Interest Expense
Realized gain on interest rate contracts - UJVs	(137)	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(448)	Equity in Income of UJVs
Total reclassifications for the period	$(1,423)

The following table presents reclassifications out of AOCI for the three months ended March 31, 2018:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$463	Interest Expense
Realized loss on interest rate contracts - UJVs	306	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	5	Equity in Income of UJVs
Total reclassifications for the period	$774

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the three months ended March 31, 2019 and 2018, net of amounts capitalized of $2.1 million and $3.3 million, respectively, was $34.9 million and $29.0 million, respectively. Income taxes paid for the three months ended March 31, 2019 and 2018 were $0.6 million and $0.2 million, respectively. Cash paid for operating leases for the three months ended March 31, 2019 was $3.6 million. Other non-cash additions to properties during the three months ended March 31, 2019 and 2018 were $73.6 million and $85.9 million, respectively, and primarily represent accrued construction and tenant allowance costs. In connection with the adoption of ASC Topic 842, "Leases", we recorded $169.0 million of operating lease right-of-use assets as of January 1, 2019, which were classified as non-cash investing activities (Note 1).

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown on the Consolidated Statement of Cash Flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$38,151	$48,372
Restricted cash	97,294	94,557
Total Cash, Cash Equivalents, and Restricted Cash shown on the Consolidated Statement of Cash Flows	$135,445	$142,929

Restricted Cash

We are required to escrow cash balances for specific uses stipulated by certain of our lenders and other various agreements. As of March 31, 2019 and December 31, 2018, our cash balances restricted for these uses were $97.3 million and $94.6 million, respectively. Our Restricted Cash as of March 31, 2019 and December 31, 2018, included $95.3 million and $92.5 million, respectively, of cash held as collateral for financing arrangements related to our Asia investments, which is being held in a foreign account. During both the three months ended March 31, 2019 and 2018, the restricted cash balances related to the Asia investments increased by $2.6 million as a result of exchange rate fluctuations.

Note 14 - New Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, "Financial Instruments - Credit Losses", which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for equity securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", which clarifies that operating lease receivables are outside the scope of the new standard. ASU No. 2016-13 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

The comparability of information used in measuring performance is affected by the redevelopment agreement for Taubman Prestige Outlets Chesterfield in May 2018 (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield") and the redevelopment of Beverly Center beginning in 2016. Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2018 have been restated to include comparable centers to 2019. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria, which occurred in 2017, and the expectation that the center's performance will be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan").

Current Operating Trends

The U.S. shopping center industry has been challenged in recent years and is currently facing choppiness as it continues to evolve rapidly alongside retail. Across the industry, department store sales have weakened and their ability to drive traffic has substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores. There has been some stabilization of the retail landscape recently, however, the retail headwinds still have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unexpected terminations. Over time, we have seen the emergence of a new tenant pool offering additional entertainment alternatives within the mall, as well as investment in brick-and-mortar locations by digitally native tenants. Where appropriate, we are making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when necessary and possible; this activity can have a material impact on our releasing spread for an applicable period.

In this context, we have been repositioning our company for a number of years. Our recently opened new developments, including those in Asia, have provided growth and are contributing positively to our portfolio. Over time, we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents and maintain a selection of high quality tenants in our shopping centers.

Tenant Sales and Occupancy Costs

During the three months ended March 31, 2019, 1.6% of our tenants sought the protection of the bankruptcy laws, as compared to 1.6% of our tenants for the year ended December 31, 2018 and although our occupancy and lease space statistics remain solid, lease cancellation revenue for 2019 is expected to remain at levels above average over the last five years.

Our comparable mall tenants reported a 18.6% increase in mall tenant sales per square foot in the first quarter of 2019 from the same period in 2018. For the trailing 12-month period ended March 31, 2019, comparable mall tenant sales per square foot were $832, a 10.3% increase from $754 for the trailing 12-month period ended March 31, 2018.

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

We believe that because most mall tenants sell goods at profitable margins and have certain fixed operating expenses, the occupancy costs that they can afford to pay and still be profitable are higher as sales per square foot increases.

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

Mall tenant occupancy costs (Rental Revenues and Overage Rents excluding lease cancellation income and uncollectible tenant revenues) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended March 31 (1)
	2019	2018
Consolidated Businesses	13.8%	15.1%
Unconsolidated Joint Ventures	12.7%	13.3%
Combined	13.2%	14.2%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

(2)	Amounts in this table may not add due to rounding.

Occupancy and Leased Space

Mall tenant ending occupancy and leased space statistics as of March 31, 2019 and 2018 are as follows:

	2019 (1)	2018 (1)
Ending occupancy - all centers	93.2%	92.2%
Ending occupancy - comparable centers	93.5	93.2
Leased space - all centers	95.5	94.5
Leased space - comparable centers	95.9	95.2

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets of Chesterfield). Taubman Prestige Outlets Chesterfield has been excluded from "comparable centers" statistics, and is included in all centers statistics only through the Redevelopment Agreement closing date of May 1, 2018 (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield").

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

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline, respectively, as tenants' expectations of future growth become less optimistic.

Average and Base Rent Per Square Foot

Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements (excluding lease cancellation income, expense recoveries, and uncollectible tenant revenues), which reflect any lease modifications, including those for rental concessions. Rental information for comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	Three Months Ended March 31
	2019	2018
Average rent per square foot: (1)
Consolidated Businesses	$71.13	$71.65
Unconsolidated Joint Ventures	47.22	46.52
Combined	56.15	55.42

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended March 31 (1) (2)
	2019	2018
Opening base rent per square foot:
Consolidated Businesses	$66.21	$77.87
Unconsolidated Joint Ventures	47.37	46.43
Combined	57.35	62.10
Square feet of GLA opened:
Consolidated Businesses	590,038	468,006
Unconsolidated Joint Ventures	524,493	470,763
Combined	1,114,531	938,769
Closing base rent per square foot:
Consolidated Businesses	$61.17	$67.45
Unconsolidated Joint Ventures	46.73	45.12
Combined	53.53	55.70
Square feet of GLA closed:
Consolidated Businesses	513,404	442,328
Unconsolidated Joint Ventures	577,134	490,984
Combined	1,090,538	933,312
Releasing spread per square foot:
Consolidated Businesses	$5.04	$10.42
Unconsolidated Joint Ventures	0.64	1.31
Combined	3.82	6.40
Releasing spread per square foot growth:
Consolidated Businesses	8.2%	15.4%
Unconsolidated Joint Ventures	1.4%	2.9%
Combined	7.1%	11.5%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions or events that affected operations during the three months ended March 31, 2019 and 2018, or are expected to affect operations in the future.

The Gardens Mall Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida in exchange for 1.5 million units of limited partnership in TRG (TRG Units). We assumed our $94.6 million share of the existing debt at the center, which bears interest at 6.8% and matures in July 2025. The debt assumed will be adjusted for our beneficial share of $27.6 million of purchase accounting adjustments, which will have the effect of reducing the stated rate on the debt of 6.8% to an average effective rate of 4.2% over the remaining term of the loan. The Forbes Company, our partner in The Mall at Millenia and Waterside Shops, also owns a 48.5% interest and manages and leases the center. Our ownership interest in the center will be accounted for as an Unconsolidated Joint Venture under the equity method.

Simon Property Group (SPG) Common Shares Investment

In September 2018 and October 2018, we sold 150,000 SPG common shares in each month at an average price of $184.19 per share and $180.54 per share, respectively. In January 2019, all of our remaining 290,124 SPG common shares were sold at an average price of $179.52 per share. Proceeds from each sale were used to pay down our revolving lines of credit.

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. Our hurricane coverage includes a single deductible of $2 million, which was recognized as depreciation expense in 2017, and policy limits of $900 million, all subject to various terms and conditions. However, insurance proceeds have been lagging and were not received in the same period the losses were incurred. During the three months ended March 31, 2019, we recognized $4.0 million of insurance proceeds related to our business interruption claim. We are still in discussions with our insurer and expect to recognize additional business interruption proceeds in future periods, however the amount to be received and timing of payment is uncertain. During the three months ended March 31, 2019 and 2018, we recorded an inconsequential amount and $0.7 million, respectively, of insurance recoveries related to reimbursement of expensed costs within Nonoperating Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). Additionally, during the three months ended March 31, 2018, we recognized a reduction of $3.9 million of depreciation expense relating to insurance proceeds received for property damage for which we took write-offs in 2017. During the three months ended March 31, 2019, we did not recognize any such reduction of depreciation expense. See "Note 9 - Commitments and Contingencies - Hurricane Maria and The Mall of San Juan" to our consolidated financial statements for more information regarding our ongoing litigation with Saks Fifth Avenue Puerto Rico, Inc. and Saks Incorporated to compel them to immediately remediate and repair the Saks Fifth Avenue store.

Taubman Asia

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). Following the transactions, which are subject to customary closing conditions and are expected to close throughout 2019, we will retain a 17.15% ownership interest in Starfield Hanam, a 25% ownership interest in CityOn.Xi'an, and a 24.5% ownership interest in CityOn.Zhengzhou. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee. The interests to be sold were valued at $480 million as of the sale agreement date, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets.

Also, we have invested in a development project, Starfield Anseong, in South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, who is also our joint venture partner in Starfield Hanam. (See "Liquidity and Capital Resources - Capital Spending - New Development").

Debt Transactions

In March 2019, we entered into a new financing arrangement for CityOn.Xi'an. See "Liquidity and Capital Resources - Other Financing Arrangements for China Projects" for further details related to this financing.

In November 2018, we exercised the first of our two, one-year extension options to extend The Mall at Green Hills loan maturity date to December 2019.

In August 2018, we completed a three-year, $250 million financing for International Market Place. The payments on the loan, which bears interest at LIBOR plus 2.15%, are interest only for the initial three-year term. The interest rate may be reduced to LIBOR plus 1.85% upon the achievement of certain performance measures. There are two, one-year extension options. TRG has provided an unconditional guarantee of the loan balance during the term of the loan. Proceeds from the financing were used to pay off the previous construction facility, which had a balance of $250.0 million after we made a repayment on the facility of $43.8 million in July 2018.

In April 2018, we refinanced our loan at Fair Oaks Mall, a 50% owned Unconsolidated Joint Venture. The joint venture's new loan is a $260 million, five-year, non-recourse loan. The payments on the loan, which bears interest at a fixed rate of 5.32%, began in June 2018 and are amortizing principal based on 30 years. Proceeds were used to pay off the previous $259 million loan.

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

Interest Expense

For several years our interest expense has been impacted in large part by our sizeable development and redevelopment pipelines, the associated borrowings and spending, and the mechanics of capitalized interest. In addition, recently the LIBOR rate has risen, which impacts our beneficial interest in debt that floats month to month (about 24% and 20% of our beneficial interest in debt as of March 31, 2019 and December 31, 2018, respectively) and has a greater impact due to the spending for our development and redevelopment projects previously noted. In addition, effective from March 2019 through maturity, the LIBOR rate is fixed to 3.02% on our $250 million unsecured term loan, which results in an effective interest rate in the range of 4.27% to 4.92%. This loan was previously swapped through February 2019 to an effective interest rate of 2.89% to 3.54%. Also, the LIBOR rate on $225 million of our $1.1 billion unsecured facility now floats at the current LIBOR rate as the previously existing 1.65% swap matured in February 2019.

Our interest expense is impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. Any excess of the capitalization rate over our incremental borrowing rate positively impacts our results of operations during the construction phase of our development and redevelopment projects. This positive impact will affect our results until the overall level of construction spending decreases. As these projects are completed, interest capitalization generally ends and we begin recognizing interest expense. We have experienced, and will continue to experience, an increase in interest expense primarily due to the opening of four ground-up development and redevelopment projects, as well as increased capital costs at our stabilized centers (see "Liquidity and Capital Resources - Planned 2019 Capital Spending").

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield. As of May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease and we receive ground lease payments and a share of the property’s revenues above a specified level. TSG is planning a significant redevelopment of the property, which will transform it into a unique entertainment, shopping and dining destination. We have no future capital obligation related to the redevelopment of the property. Both we and TSG have the ability to terminate the ground lease in the event that the redevelopment has not begun within five years, with the buildings and improvements reverting to us upon termination. Taubman Prestige Outlet Chesterfield's historic contribution to our results of operations has been immaterial. We will defer recognition of a sale of the building and improvements and maintain the property on our Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing the redevelopment.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

The following is a comparison of our results for the three months ended March 31, 2019 and 2018, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Upon adoption of ASC Topic 842, "Leases", on January 1, 2019, minimum rents and expense recoveries are now presented within a single revenue line item, Rental Revenues; the presentation of lease cancellation income has changed from Other revenue to Rental Revenues; the presentation of uncollectible tenant revenues has changed from Other Operating expense to Rental Revenues as a contra-revenue; and Other Operating expense includes certain indirect leasing costs, which were capitalizable under the previous lease accounting standard. Comparative periods presented were not adjusted to reflect the change in accounting, which results in variances between the three months ended March 31, 2019 and 2018, as further described below.

Total revenues for the three months ended March 31, 2019 were $160.2 million, a $1.3 million or 0.8% decrease from the comparable period in 2018. The following impacted total revenues:

•	the decrease was primarily attributable to a decrease in lease cancellation income;

•	the decrease resulting from uncollectible tenant revenues now being recorded as contra-revenue in 2019 upon adoption of ASC Topic 842, "Leases";

•
these decreases were partially offset by the improved performance at Beverly Center as disruption related to the redevelopment has abated and improved performance at The Mall of San Juan due to impacts related to Hurricane Maria, which occurred in 2017; and

•	increases in occupancy, recoverable common area maintenance, and property taxes.

Total expenses for the three months ended March 31, 2019 were $153.3 million, a $14.0 million or 10.1% increase from the comparable period in 2018. The following impacted total expenses:

•
the decrease in other operating expense was primarily due to bad debt expense now being recorded as contra-revenue within Rental Revenues in 2019 upon adoption of ASC Topic 842, "Leases", as well as a decrease in food and beverage expenses of our restaurant joint venture. These decreases were partially offset by additional indirect leasing costs in 2019 upon adoption of ASC Topic 842, "Leases", which were capitalizable under the previous lease accounting standard in 2018;

•	the increase in interest expense was attributable to overall increased levels of debt, an increase in LIBOR, and reduced capitalization of interest on developments and redevelopments; and

•
the increase in depreciation expense was primarily attributable to a reduction of expenses in 2018 related to insurance proceeds received for previously capitalized expenditures at The Mall of San Juan, as well as new assets being placed into service at Beverly Center in connection with our redevelopment project at the center, which was substantially completed in November 2018.

Nonoperating income (expense) increased primarily due to an increase in the fair value of our SPG common shares investment, as well as insurance proceeds received related to our business interruption claim at The Mall of San Juan. These increases were partially offset by reduced dividend income from our SPG common shares investment as the shares were sold in late 2018 and early 2019.

Equity in Income of the Unconsolidated Joint Ventures for the three months ended March 31, 2019 decreased by $5.1 million to $14.7 million from the comparable period in 2018. The decrease was primarily attributable to a decrease in lease cancellation income.

Net Income

Net income was $29.7 million for the three months ended March 31, 2019 compared to $34.6 million for the three months ended March 31, 2018. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to TCO common shareholders for the three months ended March 31, 2019 was $15.1 million compared to $18.6 million in the comparable period in 2018. Diluted earnings per common share was $0.25 for the three months ended March 31, 2019 compared to $0.30 for the three months ended March 31, 2018.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $81.3 million for the three months ended March 31, 2019 compared to $76.6 million for the three months ended March 31, 2018. FFO per diluted common share was $0.93 for the three months ended March 31, 2019 and $0.88 per diluted common share for the three months ended March 31, 2018. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended March 31, 2019 was $82.6 million, and excluded a restructuring charge, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended March 31, 2018 was $90.4 million, and excluded a reduction of a previously expensed restructuring charge, costs incurred associated with shareholder activism, the fluctuation in the fair value of equity securities, and a charge recognized in connection to the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. Adjusted FFO per diluted common share was $0.95 for the three months ended March 31, 2019 and $1.04 per diluted common share for the three months ended March 31, 2018. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended March 31, 2019, the consolidated non-comparable centers contributed total operating revenues of $22.0 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $10.8 million. During the three months ended March 31, 2018, the consolidated non-comparable centers contributed total operating revenues of $21.9 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $12.6 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the three months ended March 31, 2019, comparable center NOI excluding lease cancellation income was up 2.3% over the comparable period in 2018. Also, for the three months ended March 31, 2019, comparable center NOI including lease cancellation income was down 3.5% from the comparable period in 2018.

For the three months ended March 31, 2019, we recognized our $0.5 million share of lease cancellation income, as compared to $11.2 million for the three months ended March 31, 2018.

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

Cash and Revolving Lines of Credit

As of March 31, 2019, we had a consolidated cash balance of $38.2 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2019, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $259.4 million. Fourteen banks participate in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility matures in February 2021 with two six-month extension options available, and bears interest at a range based on our total leverage ratio. As of March 31, 2019, the total leverage ratio resulted in a rate of LIBOR plus 1.45% with a 0.225% facility fee. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $300 million unsecured term loan, would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we have other financing arrangements outstanding for our recently opened shopping centers in China. As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of March 31, 2019, our share of such loans was approximately $100 million. These loans have fixed interest rates that range from 2.5% to 6.5%. A portion of these loans are collateralized with restricted deposits on our Consolidated Balance Sheet.

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

In addition to the refinancings, net proceeds from the Blackstone sale are expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt, which in total will result in approximately $455 million of increased liquidity. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets. The increased liquidity is expected to be used to pay down our revolving lines of credit.

In March 2019, we completed a new non-recourse mortgage financing for CityOn.Xi'an. The joint venture's new loan has a maximum borrowing amount of $1.2 billion Renminbi (RMB) ($179.3 million U.S. dollars using the March 31, 2019 exchange rate). The 10-year loan bears interest at an all-in fixed rate of 6.0%. The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years. As of March 31, 2019, the loan had an outstanding balance of $49.3 million U.S. dollars, with approximately $130.0 million U.S. dollars available for future borrowings using the March 31, 2019 exchange rate. Proceeds from the loan will be used to unwind the existing other financing arrangements of the joint venture, ultimately resulting in the repatriation of approximately $95 million of additional liquidity.

Upcoming Maturity

The $150 million loan for The Mall at Green Hills matures in December 2019. We expect to exercise our second and final one-year extension option upon maturity.

Term Loans

We have a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of March 31, 2019, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 3.02% through maturity, which results in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of March 31, 2019, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 2.14% through maturity, which results in an effective interest rate in the range of 3.39% to 4.04%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2019 and 2018

Operating Activities

Our net cash provided by operating activities was $43.2 million in 2019, compared to $50.2 million in 2018. See also "Results of Operations" for descriptions of 2019 and 2018 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $3.4 million in 2019, compared to $54.3 million in 2018. Additions to properties in 2019 and 2018 related primarily to capital and tenant improvements at existing centers, including centers under redevelopment. A tabular presentation of 2019 and 2018 capital spending is shown in "Capital Spending." Proceeds from the sale of equity securities were $52.1 million in 2019 and related to the sale of our remaining 290,124 SPG common shares. In 2018, we received insurance proceeds of $4.8 million for capital items at The Mall of San Juan related to property damage for which we previously took write-offs.

Contributions to Unconsolidated Joint Ventures were $16.9 million in 2019 and $1.3 million in 2018, primarily related to the funding of Starfield Anseong in 2019. Distributions from Unconsolidated Joint Ventures in excess of income were $8.4 million in 2019, compared to $0.8 million in 2018.

Financing Activities

Net cash used in financing activities was $49.9 million in 2019, compared to $18.0 million provided by financing activities in 2018. In 2019, proceeds from the issuance of debt, net of payments and issuance costs were $15.6 million, provided primarily by borrowings on our revolving lines of credit. In 2018, proceeds from the issuance of debt, net of payments and issuance costs were $83.7 million, provided by the proceeds from our $250 million unsecured term loan and our $300 million financing on Twelve Oaks Mall, partially offset by the payoff of our $475 million unsecured term loan.

In 2019 and 2018, $0.6 million and $2.3 million were paid in connection with incentive plans, respectively. Total dividends and distributions paid were $64.9 million and $63.4 million in 2019 and 2018, respectively.

Effect of Exchange Rate Fluctuations

Net increases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $2.6 million in both 2019 and 2018. The fluctuations are related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments. See "Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities" to our consolidated financial statements for more information regarding our restricted cash related to our Asia investments.

Beneficial Interest in Debt

At March 31, 2019, TRG's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $5,013.5 million, with an average interest rate of 4.02% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. As of March 31, 2019, there were no unamortized premiums and no interest rate hedging costs being amortized. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $278.7 million as of March 31, 2019, which includes $234.3 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2019:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,168.0		3.96%	(1)

Floating rate debt swapped to fixed rate:
Swap maturing in September 2020	17.9		3.12%
Swap maturing in December 2021	80.8		3.58%
Swap maturing in February 2022	300.0		3.74%
Swaps maturing in March 2023	250.0		4.62%
Swaps maturing in March 2024	12.0		3.49%
	$660.7		4.03%	(1)

Floating month to month	1,201.3	(2)	4.17%	(1) (2)
Total floating rate debt	$1,862.0		4.12%	(1)

Total beneficial interest in debt	$5,030.0		4.02%	(1)

Total beneficial interest in deferred financing costs, net	$(16.5)

Net beneficial interest in debt	$5,013.5

Amortization of deferred financing costs (3)			0.18%
Average all-in rate			4.20%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	The LIBOR rate is capped at 4.25% until December 2019, resulting in a maximum interest rate of 5.85%, on $150 million of this debt.

(3)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(4)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on TRG's beneficial interest in floating rate debt in effect at March 31, 2019, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $12.0 million, and due to the effect of capitalized interest, decrease annual earnings by $11.3 million. A one percent decrease in interest rates would increase cash flows by $12.0 million and due to the effect of capitalized interest, increase annual earnings by $11.3 million. Based on our consolidated debt and interest rates in effect at March 31, 2019, a one percent increase in interest rates would decrease the fair value of debt by $137.4 million, while a one percent decrease in interest rates would increase the fair value of debt by $148.9 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our $300 million and $250 million unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2019, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of March 31, 2019. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

New Development

We have partnered with Shinsegae to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea, which is scheduled to open in late 2020. We have a 49% interest in the project and no longer expect to admit an additional partner during the development period. As of March 31, 2019, we had invested $110.3 million in the project, after cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $280 million to $300 million for our interest in the project, excluding fluctuations in foreign currency exchange rates. We are expecting a 6.25% to 6.75% unlevered after-tax return at stabilization. Our investment is being accounted for on the equity method as an Unconsolidated Joint Venture.

Redevelopment

We have an ongoing redevelopment project at The Mall at Green Hills that will add approximately 170,000 square feet of incremental GLA that we expect to be completed in June 2019. The project will cost approximately $200 million, and we expect a return of 6.5% to 7.5% at stabilization. As of March 31, 2019, we had capitalized costs of $149.9 million related to this redevelopment project.

2019 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2019, is summarized in the following table:

	2019 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			(3)	$14.3
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$5.1	$5.1	$0.9	0.5
Projects with no incremental GLA and other (5)	6.4	6.2	2.2	1.1
Mall tenant allowances	4.8	4.0	9.1	5.6
Asset replacement costs recoverable from tenants	0.5	0.5	0.5	0.3
Corporate office improvements, technology, equipment, and other	0.4	0.4
Total	$17.3	$16.3	$12.8	$21.7

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balance excludes net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the Unconsolidated Joint Ventures at beneficial interest column until development is completed.

(4)	Includes costs related to The Mall at Green Hills redevelopment.

(5)	Includes costs related to the Beverly Center redevelopment related to certain costs incurred subsequent to the project's completion, including construction on certain tenant spaces.

(6)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2019, in addition to the costs above, we incurred our $1.6 million share of Consolidated Businesses’ capitalized leasing costs and $0.5 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2019:

(in millions)
Consolidated Businesses’ capital spending	$17.3
Other differences between cash and accrual basis	29.7
Additions to properties	$47.0

Planned 2019 Capital Spending

The following table summarizes planned capital spending for 2019, including actual spending through March 31, 2019 and anticipated spending for the remainder of the year:

	2019 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			(3)	$81.7
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$40.9	$40.9	$32.8	16.4
Projects with no incremental GLA and other (5)	107.3	104.1	30.2	15.0
Mall tenant allowances	37.1	31.2	24.2	13.1
Asset replacement costs recoverable from tenants	21.3	20.7	17.0	9.8
Corporate office improvements, technology, equipment, and other	2.6	2.6
Total	$209.2	$199.5	$104.2	$136.0

(1)	Costs are net of intercompany profits and are computed on an accrual basis. Includes costs related to The Gardens Mall, which was acquired on April 1, 2019.

(2)	Asia balance excludes net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the Unconsolidated Joint Ventures at beneficial interest column until development is completed.

(4)	Includes costs related to The Mall at Green Hills redevelopment.

(5)	Includes costs related to the Beverly Center redevelopment related to certain costs to be incurred subsequent to the project's completion, including construction on certain tenant spaces.

(6)	Amounts in this table may not add due to rounding.

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

On March 4, 2019, we declared a quarterly dividend of $0.675 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on March 29, 2019 to shareholders of record on March 15, 2019.
Application of Critical Accounting Policies and New Accounting Pronouncement

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment, often about the effect of matters that are inherently uncertain and that may change in subsequent periods. In connection with the adoption of ASC Topic 842, "Leases" on January 1, 2019, we are required to make such estimates and assumptions when applying the following accounting policies. Refer to our most recent Annual Report on Form 10-K for discussion of the application of our other critical accounting policies.

Accounts Receivable and Uncollectible Tenant Revenues

We now review the collectibility of both billed and accrued charges under our tenant leases each quarter taking into consideration the tenant’s historical payment status, credit profile, and known issues related to tenant operations. For any tenant receivable balances thought to be uncollectible, we now record an offset for uncollectible tenant revenues directly to Rental Revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss). Uncollectible tenant revenues were previously reported as bad debt expense in Other Operating expense on our Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of the above change in evaluation in uncollectible tenant revenues, the allowance for doubtful accounts was written off and an entry was recorded as of January 1, 2019 to adjust the receivables and equity balances of our Consolidated Businesses and Unconsolidated Joint Ventures. This resulted in a cumulative effect adjustment increasing Dividends in Excess of Net Income by $3.2 million and Non-redeemable Noncontrolling Interest by $1.8 million on our Consolidated Balance Sheet with offsetting increases in Accounts and Notes Receivable, Investment in Unconsolidated Joint Ventures, and Distributions in Excess of Investments In and Net Income of Unconsolidated Joint Ventures balances on our Consolidated Balance Sheet.

Recognition of Operating Lease Liabilities and Related Right-of-Use Assets

We now recognize operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee on our Consolidated Balance Sheet. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases. In order to determine the operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee, we utilized a synthetic corporate yield curve to determine an incremental borrowing rate for each of our leases. Significant judgment was required to develop the yield curve, which utilized certain peer and market observations. As of March 31, 2019, the weighted average discount rate for operating leases reported on our Consolidated Balance Sheet was 6.2%. In instances where variable consideration not dependent upon an index or rate existed, such future payments were excluded from the determination of the related operating lease liability and right-of-use asset.

New Accounting Pronouncement

Refer to "Note 14 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of Accounting Standards Update (ASU) No. 2016-13, addressing credit losses for financial instruments.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation.

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three months ended March 31, 2019, FFO was adjusted to exclude a restructuring charge, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. For the three months ended March 31, 2018, FFO was adjusted to exclude a reduction of a previously expensed restructuring charge, costs incurred associated with shareholder activism, the fluctuation in the fair value of equity securities, and a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan.

Our presentations of NOI, EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Reconciliations of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations and Net Income to Net Operating Income are presented in the following section.

Reconciliation of Non-GAAP Measures

The following includes reconciliations of our non-GAAP financial measures: Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations and Net Income to Net Operating Income.

Reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended March 31
	2019			2018
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareholders - basic	$15.1	61,124,016	$0.25	$18.6	60,917,235	$0.31
Add impact of share-based compensation	—	275,092		—	289,142
Net income attributable to TCO common shareholders - diluted	$15.1	61,399,108	$0.25	$18.6	61,206,377	$0.30
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Add TCO's additional income tax expense				—		—
Net income attributable to TCO common shareholders, excluding step-up depreciation and additional income tax expense	$16.7	61,399,108	$0.27	$20.2	61,206,377	$0.33
Add:
Noncontrolling share of income of TRG	6.8	24,875,564		8.3	24,954,658
Distributions to participating securities of TRG	0.6	871,262		0.6	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$24.2	87,145,934	$0.28	$29.1	87,032,297	$0.33
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	45.0		0.52	35.0		0.40
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.2)		(0.03)	(1.9)		(0.02)
Share of Unconsolidated Joint Ventures	17.2		0.20	17.1		0.20
Non-real estate depreciation	(1.1)		(0.01)	(1.1)		(0.01)
Less impact of share-based compensation	—		—	—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$81.3	87,145,934	$0.93	$76.6	87,032,297	$0.88
TCO's average ownership percentage of TRG - basic	71.1%			70.9%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$57.8		$0.93	$54.3		$0.88
Less TCO's additional income tax expense				—		—
Funds from Operations attributable to TCO's common shareholders	$57.8		$0.93	$54.3		$0.88

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$81.3	87,145,934	$0.93	$76.6	87,032,297	$0.88
Restructuring charge	0.6		0.01	(0.3)		—
Costs associated with shareholder activism	4.0		0.05	3.5		0.04
Fluctuation in fair value of equity securities	(3.3)		(0.04)	10.3		0.12
Write-off of deferred financing costs				0.4		—
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$82.6	87,145,934	$0.95	$90.4	87,032,297	$1.04
TCO's average ownership percentage of TRG - basic	71.1%			70.9%
Adjusted Funds from Operations attributable to TCO's common shareholders	$58.7		$0.95	$64.1		$1.04

(1)	Depreciation includes $5.5 million and $3.7 million of mall tenant allowance amortization for the three months ended March 31, 2019 and 2018, respectively.

(2)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2019	2018
Net income	$29.7	$34.6

Add (less) depreciation and amortization:
Consolidated businesses at 100%	45.0	35.0
Noncontrolling partners in consolidated joint ventures	(2.2)	(1.9)
Share of Unconsolidated Joint Ventures	17.2	17.1

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	36.9	30.8
Noncontrolling partners in consolidated joint ventures	(3.0)	(3.0)
Share of Unconsolidated Joint Ventures	16.8	16.8
Income tax expense:
Consolidated businesses at 100%	0.5	0.2
Noncontrolling partners in consolidated joint ventures	(0.1)	(0.1)
Share of Unconsolidated Joint Ventures	0.8	0.7

Less noncontrolling share of income of consolidated joint ventures	(1.4)	(1.3)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	6.7	6.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	47.1	51.0

EBITDA at 100%	$194.0	$186.2

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	8.6	8.5
Management, leasing, and development services, net	(0.7)	(0.5)
Restructuring charge	0.6	(0.3)
Costs associated with shareholder activism	4.0	3.5
Straight-line of rents	(2.9)	(5.5)
Fluctuation in fair value of equity securities	(3.3)	10.3
Insurance recoveries - The Mall of San Juan	(4.0)	(0.7)
Dividend income		(1.2)
Interest income	(1.7)	(1.6)
Other nonoperating income		—
Unallocated operating expenses and other	7.7	8.1
Net Operating Income at 100% - total portfolio	$202.2	$206.8
Less Net Operating Income of non-comparable centers (1)	(11.7)	(9.3)
Net Operating Income at 100% - comparable centers	$190.5	$197.5
Less lease cancellation income - comparable centers	(0.5)	(11.7)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (2)	$190.0	$185.8

(1)    Includes Beverly Center, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(3) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis."

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with our adoption of ASC Topic 842, "Leases", effective January 1, 2019, we implemented revised processes and internal controls, which represent a material change to a component of our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.1	Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10.1	March 13, 2019
*10.2	Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	8-K		10.2	March 13, 2019
*10.3	Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Profits Unit Award Agreement.	8-K		10.3	March 13, 2019
*10.4	First Amendment to Employment Agreement between The Taubman Company LLC and Paul Wright, dated March 22, 2019.	8-K		10.1	March 26, 2019
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
*	A management contract or compensatory plan or arrangement required to be filed.
**	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	May 1, 2019	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)