Form 10-Q
period 2019-06-30
TAUBMAN CENTERS INC
filed 2019-07-26
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019
Commission File No. 1-11530

TAUBMAN CENTERS, INC.
(Exact name of registrant as specified in its charter)

Michigan					38-2033632
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
200 East Long Lake Road,	Suite 300,	Bloomfield Hills,	Michigan,	USA	48304-2324
(Address of principal executive offices)					(Zip code)
			(248)	258-6800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol	on which registered
Common Stock,	TCO	New York Stock Exchange
$0.01 Par Value

6.5% Series J Cumulative	TCO PR J	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

6.25% Series K Cumulative	TCO PR K	New York Stock Exchange
Redeemable Preferred Stock,
No Par Value

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

☐ Yes ☒ No

As of July 25, 2019, there were outstanding 61,209,345 shares of common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets:
Properties	$4,787,845	$4,717,569
Accumulated depreciation and amortization	(1,484,486)	(1,404,692)
	$3,303,359	$3,312,877
Investment in Unconsolidated Joint Ventures (Notes 1, 2, and 4)	763,147	673,616
Cash and cash equivalents (Note 13)	42,749	48,372
Restricted cash (Note 13)	30,962	94,557
Accounts and notes receivable (Note 1)	78,569	77,730
Accounts receivable from related parties	1,191	1,818
Operating lease right-of-use assets (Note 1)	175,521
Deferred charges and other assets	89,600	135,136
Total Assets	$4,485,098	$4,344,106

Liabilities:
Notes payable, net (Note 5)	$3,812,538	$3,830,195
Accounts payable and accrued liabilities	270,020	336,208
Operating lease liabilities (Note 1)	241,444
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures (Notes 1 and 4)	485,048	477,800
Total Liabilities	$4,809,050	$4,644,203
Commitments and contingencies (Notes 1, 5, 6, 7, 8, and 9)

Redeemable noncontrolling interests (Note 6)	$6,000	$7,800

Equity (Deficit):
Taubman Centers, Inc. Shareholders’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,413,117 and 24,862,994 shares issued and outstanding at June 30, 2019 and December 31, 2018	$26	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both June 30, 2019 and December 31, 2018

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both June 30, 2019 and December 31, 2018

Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,208,580 and 61,069,108 shares issued and outstanding at June 30, 2019 and December 31, 2018	612	611
Additional paid-in capital	739,046	676,097
Accumulated other comprehensive income (loss) (Note 12)	(44,154)	(25,376)
Dividends in excess of net income (Notes 1 and 7)	(802,809)	(744,230)
	$(107,279)	$(92,873)
Noncontrolling interests (Notes 1 and 6)	(222,673)	(215,024)
	$(329,952)	$(307,897)
Total Liabilities and Equity	$4,485,098	$4,344,106

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues:
Rental revenues (Note 1)	$147,006		$291,295
Minimum rents (Note 1)		$87,580		$174,405
Overage rents	1,713	1,565	4,854	4,190
Expense recoveries (Note 1)		50,553		102,081
Management, leasing, and development services	892	826	2,108	1,620
Other (Note 1)	11,993	12,245	23,555	31,965
	$161,604	$152,769	$321,812	$314,261
Expenses:
Maintenance, taxes, utilities, and promotion	$39,182	$38,085	$77,720	$75,722
Other operating (Note 1)	21,232	21,034	40,457	44,900
Management, leasing, and development services	491	408	1,022	710
General and administrative	8,554	8,522	17,130	17,015
Restructuring charge (Note 1)	84	(77)	709	(423)
Costs associated with shareholder activism (Note 1)	12,000	5,000	16,000	8,500
Interest expense	38,010	33,023	74,895	63,846
Depreciation and amortization	44,259	42,996	89,215	78,018
	$163,812	$148,991	$317,148	$288,288
Nonoperating income, net (Notes 9 and 11)	6,627	12,301	15,360	5,158
Income before income tax expense and equity in income of Unconsolidated Joint Ventures	$4,419	$16,079	$20,024	$31,131
Income tax expense (Note 3)	(2,364)	(28)	(2,903)	(212)
Equity in income of Unconsolidated Joint Ventures (Note 4)	14,822	14,042	29,494	33,770
Net income	$16,877	$30,093	$46,615	$64,689
Net income attributable to noncontrolling interests (Note 6)	(4,240)	(8,402)	(12,470)	(18,025)
Net income attributable to Taubman Centers, Inc.	$12,637	$21,691	$34,145	$46,664
Distributions to participating securities of TRG (Note 8)	(593)	(599)	(1,220)	(1,198)
Preferred stock dividends	(5,785)	(5,785)	(11,569)	(11,569)
Net income attributable to Taubman Centers, Inc. common shareholders	$6,259	$15,307	$21,356	$33,897

Net income	$16,877	$30,093	$46,615	$64,689
Other comprehensive income (loss) (Note 12):
Unrealized gain (loss) on interest rate instruments	(9,533)	3,413	(14,421)	9,832
Cumulative translation adjustment	(13,829)	(10,568)	(10,511)	(6,847)
Reclassification adjustment for amounts recognized in net income	(423)	(1,004)	(1,846)	(230)
	$(23,785)	$(8,159)	$(26,778)	$2,755
Comprehensive income (loss)	$(6,908)	$21,934	$19,837	$67,444
Comprehensive (income) loss attributable to noncontrolling interests	2,970	(6,032)	(4,394)	(18,825)
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$(3,938)	$15,902	$15,443	$48,619

Basic earnings per common share (Note 10)	$0.10	$0.25	$0.35	$0.56

Diluted earnings per common share (Note 10)	$0.10	$0.25	$0.35	$0.55

Weighted average number of common shares outstanding – basic	61,171,614	60,992,200	61,147,947	60,954,924

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, April 1, 2019	39,355,694	$25	61,161,539	$612	$677,755	$(27,501)	$(767,622)	$(222,922)	$(339,653)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(33,760)		38,214						—
Issuance of equity for acquisition of interest in unconsolidated joint venture (Note 2)	1,500,000	1			79,319				79,320
Share-based compensation under employee and director benefit plans (Note 8)	91,183		8,827		1,820				1,820
Former Taubman Asia President redeemable equity adjustment (Note 6)					1,800				1,800
Adjustments of noncontrolling interests (Note 6)					(21,648)	(78)		21,582	(144)
Dividends and distributions (1)							(47,673)	(18,507)	(66,180)
Other							(151)		(151)
Net income (excludes $144 of net loss attributable to redeemable noncontrolling interest) (Note 6)							12,637	4,384	17,021
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(6,597)		(2,936)	(9,533)
Cumulative translation adjustment						(9,700)		(4,129)	(13,829)
Reclassification adjustment for amounts recognized in net income						(278)		(145)	(423)
Balance, June 30, 2019	40,913,117	$26	61,208,580	$612	$739,046	$(44,154)	$(802,809)	$(222,673)	$(329,952)

Balance, April 1, 2018	39,437,221	$25	60,991,114	$610	$673,727	$157	$(667,602)	$(176,778)	$(169,861)
Share-based compensation under employee and director benefit plans (Note 8)			1,098		2,574				2,574
Adjustments of noncontrolling interests (Note 6)					(84)	10		16	(58)
Dividends and distributions (1)							(46,333)	(17,003)	(63,336)
Other							(241)		(241)
Net income (excludes $58 of net loss attributable to redeemable noncontrolling interest) (Note 6)							21,691	8,460	30,151
Other comprehensive income (loss) (Note 12):
Unrealized gain on interest rate instruments						2,425		988	3,413
Cumulative translation adjustment						(7,500)		(3,068)	(10,568)
Reclassification adjustment for amounts recognized in net income						(714)		(290)	(1,004)
Balance, June 30, 2018	39,437,221	$25	60,992,212	$610	$676,217	$(5,622)	$(692,485)	$(187,675)	$(208,930)

(1) We declared cash dividends of $0.675 and $0.655 per common share for the three months ended June 30, 2019 and 2018, respectively. We declared cash dividends of $0.40625 per Series J cumulative redeemable preferred stock and $0.390625 per Series K cumulative redeemable preferred stock for both the three months ended June 30, 2019 and 2018, respectively.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(41,060)		45,514						—
Issuance of equity for acquisition of interest in unconsolidated joint venture (Note 2)	1,500,000	1			79,319				79,320
Share-based compensation under employee and director benefit plans (Note 8)	91,183		93,958	1	3,649				3,650
Former Taubman Asia President redeemable equity adjustment (Note 6)					1,800				1,800
Adjustments of noncontrolling interests (Note 6)					(21,819)	(76)		21,658	(237)
Dividends and distributions (1)							(95,367)	(35,701)	(131,068)
Adjustments of equity pursuant to adoption of ASC 842 (Note 1)							3,156	1,763	4,919
Other							(513)		(513)
Net income (excludes $237 of net loss attributable to redeemable noncontrolling interest) (Note 6)							34,145	12,707	46,852
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(10,072)		(4,349)	(14,421)
Cumulative translation adjustment						(7,341)		(3,170)	(10,511)
Reclassification adjustment for amounts recognized in net income						(1,289)		(557)	(1,846)
Balance, June 30, 2019	40,913,117	$26	61,208,580	$612	$739,046	$(44,154)	$(802,809)	$(222,673)	$(329,952)

Balance, January 1, 2018	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(893)		3,353						—
Share-based compensation under employee and director benefit plans (Note 8)			155,941	2	1,039				1,041
Adjustments of noncontrolling interests (Note 6)					(155)	20		25	(110)
Dividends and distributions (1)							(92,664)	(34,090)	(126,754)
Other (Note 12)						(678)	322	(277)	(633)
Net income (excludes $110 of net loss attributable to redeemable noncontrolling interest) (Note 6)							46,664	18,135	64,799
Other comprehensive income (Note 12):
Unrealized gain on interest rate instruments						6,978		2,854	9,832
Cumulative translation adjustment						(4,859)		(1,988)	(6,847)
Reclassification adjustment for amounts recognized in net income						(164)		(66)	(230)
Balance, June 30, 2018	39,437,221	$25	60,992,212	$610	$676,217	$(5,622)	$(692,485)	$(187,675)	$(208,930)

(1) We declared cash dividends of $1.35 and $1.31 per common share for the six months ended June 30, 2019 and 2018, respectively. We declared cash dividends of $0.8125 per Series J cumulative redeemable preferred stock and $0.78125 per Series K cumulative redeemable preferred stock for both the six months ended June 30, 2019 and 2018, respectively.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2019	2018
Cash Flows From Operating Activities:
Net income	$46,615	$64,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,215	78,018
Provision for bad debts		4,825
Fluctuation in fair value of equity securities (Note 11)	(3,346)	914
Income (loss) from Unconsolidated Joint Ventures net of distributions	8,337	(243)
Non-cash operating lease expense	1,017
Other	6,774	7,688
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(7,088)	(152)
Accounts payable and accrued liabilities	(4,525)	(24,990)
Net Cash Provided By Operating Activities	$136,999	$130,749

Cash Flows From Investing Activities:
Additions to properties	$(88,961)	$(148,908)
Proceeds from sale of equity securities (Note 11)	52,077
Insurance proceeds for capital items at The Mall of San Juan (Note 9)	948	5,416
Contributions to Unconsolidated Joint Ventures (Note 2)	(29,875)	(88,887)
Distributions from Unconsolidated Joint Ventures in excess of income	10,011	1,633
Other	46	44
Net Cash Used In Investing Activities	$(55,754)	$(230,702)

Cash Flows From Financing Activities:
Proceeds from (payments to) revolving lines of credit, net	$(13,425)	$170,085
Debt proceeds		550,000
Debt payments	(5,636)	(479,300)
Debt issuance costs		(2,925)
Issuance of common stock and/or TRG Units in connection with incentive plans	(706)	(2,293)
Distributions to noncontrolling interests	(35,701)	(34,090)
Distributions to participating securities of TRG	(1,220)	(1,198)
Cash dividends to preferred shareholders	(11,569)	(11,569)
Cash dividends to common shareholders	(82,578)	(79,897)
Net Cash Provided By (Used In) Financing Activities	$(150,835)	$108,813

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 13)	$372	$467

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	(69,218)	9,327

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (Note 13)	142,929	164,404

Cash, Cash Equivalents, and Restricted Cash at End of Period (Note 13)	$73,711	$173,731

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 70% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we", "us", and "our'" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand shopping centers and interests therein. Our owned portfolio as of June 30, 2019 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties.

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

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield. On May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG), and TSG leases the land from us through a long-term, participating ground lease. Both we and TSG have the ability to terminate the ground lease in the event that a redevelopment has not begun within five years, with the buildings and improvements reverting to us upon such a termination. We will defer recognition of a sale of the building and improvements and maintain the property on our Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing a redevelopment. The shopping center has been excluded from our owned shopping center portfolio disclosure above.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TCO's sole asset is an approximate 70% general partnership interest in TRG and, consequently, substantially all of TCO's consolidated assets and liabilities are assets and liabilities of TRG. All of TCO's debt (Note 5) is an obligation of TRG or our consolidated subsidiaries. Note 5 also provides disclosure of guarantees provided by TRG to certain consolidated joint ventures and UJVs. Note 6 provides additional disclosures of the carrying balance of the noncontrolling interests in our consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

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

Ownership

In addition to common stock, we had three classes of preferred stock outstanding (Series B, J, and K) as of June 30, 2019. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. We own corresponding Series J and Series K Preferred Equity interests in TRG that entitle us to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on TCO's Series J and Series K Preferred Stock.

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

Outstanding voting securities of TCO at June 30, 2019 consisted of 26,413,117 shares of Series B Preferred Stock and 61,208,580 shares of common stock.

TRG

At June 30, 2019, TRG’s equity included two classes of preferred equity (Series J and K) and the net equity of the TRG unitholders. Net income and distributions of TRG are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in TRG in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by TCO and are eliminated in consolidation.

TCO's ownership in TRG at June 30, 2019 consisted of a 70% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. Our average ownership percentage in TRG for the six months ended June 30, 2019 and 2018 was 70% and 71%, respectively. At June 30, 2019, TRG had 87,639,296 TRG Units outstanding, of which we owned 61,208,580 TRG Units. Disclosures about TRG Units outstanding exclude TRG Profits Units granted or other share-based grants for which TRG Units may eventually be issued (Note 8).

The remaining approximate 30% of TRG Units are owned by TRG's partners other than TCO, including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (the Revocable Trust).

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

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Expense recoveries (1)		$50,553		$102,081
Shopping center and other operational revenues (2)	$11,993	10,817	$23,555	21,637
Management, leasing, and development services	892	826	2,108	1,620
Total revenue from contracts with customers	$12,885	$62,196	$25,663	$125,338

(1)
Pursuant to our adoption of ASC Topic 842, "Leases", beginning January 1, 2019, expense recoveries has been combined with minimum rent on the Consolidated Statement of Operations and Comprehensive Income (Loss) into Rental Revenues and is no longer required to be disaggregated.

(2)
Represents consolidated Other revenue reported on the Consolidated Statement of Operations and Comprehensive Income (Loss) excluding lease cancellation income for the three and six months ended June 30, 2018. Pursuant to the adoption of ASC Topic 842, "Leases", beginning January 1, 2019, lease cancellation income is now presented in Rental Revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when we have a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of June 30, 2019, we had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to our performance obligations that were unsatisfied, or partially unsatisfied, as of June 30, 2019 were inconsequential.

Restructuring Charge

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. retail industry. During the three and six months ended June 30, 2019, we incurred $0.1 million and $0.7 million, respectively, of expense related to our restructuring efforts. During the three and six months ended June 30, 2018, we recorded a change in estimate to previously recognized restructuring charges resulting in a reversal of expense of $0.1 million and $0.4 million, respectively. These expenses and changes in estimates thereto have been separately classified as Restructuring Charge on the Consolidated Statement of Operations and Comprehensive Income (Loss). As of June 30, 2019, an inconsequential amount of the restructuring costs recognized during 2018 and 2019 were unpaid and remained accrued.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Associated with Shareholder Activism

During the three and six months ended June 30, 2019, we incurred $12.0 million and $16.0 million, respectively, of expense associated with activities related to shareholder activism, largely legal and advisory services. Expenses for the three and six months ended June 30, 2019 include $5.0 million pursuant to an agreement with Land & Buildings Investment Management, LLC (Land & Buildings) for a reimbursement of a portion of the billed fees and expenses incurred by Land & Buildings and its affiliated funds in connection with Land & Buildings' activist involvement with TCO and the service on our Board of Directors of its founder and Chief Investment Officer, Jonathan Litt, which reimbursement represents a related party transaction. We received written certification from Land and Buildings that the actual billed fees and expenses as of the payment date exceeded $5.0 million. During the three and six months ended June 30, 2018, expenses associated with activities related to shareholder activism were $5.0 million and $8.5 million, respectively.

Also included in the activism costs is a retention program for certain employees. Given the uncertainties associated with shareholder activism and to ensure the retention of top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and our Board of Directors believe these benefits are instrumental in ensuring the continued success of TCO during the retention period. Due to the unusual and infrequent nature of these expenses in our history, they have been separately classified as Costs Associated with Shareholder Activism on our Consolidated Statement of Operations and Comprehensive Income (Loss). Unvested incentive benefits under the retention awards as of June 30, 2019 were $0.1 million, which will be recognized as service is rendered through December 31, 2019.

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

Adoption of ASC Topic 842 ("Leases")

On January 1, 2019, we adopted ASC Topic 842, "Leases". ASC Topic 842 addresses off-balance sheet financing related to operating leases and introduces a new lessee model that bring substantially all leases onto the balance sheet. We adopted ASC Topic 842, recognizing operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee on our Consolidated Balance Sheet, as of the date of adoption. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases. We also began expensing certain indirect leasing costs, which were capitalizable under the previous lease accounting standard. For the three and six months ended June 30, 2019, we expensed $1.5 million and $2.9 million, respectively, of leasing costs under ASC Topic 842 that would have been capitalized under the previous accounting standard.
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

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Future rental revenues under operating leases in effect at June 30, 2019 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019	$221,574
2020	436,998
2021	391,005
2022	343,802
2023	309,581
Thereafter	948,854

Certain shopping centers, as lessees, have ground and office leases expiring at various dates through the year 2105. As of June 30, 2019, these leases had an average remaining lease term of approximately 51 years. One center has an option to extend the term for three, 10 year periods and another center has the option to extend the lease term for one additional 10 year period. As of June 30, 2019, these extension options were not considered reasonably assured of being exercised and therefore were excluded from the respective lease terms for these centers. We also lease certain of our office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2022.
In order to determine the operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee, we utilized a synthetic corporate yield curve to determine an incremental borrowing rate for each of our leases. Significant judgment was required to develop the yield curve, which utilized certain peer and market observations. As of June 30, 2019, the weighted average discount rate for operating leases reported on our Consolidated Balance Sheet was 5.8%. In instances where variable consideration not dependent upon an index or rate existed, such future payments were excluded from the determination of the related operating lease liability and right-of-use asset.
For leases existing as of the adoption date of ASC Topic 842, rent expense is recognized on a straight-line basis. Rental expense under operating leases was $4.2 million and $8.4 million for both the three and six months ended June 30, 2019 and 2018. There was no contingent rent expense under operating leases for the three and six months ended June 30, 2019 and 2018. Payables representing straight-line rent adjustments under lease agreements were $64.8 million as of December 31, 2018. These amounts are now presented within Operating Lease Liabilities on our Consolidated Balance Sheet upon adoption of ASC Topic 842.

The following is a schedule of future minimum rental payments required under operating leases:

2019	$7,286
2020	13,646
2021	12,588
2022	13,983
2023	14,142
Thereafter	723,068

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Acquisition, Partial Disposition of Ownership Interests, Redevelopment, and Development

Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida, in exchange for 1.5 million newly issued TRG Units (Note 13). We also assumed our $94.6 million share of the existing debt at the center. Our ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method.

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

Redevelopment

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending at The Mall at Green Hills to continue for the remainder of 2019 as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

Asia Development

Starfield Anseong

We have partnered with Shinsegae Group, our partner in Starfield Hanam, to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. We own a 49% interest in the project and no longer expect to admit an additional capital partner during the development period. The shopping center is scheduled to open in late 2020. As of June 30, 2019, we have invested $121.3 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense

Our income tax expense (benefit) for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30			Six Months Ended June 30
	2019		2018	2019		2018
Federal current	$116		$60	$116		$60
Federal deferred	428		(261)	621		$(348)
Foreign current	476		462	596		634
Foreign deferred	1,320	(1)	(262)	1,435	(1)	(124)
State current	22			41		3
State deferred	2		29	94		(13)
Total income tax expense	$2,364		$28	$2,903		$212

(1)
As a result of our pending sale of 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone (Note 2), we recognized foreign deferred tax expense in 2019 as we are no longer able to assert indefinite reinvestment in our China centers. The tax expense is related to an excess of the outside GAAP basis over the tax basis of our investments.

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018 were as follows:

	2019	2018
Deferred tax assets:
Federal	$5,093	$5,662
Foreign	1,703	1,655
State	993	807
Total deferred tax assets	$7,789	$8,124
Valuation allowances	(1,904)	(1,744)
Net deferred tax assets	$5,885	$6,380
Deferred tax liabilities:
Foreign	$3,432	$2,454
Total deferred tax liabilities	$3,432	$2,454

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

Shopping Center	Ownership as of June 30, 2019 and December 31, 2018
CityOn.Xi'an (1)	50%
CityOn.Zhengzhou (1)	49
Country Club Plaza	50
Fair Oaks Mall	50
The Gardens Mall (2)	48.5/0
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Anseong (under development)	Note 2
Starfield Hanam (1)	34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)
In February 2019, we entered into agreements to sell 50% of our ownership interests in CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam, which are subject to customary closing conditions and are expected to close throughout 2019 (Note 2).

(2)	In April 2019, we acquired a 48.5% interest in The Gardens Mall (Note 2).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for our Unconsolidated Joint Ventures, followed by TRG's beneficial interest in the combined operations information. The combined financial information of the Unconsolidated Joint Ventures as of June 30, 2019 and December 31, 2018 excludes the balances of Starfield Anseong, which is currently under development (Note 2). Beneficial interest is calculated based on TRG's ownership interest in each of the Unconsolidated Joint Ventures.

	June 30, 2019	December 31, 2018
Assets:
Properties	$3,835,131	$3,728,846
Accumulated depreciation and amortization	(967,212)	(869,375)
	$2,867,919	$2,859,471
Cash and cash equivalents	131,509	161,311
Accounts and notes receivable (1)	143,337	131,767
Operating lease right-of-use assets (1)	11,534
Deferred charges and other assets	131,435	140,444
	$3,285,734	$3,292,993

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net	$3,097,056	$2,815,617
Accounts payable and other liabilities	284,413	426,358
Operating lease liabilities (1)	13,286
TRG's accumulated deficiency in assets (1)	(122,555)	(49,465)
Unconsolidated Joint Venture Partners' accumulated equity in assets (1)	13,534	100,483
	$3,285,734	$3,292,993

TRG's accumulated deficiency in assets (above)	$(122,555)	$(49,465)
TRG's investment in Starfield Anseong (Note 2) and advances to CityOn.Zhengzhou	165,049	140,743
TRG basis adjustments, including elimination of intercompany profit	189,400	57,360
TCO's additional basis	46,205	47,178
Net investment in Unconsolidated Joint Ventures	$278,099	$195,816
Distributions in excess of investments in and net income of Unconsolidated Joint Ventures	485,048	477,800
Investment in Unconsolidated Joint Ventures	$763,147	$673,616

(1) Upon adoption of ASC Topic 842, "Leases" on January 1, 2019, we valued our operating lease obligations and recorded operating lease liabilities and related right-of-use assets. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues (1)	$154,385	$144,347	$297,026	$299,635
Maintenance, taxes, utilities, promotion, and other operating expenses (1)	$56,535	$52,391	$104,410	$105,181
Interest expense	36,213	33,650	68,711	66,117
Depreciation and amortization	33,669	33,152	66,640	65,936
Total operating costs	$126,417	$119,193	$239,761	$237,234
Nonoperating income, net	923	581	1,324	928
Income tax expense	(1,967)	(1,428)	(3,646)	(2,844)
Net income	$26,924	$24,307	$54,943	$60,485

Net income attributable to TRG	$14,155	$12,536	$28,448	$31,242
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	1,152	1,991	2,018	3,500
Depreciation of TCO's additional basis	(485)	(485)	(972)	(972)
Equity in income of Unconsolidated Joint Ventures	$14,822	$14,042	$29,494	$33,770

Beneficial interest in Unconsolidated Joint Ventures’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$52,693	$49,284	$102,110	$103,528
Interest expense	(18,005)	(17,263)	(34,781)	(34,014)
Depreciation and amortization	(18,954)	(17,325)	(36,146)	(34,380)
Income tax expense	(912)	(654)	(1,689)	(1,364)
Equity in income of Unconsolidated Joint Ventures	$14,822	$14,042	$29,494	$33,770

(1) Upon adoption of ASC Topic 842, "Leases", uncollectible tenant revenues are now being recorded in Rental Revenues (Note 1).

Related Party

We have a note receivable outstanding with CityOn.Zhengzhou, which was originally issued for the purpose of funding development costs. The balance of the note receivable was $43.8 million and $43.6 million as of June 30, 2019 and December 31, 2018, respectively, and was classified within Investment in Unconsolidated Joint Ventures on the Consolidated Balance Sheet.

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

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
June 30, 2019	$3,812,538		$3,097,056	$3,521,884		$1,588,728
December 31, 2018	3,830,195		2,815,617	3,539,588		1,437,445

Capitalized interest:
Six Months Ended June 30, 2019	$4,354	(1)	$85	$4,345	(1)	$47
Six Months Ended June 30, 2018	7,180		3	7,154		2

Interest expense:
Six Months Ended June 30, 2019	$74,895		$68,711	$68,841		$34,781
Six Months Ended June 30, 2018	63,846		66,117	57,807		34,014

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

Upcoming Maturity

The $150 million loan for The Mall at Green Hills matures in December 2019. We expect to exercise the second and final one year extension option upon maturity.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as the $300 million and $250 million unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of June 30, 2019, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our covenants and loan obligations as of June 30, 2019. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the August 2018 financing at International Market Place, TRG provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250 million loan is interest only during the initial three year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of June 30, 2019 was $1.0 million. We believe the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an Unconsolidated Joint Venture, TRG provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of June 30, 2019, the interest rate swap was a $0.7 million liability and in a receivable position for unpaid interest. We believe the likelihood of a payment under the guarantee to be remote.

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

The Former Asia President has an ownership interest in Taubman Asia. This interest entitles the Former Asia President to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities undergone prior to the Successor Asia President obtaining an ownership interest (see below) being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by TRG for Taubman Asia's operating and investment activities subsequent to the Former Asia President obtaining his ownership interest. TRG has a preferred investment in Taubman Asia to the extent the Former Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to TRG's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Former Asia President has the ability to put, the Former Asia President’s ownership interest upon Taubman Asia's properties reaching certain specified milestones. The redemption price for the ownership interest is the fair value of the ownership interest less the amount required to return TRG's preferred interest. We have determined that the Former Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and account for it as a contingently redeemable noncontrolling interest. We present as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, therefore falling into Level 3 of the fair value hierarchy. As of June 30, 2019 and December 31, 2018, the carrying amount of this redeemable equity was $6.0 million and $7.8 million, respectively. Adjustments to the redemption value are recorded through equity.

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

The Successor Asia President also has an ownership interest in Taubman Asia. This interest entitles the Successor Asia President to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. These withholdings will continue until he contributes and maintains his capital consistent with his percentage ownership interest, including all capital funded by TRG for Taubman Asia's operating and investment activities subsequent to the Successor Asia President obtaining his ownership interest. TRG has a preferred investment in Taubman Asia to the extent the Successor Asia President has not yet contributed capital commensurate with his ownership interest. This preferred investment accrues an annual preferential return equal to TRG's average borrowing rate (with the preferred investment and accrued return together being referred to herein as the preferred interest). In addition, Taubman Asia has the ability to call, and the Successor Asia President has the ability to put, the Successor Asia President’s ownership interest upon specified terminations of the Successor Asia President’s employment, although such put or call right may not be exercised for specified time periods after certain termination events. The redemption price for the ownership interest is 50% (increasing to 100% as early as January 2022) of the fair value of the ownership interest less the amount required to return TRG's preferred interest. We have determined that the Successor Asia President's ownership interest in Taubman Asia qualifies as an equity award, considering its specific redemption provisions, and account for it as a contingently redeemable noncontrolling interest. As of both June 30, 2019 and December 31, 2018, the carrying amount of this redeemable equity was zero. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Market Place

We own a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation and no right to contribute capital. We are entitled to a preferential return on our capital contributions. We have the right to purchase the joint venture partner's interest and the joint venture partner has the right to require us to purchase the joint venture partner's interest after the third anniversary of the opening of the center, and annually thereafter. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, we account for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both June 30, 2019 and December 31, 2018. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Beginning Balance	$7,800	$7,500	$7,800	$7,500
Allocation of net loss	(144)	(58)	(237)	(110)
Former Taubman Asia President adjustment of redeemable equity	(1,800)		(1,800)
Adjustments of redeemable noncontrolling interest	144	58	237	110
Ending Balance	$6,000	$7,500	$6,000	$7,500

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of June 30, 2019 and December 31, 2018 included the following:

	2019	2018
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(154,795)	$(156,470)
Noncontrolling interests in partnership equity of TRG	(67,878)	(58,554)
	$(222,673)	$(215,024)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended June 30, 2019 and 2018 included the following:

	Three Months Ended June 30
	2019	2018
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$976	$1,538
Noncontrolling share of income of TRG	3,408	6,922
	$4,384	$8,460
Redeemable noncontrolling interest:	(144)	(58)
	$4,240	$8,402

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) attributable to the noncontrolling interests for the six months ended June 30, 2019 and 2018 included the following:

	Six Months Ended June 30
	2019	2018
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$2,498	$2,934
Noncontrolling share of income of TRG	10,209	15,201
	$12,707	$18,135
Redeemable noncontrolling interest:	(237)	(110)
	$12,470	$18,025

Equity Transactions

The following table presents the effects of changes in TCO’s ownership interest in consolidated subsidiaries on TCO’s equity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30
	2019	2018
Net income attributable to TCO common shareholders	$21,356	$33,897
Transfers (to) from the noncontrolling interest:
(Decrease) increase in TCO’s paid-in capital for adjustments of noncontrolling interest (1)	(21,819)	(155)
Net transfers (to) from noncontrolling interests	(21,819)	(155)
Change from net income attributable to TCO and transfers (to) from noncontrolling interests	$(463)	$33,742

(1)
In 2019 and 2018, adjustments of the noncontrolling interest were made as a result of changes in our ownership of TRG in connection with our share-based compensation under employee and director benefit plans (Note 8), issuances of common stock pursuant to the Continuing Offer (Note 9), issuances of TRG Units in connection with the acquisition of The Gardens Mall (Note 2), and in connection with the accounting for the Former Asia President's redeemable ownership interest.

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2019, we held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $370 million at June 30, 2019, compared to a book value of $(154.8) million that is classified in Noncontrolling Interests on our Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's fair value. The property's fair value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, we had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate		Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%		1.60%	(1)	3.74%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	125,000	3.02%	(2)	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	75,000	3.02%	(2)	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	3.02%	(2)	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%		1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	160,410	1.83%		1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	34.3%	52,065 USD / 60,500,000 KRW	1.52%		1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one month LIBOR-indexed interest payment accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. We are currently using these swaps to manage interest rate risk on the $300 million unsecured term loan. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.39% to 4.04% during the swap period.

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

We expect that approximately $3.7 million of AOCI of TCO and the noncontrolling interests will be reclassified from AOCI and recognized as an increase in expense in the following 12 months.

The following tables present the effect of derivative instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30			Three Months Ended June 30
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(8,808)	$2,046	Interest Expense	$(72)	$162
Interest rate contracts – UJVs	(1,075)	494	Equity in Income of UJVs	132	20
Cross-currency interest rate contract – UJV	(73)	(131)	Equity in Income of UJVs	363	822
Total derivatives in cash flow hedging relationships	$(9,956)	$2,409		$423	$1,004

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30			Six Months Ended June 30
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(14,524)	$7,918	Interest Expense	$766	$(301)
Interest rate contracts – UJVs	(1,700)	1,866	Equity in Income of UJVs	269	(286)
Cross-currency interest rate contract – UJV	(43)	(182)	Equity in Income of UJVs	811	817
Total derivatives in cash flow hedging relationships	$(16,267)	$9,602		$1,846	$230

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of our derivative financial instruments as reported on the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.

		Fair Value
	Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets		$3,530
Interest rate contract - UJV	Investment in UJVs		1,345
Total assets designated as hedging instruments		$—	$4,875

Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(16,706)	$(5,710)
Interest rate contract – UJV	Investment in UJVs	(355)
Cross-currency interest rate contract – UJV	Investment in UJVs	(267)	(963)
Total liabilities designated as hedging instruments		$(17,328)	$(6,673)

Contingent Features

Our outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on TRG's indebtedness. As of June 30, 2019, we are not in default on any indebtedness that would trigger a credit-risk-related default on our current outstanding derivatives.
As of June 30, 2019 and December 31, 2018, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $17.3 million and $6.7 million, respectively. As of June 30, 2019 and December 31, 2018, we were not required to post any collateral related to these agreements. If we breached any of these provisions we would be required to settle our obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

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

TRG Profits Units

The following types of TRG Profits Units awards were granted to certain senior management employees in prior years: (1) a time-based award with a three year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units vested if absolute TSR is not positive over a three year period. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see 2019 Awards - Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of either TRG Units or common shares being issued at vesting under the TRG Profits Units program and the Performance Share Unit program, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 Awards - Other Management Employee Grants

During 2019 and in prior years, other types of awards granted to management employees include those described below. The awards granted in 2019 vest in March 2022, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

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

NOI - Based Performance Share Units (NOI PSU) - Each NOI PSU represents the right to receive, upon vesting, shares of common stock ranging from 0-300% of the NOI PSU based on our NOI performance, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period. These awards also provide for a cap on the maximum number of units vested if absolute TSR is not positive over a three year period.

Restricted Share Units (RSU) - Each RSU represents the right to receive upon vesting one share of common stock, as well as a cash payment upon vesting equal to the aggregate cash dividends that would have been paid on such shares of common stock during the vesting period.

Expensed and Capitalized Costs

The compensation cost charged to income for our share-based compensation plans was $2.0 million and $4.2 million for the three and six months ended June 30, 2019, respectively. The compensation cost charged to income for our share-based compensation plans was $2.3 million and $4.6 million for the three and six months ended June 30, 2018, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.1 million and 0.2 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of Activity for the Six Months Ended June 30, 2019

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	69,285	$57.93
Units recovered and cancelled (1)	(368)	59.49
Vested and converted (2)	(46,506)	59.45
Outstanding at June 30, 2019	22,411	$54.73

(1)
This reflects the recovery and cancellation of previously granted Restricted TRG Profits Units, which vested on March 1, 2019, as a result of the actual cash distributions made during the vesting period.

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which satisfied certain tax-driven requirements on April 1, 2019 and had previously vested.

As of June 30, 2019, there was $0.4 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.2 years.

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	148,078	$25.17
Units recovered and cancelled (1)	(76,489)	26.42
Vested and converted (2)	(21,169)	26.30
Outstanding at June 30, 2019	50,420	$22.81

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

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which satisfied certain tax-driven requirements on April 1, 2019 and had previously vested.

As of June 30, 2019, there was $0.4 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.3 years.

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	149,949	$19.29
Units recovered and cancelled (1)	(68,730)	17.47
Vested and converted (2)	(30,799)	18.86
Outstanding at June 30, 2019	50,420	$18.29

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

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which satisfied certain tax-driven requirements on April 1, 2019 and had previously vested.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, there was $0.3 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.2 years.

TSR - Based Performance Share Units

	Number of TSR PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	14,197	$79.13
Granted	20,936	85.44
Outstanding at June 30, 2019	35,133	$82.89

As of June 30, 2019, there was $2.1 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 2.2 years.

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	14,197	$60.59
Granted	20,936	52.41
Outstanding at June 30, 2019	35,133	$55.71

As of June 30, 2019, there was $1.4 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 2.2 years.

Restricted Share Units

	Number of RSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	184,673	$63.44
Vested	(63,165)	66.82
Granted	87,720	52.41
Forfeited	(6,796)	58.17
Outstanding at June 30, 2019	202,432	$57.78

As of June 30, 2019, there was $6.6 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.0 years.

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

Based on a market value at June 30, 2019 of $40.83 per share for our common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.0 billion. The purchase of these interests at June 30, 2019 would have resulted in us owning an additional 28% interest in TRG.

Continuing Offer

We have made a continuing, irrevocable offer to exchange shares of common stock for TRG Units (the Continuing Offer) to all present holders of TRG Units (other than a certain excluded holder, currently TVG), permitted assignees of all present holders of TRG Units, those future holders of TRG Units as we may, in our sole discretion, agree to include in the Continuing Offer, and all future optionees under the 2018 Omnibus Plan. Under the Continuing Offer agreement, one TRG Unit is exchangeable for one share of common stock. Upon a tender of TRG Units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. Our hurricane coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions. However, insurance proceeds have been lagging and were not received in the same period the losses were incurred. In June 2019, we reached a final settlement with our insurer and received final payment related to our claims.
The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the three and six months ended June 30, 2019 and June 30, 2018:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended June 30			Six Months Ended June 30
		2019		2018	2019		2018
Business interruption insurance recoveries	Nonoperating Income, Net	$4,531			$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)			(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income, Net	182		$360	185		$1,030
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)	981	2,000	(2)	4,866
Gain on insurance recoveries	Nonoperating Income, Net	1,418			1,418

(1) Represents amounts recognized in prior periods that were credited back to tenants in the current period upon receipt of business interruption claim proceeds.
(2) Represents reduction of depreciation expense recorded in June 2019 for proceeds received in final settlement of insurance claim, which offset the original deductible expensed in 2017.

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

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income attributable to TCO common shareholders (Numerator):
Basic	$6,259	$15,307	$21,356	$33,897
Impact of additional ownership of TRG	7	17	28	46
Diluted	$6,266	$15,324	$21,384	$33,943

Shares (Denominator) – basic	61,171,614	60,992,200	61,147,947	60,954,924
Effect of dilutive securities	168,311	240,333	206,481	264,738
Shares (Denominator) – diluted	61,339,925	61,232,533	61,354,428	61,219,662

Earnings per common share – basic	$0.10	$0.25	$0.35	$0.56
Earnings per common share – diluted	$0.10	$0.25	$0.35	$0.55

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

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Weighted average noncontrolling TRG Units outstanding	6,040,239	4,141,848	5,094,653	4,143,548
Unissued TRG Units under unit option deferral elections	871,262	871,262	871,262	871,262

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

Other

The valuations of both our investments in an insurance deposit and in SPG common shares utilize unadjusted quoted prices determined by active markets for the specific securities we have invested in, and therefore fall into Level 1 of the fair value hierarchy. We measured our investment in SPG common shares at fair value with changes in value recorded through net income. We owned zero and 290,124 SPG common shares as of June 30, 2019 and December 31, 2018, respectively. In January 2019, we sold our remaining investment in 290,124 SPG common shares at an average price of $179.52 per share. Proceeds from the sale were used to pay down our revolving lines of credit.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2019 Using		Fair Value Measurements as of December 31, 2018 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
SPG common shares			$48,738
Insurance deposit	$11,118		10,121
Derivative interest rate contracts (Note 7)				$3,530
Total assets	$11,118	$—	$58,859	$3,530

Derivative interest rate contracts (Note 7)		$(16,706)		$(5,710)
Total liabilities		$(16,706)		$(5,710)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2019 and December 31, 2018, we employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at June 30, 2019 and December 31, 2018 were as follows:

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$3,812,538	$3,844,576	$3,830,195	$3,755,757

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2019 by $138.4 million or 3.6%.

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

See Note 7 regarding additional information on derivatives.

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the six months ended June 30, 2019 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2019	$(16,128)	$(9,248)	$(25,376)	$(6,569)	$8,363	$1,794
Other comprehensive income (loss) before reclassifications	(7,341)	(10,072)	(17,413)	(3,170)	(4,349)	(7,519)
Amounts reclassified from AOCI		(1,289)	(1,289)		(557)	(557)
Net current period other comprehensive income (loss)	$(7,341)	$(11,361)	$(18,702)	$(3,170)	$(4,906)	$(8,076)
Adjustments due to changes in ownership	275	(351)	(76)	(275)	351	76
June 30, 2019	$(23,194)	$(20,960)	$(44,154)	$(10,014)	$3,808	$(6,206)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the six months ended June 30, 2018 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2018	$384	$(7,303)	$(6,919)	$159	$9,220	$9,379
Other comprehensive income (loss) before reclassifications	(4,859)	6,978	2,119	(1,988)	2,854	866
Amounts reclassified from AOCI		(164)	(164)		(66)	(66)
Net current period other comprehensive income (loss)	$(4,859)	$6,814	$1,955	$(1,988)	$2,788	$800
Adjustment related to SPG common shares investment for adoption of ASU No. 2016-01 (1)		(678)	(678)		(277)	(277)
Adjustments due to changes in ownership	1	19	20	(1)	(19)	(20)
June 30, 2018	$(4,474)	$(1,148)	$(5,622)	$(1,830)	$11,712	$9,882

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

The following table presents reclassifications out of AOCI for the six months ended June 30, 2019:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income (Loss)
Gains on interest rate instruments and other:
Realized gain on interest rate contracts - consolidated subsidiaries	$(766)	Interest Expense
Realized gain on interest rate contracts - UJVs	(269)	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(811)	Equity in Income of UJVs
Total reclassifications for the period	$(1,846)

The following table presents reclassifications out of AOCI for the six months ended June 30, 2018:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on the Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses (gain) on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$301	Interest Expense
Realized loss on interest rate contracts - UJVs	286	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(817)	Equity in Income of UJVs
Total reclassifications for the period	$(230)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the six months ended June 30, 2019 and 2018, net of amounts capitalized of $4.4 million and $7.2 million, respectively, was $72.2 million and $58.9 million, respectively. Income taxes paid for the six months ended June 30, 2019 and 2018 were $0.8 million and $0.4 million, respectively. Cash paid for operating leases for the six months ended June 30, 2019 was $7.2 million. Other non-cash additions to properties during the six months ended June 30, 2019 and 2018 were $89.8 million and $81.3 million, respectively, and primarily represent accrued construction and tenant allowance costs. In connection with the adoption of ASC Topic 842, "Leases", we recorded $178.1 million of operating lease right-of-use assets as of January 1, 2019, which were classified as non-cash investing activities (Note 1). We issued 1.5 million TRG Units as partial consideration for the acquisition of The Gardens Mall, which were valued at $79.3 million as of the acquisition date.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown on the Consolidated Statement of Cash Flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$42,749	$48,372
Restricted cash	30,962	94,557
Total Cash, Cash Equivalents, and Restricted Cash shown on the Consolidated Statement of Cash Flows	$73,711	$142,929

Restricted Cash

We are required to escrow cash balances for specific uses stipulated by certain of our lenders and other various agreements. As of June 30, 2019 and December 31, 2018, our cash balances restricted for these uses were $31.0 million and $94.6 million, respectively. Our Restricted Cash as of June 30, 2019 and December 31, 2018, included $29.4 million and $92.5 million, respectively, of cash held as collateral for financing arrangements related to our Asia investments, which is being held in a foreign account. During the six months ended June 30, 2019, the cash held as collateral decreased as a result of pay downs of the related financing arrangement. During the six months ended June 30, 2019 and 2018, the restricted cash balances related to the Asia investments increased by $0.4 million and $0.5 million as a result of exchange rate fluctuations.

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

The comparability of information used in measuring performance is affected by the acquisition of a 48.5% interest in The Gardens Mall in April 2019 (see "Results of Operations - The Gardens Mall Acquisition"), the redevelopment agreement for Taubman Prestige Outlets Chesterfield in May 2018 (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield"), and the redevelopment of Beverly Center beginning in 2016. Additional "comparable center" statistics that exclude the centers noted above are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2018 have been restated to include comparable centers to 2019. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria, which occurred in 2017, given that the center's performance has been and is expected to continue to be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan").

Current Operating Trends

The U.S. shopping center industry has been challenged in recent years and is currently facing choppiness as it continues to evolve rapidly alongside retail. Across the industry, department store sales have weakened and their ability to drive traffic has substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores. There has been some stabilization of the retail landscape recently, however, the retail headwinds still have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unexpected terminations. Over time, we have seen the emergence of a new tenant pool offering additional entertainment and coworking alternatives within the mall, as well as investment in brick-and-mortar locations by digitally native tenants. Where appropriate, we are making decisions as we re-tenant space to use some shorter leases in order to maintain occupancy, merchandising, and preserve cash flow when necessary and possible; this activity can have a material impact on our releasing spread for an applicable period.

In this context, we have been repositioning our company for a number of years. Our most recent new developments, including those in Asia, have provided growth and are contributing positively to our portfolio. Over time, we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents and maintain a selection of high quality tenants in our shopping centers.

Tenant Sales and Occupancy Costs

During the six months ended June 30, 2019, 1.7% of our tenants sought the protection of the bankruptcy laws, as compared to 1.6% of our tenants for the year ended December 31, 2018 and although our occupancy and lease space statistics remain solid, lease cancellation revenue for 2019 is expected to remain at levels above our five year average.

Our comparable mall tenants reported an 8.8% increase in mall tenant sales per square foot in the second quarter of 2019 from the same period in 2018. For the six months ended June 30, 2019, our comparable mall tenant sales per square foot increased 13.7% from the comparable period in 2018. For the trailing 12-month period ended June 30, 2019, comparable mall tenant sales per square foot were $848, a 10.8% increase from $765 for the trailing 12-month period ended June 30, 2018. Although our mall tenant sales continue to be strong, the strong sales performance is not widespread amongst our tenant base and has been materially impacted by the sales performance of certain individual tenants.

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

Mall tenant occupancy costs (Rental Revenues and Overage Rents excluding lease cancellation income and uncollectible tenant revenues) as a percentage of sales in our Consolidated Businesses and Unconsolidated Joint Ventures are as follows:

	Trailing 12-Months Ended June 30 (1)
	2019	2018
Consolidated Businesses	13.5%	15.1%
Unconsolidated Joint Ventures	12.6%	13.1%
Combined	13.0%	14.0%

(1)	Based on reports of sales furnished by mall tenants of all centers reported during that period.

Occupancy and Leased Space

Mall tenant ending occupancy and leased space statistics as of June 30, 2019 and 2018 are as follows:

	2019 (1)	2018 (1)
Ending occupancy - all centers	92.0%	92.3%
Ending occupancy - comparable centers	92.2	92.6
Leased space - all centers	94.7	94.8
Leased space - comparable centers	95.1	95.1

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall and Great Lakes Crossing Outlets).

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from mall tenants. The spread between comparable center leased space and occupied space, at 2.9% this quarter, is consistent with our history of 1% to 3% in the second quarter.

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline, respectively, or we may execute shorter lease terms, as tenants' expectations of future growth become less optimistic.

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

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Average rent per square foot: (1)
Consolidated Businesses	$71.75	$72.98	$71.31	$72.33
Unconsolidated Joint Ventures	47.72	46.13	47.30	46.24
Combined	56.79	55.64	56.31	55.47

(1)	Statistics exclude non-comparable centers.

	Trailing 12-Months Ended June 30 (1) (2)
	2019	2018
Opening base rent per square foot:
Consolidated Businesses	$60.83	$75.62
Unconsolidated Joint Ventures	46.73	48.36
Combined	53.97	60.89
Square feet of GLA opened:
Consolidated Businesses	635,542	441,713
Unconsolidated Joint Ventures	602,015	519,509
Combined	1,237,557	961,222
Closing base rent per square foot:
Consolidated Businesses	$58.76	$69.37
Unconsolidated Joint Ventures	46.98	46.88
Combined	52.25	57.03
Square feet of GLA closed:
Consolidated Businesses	535,207	449,307
Unconsolidated Joint Ventures	660,816	546,279
Combined	1,196,023	995,586
Releasing spread per square foot:
Consolidated Businesses	$2.07	$6.25
Unconsolidated Joint Ventures	(0.25)	1.48
Combined	1.72	3.86
Releasing spread per square foot growth:
Consolidated Businesses	3.5%	9.0%
Unconsolidated Joint Ventures	(0.5)%	3.2%
Combined	3.3%	6.8%

(1)	Statistics exclude non-comparable centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
(2) Opening and closing statistics exclude spaces gr
The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, duration of the lease, and average size of tenant space opening and closing in the period. Broadly, the lower releasing spread reflects the recently decelerating environment for retail, as demonstrated by lower rent growth.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions or events that affected operations during the three and six months ended June 30, 2019 and 2018, or are expected to affect operations in the future.

The Gardens Mall Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida in exchange for 1.5 million newly issued units of limited partnership in TRG (TRG Units). We also assumed our $94.6 million share of the existing debt at the center, which bears interest at 6.8% and matures in July 2025. The debt assumed has been adjusted for our beneficial share of $27.6 million of purchase accounting adjustments, which has the effect of reducing the stated rate on the debt of 6.8% to an average effective rate of 4.2% over the remaining term of the loan. The Forbes Company, our partner in The Mall at Millenia and Waterside Shops, also owns a 48.5% interest and manages and leases the center. Our ownership interest in the center is accounted for as an Unconsolidated Joint Venture under the equity method.

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

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have substantial insurance to cover hurricane and flood damage, as well as business and service interruption. The business interruption coverage commences at time of loss and continues for one year after the damage is fully repaired. Our hurricane coverage includes a single deductible of $2 million and policy limits of $900 million, all subject to various terms and conditions. However, insurance proceeds have been lagging and were not received in the same period the losses were incurred. In June 2019, we reached a final settlement with our insurer and received final payment related to our claims.

The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the three and six months ended June 30, 2019 and June 30, 2018:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended June 30			Six Months Ended June 30
		2019		2018	2019		2018
Business interruption insurance recoveries	Nonoperating Income, Net	$4,531			$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)			(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income, Net	182		$360	185		$1,030
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)	981	2,000	(2)	4,866
Gain on insurance recoveries	Nonoperating Income, Net	1,418			1,418

(1) Represents amounts recognized in prior periods that were credited back to tenants in the current period upon receipt of business interruption claim proceeds.
(2) Represents reduction of depreciation expense recorded in June 2019 for proceeds received in final settlement of insurance claim, which offset the original deductible expensed in 2017.

See "Note 9 - Commitments and Contingencies - Hurricane Maria and The Mall of San Juan" to our consolidated financial statements for more information regarding our ongoing litigation with Saks Fifth Avenue Puerto Rico, Inc. and Saks Incorporated to compel them to immediately remediate and repair the Saks Fifth Avenue store.

Taubman Asia

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). Following the transactions (Blackstone Transactions), which are subject to customary closing conditions and are expected to close throughout 2019, we will retain a 17.15% ownership interest in Starfield Hanam, a 25% ownership interest in CityOn.Xi'an, and a 24.5% ownership interest in CityOn.Zhengzhou. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee. The interests to be sold were valued at $480 million as of the sale agreement date, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third-party debt. Also, we may receive up to an additional $50 million of consideration based on the 2019 performance of the three assets.

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

In November 2018, we exercised the first of our two, one year extension options to extend The Mall at Green Hills loan maturity date to December 2019.

In August 2018, we completed a three year, $250 million financing for International Market Place. The payments on the loan, which bears interest at LIBOR plus 2.15%, are interest only for the initial three year term. The interest rate may be reduced to LIBOR plus 1.85% upon the achievement of certain performance measures. There are two, one year extension options. TRG has provided an unconditional guarantee of the loan balance during the term of the loan. Proceeds from the financing were used to pay off the previous construction facility, which had a balance of $250.0 million after we made a repayment on the facility of $43.8 million in July 2018.

In April 2018, we refinanced our loan at Fair Oaks Mall, a 50% owned Unconsolidated Joint Venture. The joint venture's new loan is a $260 million, five year, non-recourse loan. The payments on the loan, which bears interest at a fixed rate of 5.32%, began in June 2018 and are amortizing principal based on 30 years. Proceeds were used to pay off the previous $259 million loan.

In March 2018, we completed a $250 million unsecured term loan that matures in March 2023 (see "Liquidity and Capital Resources - Term Loans").

Also in March 2018, proceeds from both the $250 million unsecured term loan and the Twelve Oaks Mall loan (see below) were used to pay off our existing $475 million unsecured term loan.

In February 2018, we completed a 10 year, $300 million non-recourse financing for Twelve Oaks Mall. The payments on the loan, which bears interest at a fixed rate of 4.85%, began in April 2018 and are amortizing principal based on 30 years. As a result of this financing, Twelve Oaks Mall was removed as a guarantor under the primary unsecured revolving line of credit and the unsecured term loans.

Interest Expense

For several years our interest expense has been impacted in large part by our sizeable development and redevelopment pipelines, the associated borrowings and spending, and the mechanics of capitalized interest. In addition, the LIBOR rate has risen compared to the prior year, which impacts our beneficial interest in debt that floats month to month (about 23% and 20% of our beneficial interest in debt as of June 30, 2019 and December 31, 2018, respectively) and has a greater impact due to the spending for our development and redevelopment projects previously noted. In addition, effective from March 2019 through maturity, the LIBOR rate is fixed to 3.02% on our $250 million unsecured term loan, which results in an effective interest rate in the range of 4.27% to 4.92%. This loan was previously swapped through February 2019 to an effective interest rate of 2.89% to 3.54%. Also, the LIBOR rate on $225 million of our $1.1 billion unsecured facility now floats at the current LIBOR rate as the previously existing 1.65% swap matured in February 2019.

Our interest expense has been materially impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We have experienced, and will continue to experience, an increase in interest expense primarily due to the opening of four ground-up development and redevelopment projects, as well as increased capital costs at our stabilized centers (see "Liquidity and Capital Resources - Planned 2019 Capital Spending"). We capitalize interest on our consolidated project costs and our equity contributions to Unconsolidated Joint Ventures under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. As these projects were completed, interest capitalization generally ended and we began recognizing interest expense.

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield. On May 1, 2018, all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease and we receive ground lease payments and a share of the property’s revenues above a specified level. TSG is planning a significant redevelopment of the property, which will transform it into a unique entertainment, shopping and dining destination. We have no future capital obligation related to the redevelopment of the property. Both we and TSG have the ability to terminate the ground lease in the event that the redevelopment has not begun within five years, with the buildings and improvements reverting to us upon termination. Taubman Prestige Outlet Chesterfield's historic contribution to our results of operations has been immaterial. We will defer recognition of a sale of the building and improvements and maintain the property on our Consolidated Balance Sheet until the foregoing termination right is no longer available to the parties, with this right ceasing upon TSG commencing the redevelopment.

Adoption of ASC Topic 842 ("Leases")

Upon adoption of ASC Topic 842, "Leases", on January 1, 2019, minimum rents and expense recoveries are now presented within a single revenue line item, Rental Revenues; the presentation of lease cancellation income has changed from Other revenue to Rental Revenues; the presentation of uncollectible tenant revenues has changed from Other Operating expense to Rental Revenues as a contra-revenue; and Other Operating expense includes certain indirect leasing costs, which were capitalizable under the previous lease accounting standard. Comparative periods presented were not adjusted to reflect the change in accounting, which results in variances between the three and six months ended June 30, 2019 and 2018, as further described in the sections below.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

The following is a comparison of our results for the three months ended June 30, 2019 and 2018, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the three months ended June 30, 2019 were $161.6 million, a $8.8 million or 5.8% increase from the comparable period in 2018. The following impacted total revenues:

•	increases in occupancy, recoverable common area maintenance, and lease cancellation income;

•	improved performance at Beverly Center as disruption related to the redevelopment has abated;

•	these increases were partially offset by the decrease resulting from uncollectible tenant revenues now being recorded as contra-revenue in 2019 upon adoption of ASC Topic 842, "Leases"; and

•
these increases were also partially offset by revenue recognized at The Mall of San Juan in prior periods that were credited back to tenants in the current period upon receipt of business interruption claim proceeds.

Total expenses for the three months ended June 30, 2019 were $163.8 million, a $14.8 million or 9.9% increase from the comparable period in 2018. The following impacted total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was primarily attributable to increases in common area maintenance and property tax expenses;

•
an increase in costs associated with shareholder activism, primarily attributable to a reimbursement of a portion of the billed fees and expenses incurred by Land & Buildings Capital Growth Fund, LP (Land & Buildings) and its affiliated funds in connection with Land & Buildings' activist involvement with TCO and the service on our Board of Directors of its founder and Chief Investment Officer, Jonathan Litt, which reimbursement represents a related party transaction;

•	the increase in interest expense was attributable to an increase in rates and reduced capitalization of interest on developments and redevelopments; and

•
the increase in depreciation expense was primarily attributable to new assets being placed into service at Beverly Center and The Mall at Short Hills in connection with our redevelopment projects at the centers. These increases were partially offset by a decrease related to insurance proceeds received in 2019 for previously expensed costs at The Mall of San Juan.

Nonoperating income, net decreased primarily due to the fluctuation in the fair value of equity securities in 2018 and reduced dividend income from our SPG common shares investment as the shares were sold in late 2018 and early 2019. These decreases were partially offset by the receipt of business interruption proceeds and a gain on insurance proceeds for The Mall of San Juan.

Income tax expense increased primarily due to income tax expense incurred in 2019 related to the pending Blackstone transactions (see "Note 3 - Income Taxes" to our consolidated financial statements for more information).

Net Income

Net income was $16.9 million for the three months ended June 30, 2019 compared to $30.1 million for the three months ended June 30, 2018. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to TCO common shareholders for the three months ended June 30, 2019 was $6.3 million compared to $15.3 million in the comparable period in 2018. Diluted earnings per common share was $0.10 for the three months ended June 30, 2019 compared to $0.25 for the three months ended June 30, 2018.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $68.8 million for the three months ended June 30, 2019 compared to $80.3 million for the three months ended June 30, 2018. FFO per diluted common share was $0.78 for the three months ended June 30, 2019 and $0.92 per diluted common share for the three months ended June 30, 2018. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended June 30, 2019 was $82.9 million, and excluded a restructuring charge, costs incurred related to the pending Blackstone transactions, and costs incurred associated with shareholder activism. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended June 30, 2018 was $75.9 million, and excluded a reduction of a previously expensed restructuring charge, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. Adjusted FFO per diluted common share was $0.94 for the three months ended June 30, 2019 and $0.87 per diluted common share for the three months ended June 30, 2018. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended June 30, 2019, the consolidated non-comparable centers contributed total operating revenues of $23.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $11.3 million. During the three months ended June 30, 2018, the consolidated non-comparable centers contributed total operating revenues of $21.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $11.4 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI. For the three months ended June 30, 2019, comparable center NOI excluding lease cancellation income was up 0.3% over the comparable period in 2018. Using constant currency exchange rates, for the three months ended June 30, 2019, comparable center NOI excluding lease cancellation income was up 1.4% over the comparable period in 2018. Also, for the three months ended June 30, 2019, comparable center NOI including lease cancellation income was up 2.4% from the comparable period in 2018.

For the three months ended June 30, 2019, we recognized our $5.9 million share of lease cancellation income, as compared to $1.7 million for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

The following is a comparison of our results for the six months ended June 30, 2019 and 2018, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the six months ended June 30, 2019 were $321.8 million, a $7.6 million or 2.4% increase from the comparable period in 2018. The following impacted total revenues:

•	increases in occupancy, recoverable common area maintenance, and property taxes;

•	improved performance at Beverly Center as disruption related to the redevelopment has abated;

•
these increases were partially offset by a decrease in lease cancellation income and a decrease resulting from uncollectible tenant revenues now being recorded as contra-revenue in 2019 upon adoption of ASC Topic 842, "Leases"; and

•
these increases were also partially offset by revenue recognized at The Mall of San Juan in prior periods that were credited back to tenants in the current period upon receipt of business interruption claim proceeds.

Total expenses for the six months ended June 30, 2019 were $317.1 million, a $28.9 million or 10.0% increase from the comparable period in 2018. The following impacted total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was primarily attributable to increases in property tax and common area maintenance expenses;

•
the decrease in other operating expense was primarily due to bad debt expense now being recorded as contra-revenue within Rental Revenues in 2019 upon adoption of ASC Topic 842, "Leases". This decrease was partially offset by additional indirect leasing costs in 2019 upon adoption of ASC Topic 842, "Leases", which were capitalizable under the previous lease accounting standard in 2018;

•	a restructuring charge in 2019 as compared to a reduction of a previously expensed restructuring charge in 2018;

•
an increase in costs associated with shareholder activism, primarily attributable to a reimbursement of a portion of the billed fees and expenses incurred by Land & Buildings and its affiliated funds in connection with Land & Buildings' activist involvement with TCO and the service on our Board of Directors of its founder and Chief Investment Officer, Jonathan Litt, which reimbursement represents a related party transaction;

•	the increase in interest expense was attributable to an increase in rates and reduced capitalization of interest on developments and redevelopments; and

•
the increase in depreciation expense was primarily attributable to new assets being placed into service at Beverly Center and The Mall at Short Hills in connection with our redevelopment projects at the centers. The increase was also attributable to a larger reduction of expenses in 2018 over 2019 related to insurance proceeds received for previously capitalized expenditures at The Mall of San Juan.

Nonoperating income, net increased primarily due to the receipt of business interruption proceeds and a gain on insurance proceeds for The Mall of San Juan, as well as an increase in the fair value of our equity securities. These increases were partially offset by reduced dividend income from our SPG common shares investment as the shares were sold in late 2018 and early 2019.

Income tax expense increased primarily due to income tax expense incurred in 2019 related to the pending Blackstone transactions (see "Note 3 - Income Taxes" to our consolidated financial statements for more information).

Equity in Income of the Unconsolidated Joint Ventures for the six months ended June 30, 2019 decreased by $4.3 million to $29.5 million from the comparable period in 2018. The decrease was partially attributable to a decrease in occupancy and reduced lease cancellation income, partially offset by an increase in average rent per square foot.

Net Income

Net income was $46.6 million for the six months ended June 30, 2019 compared to $64.7 million for the six months ended June 30, 2018. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to TCO common shareholders for the six months ended June 30, 2019 was $21.4 million compared to $33.9 million in the comparable period in 2018. Diluted earnings per common share was $0.35 for the six months ended June 30, 2019 compared to $0.55 for the six months ended June 30, 2018.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $150.1 million for the six months ended June 30, 2019 compared to $156.9 million for the six months ended June 30, 2018. FFO per diluted common share was $1.71 for the six months ended June 30, 2019 and $1.80 per diluted common share for the six months ended June 30, 2018. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the six months ended June 30, 2019 was $165.5 million, and excluded a restructuring charge, costs incurred related to the pending Blackstone transactions, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the six months ended June 30, 2018 was $166.2 million, and excluded a reduction of a previously expensed restructuring charge, costs incurred associated with shareholder activism, the fluctuation in the fair value of equity securities, and a charge recognized in connection to the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan. Adjusted FFO per diluted common share was $1.88 for the six months ended June 30, 2019 and $1.91 per diluted common share for the six months ended June 30, 2018. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the six months ended June 30, 2019, the consolidated non-comparable centers contributed total operating revenues of $45.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $21.5 million. During the six months ended June 30, 2018, the consolidated non-comparable centers contributed total operating revenues of $43.0 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $23.9 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income to NOI. For the six months ended June 30, 2019, comparable center NOI excluding lease cancellation income was up 1.3% over the comparable period in 2018. Using constant currency exchange rates, for the six months ended June 30, 2019, comparable center NOI excluding lease cancellation income was up 2.2% over the comparable period in 2018. Also, for the six months ended June 30, 2019, comparable center NOI including lease cancellation income was down 0.7% from the comparable period in 2018.

For the six months ended June 30, 2019, we recognized our $6.4 million share of lease cancellation income, as compared to $12.9 million for the six months ended June 30, 2018.

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

Cash and Revolving Lines of Credit

As of June 30, 2019, we had a consolidated cash balance of $42.7 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of June 30, 2019, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $322.2 million. Fourteen banks participate in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility matures in February 2021 with two six-month extension options available, and bears interest at a range based on our total leverage ratio. As of June 30, 2019, the total leverage ratio resulted in a rate of LIBOR plus 1.45% with a 0.225% facility fee. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $300 million unsecured term loan, would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of June 30, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we have other financing arrangements outstanding for our shopping centers in China. As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles have required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain construction funding commitments in local currency. As of June 30, 2019, our share of such loans was approximately $68 million. These loans have fixed interest rates that range from 2.5% to 6.5%. A portion of these loans are collateralized with restricted deposits on our Consolidated Balance Sheet.

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

In March 2019, we completed a new non-recourse mortgage financing for CityOn.Xi'an. The joint venture's new loan has a maximum borrowing amount of $1.2 billion Renminbi (RMB) ($174.8 million U.S. dollars using the June 30, 2019 exchange rate). The 10 year loan bears interest at an all-in fixed rate of 6.0%. The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years. As of June 30, 2019, the loan had an outstanding balance of $113.9 million U.S. dollars, with approximately $60.9 million U.S. dollars available for future borrowings using the June 30, 2019 exchange rate. Proceeds from the loan will be used to unwind the existing other financing arrangements of the joint venture, ultimately resulting in the repatriation of approximately $95 million of the $140 million liquidity projected from the refinancing of the China assets. As of June 30, 2019, $64.7 million of cash collateral has been repatriated to us and was used to pay down our revolving lines of credit.

Upcoming Maturity

The $150 million loan for The Mall at Green Hills matures in December 2019. We expect to exercise our second and final one year extension option upon maturity.

Term Loans

We have a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of June 30, 2019, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 3.02% through maturity, which results in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of June 30, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $300 million unsecured term loan that matures in February 2022. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of June 30, 2019, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 2.14% through maturity, which results in an effective interest rate in the range of 3.39% to 4.04%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of June 30, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2019 and 2018

Operating Activities

Our net cash provided by operating activities was $137.0 million in 2019, compared to $130.7 million in 2018. See also "Results of Operations" for descriptions of 2019 and 2018 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $55.8 million in 2019, compared to $230.7 million in 2018. Additions to properties in 2019 and 2018 related primarily to capital and tenant improvements at existing centers, including centers under redevelopment. A tabular presentation of 2019 and 2018 capital spending is shown in "Capital Spending." Proceeds from the sale of equity securities were $52.1 million in 2019 and related to the sale of our remaining 290,124 SPG common shares. In 2019 and 2018, we received insurance proceeds of $0.9 million and $5.4 million, respectively, for capital items at The Mall of San Juan related to property damage for which we previously took write-offs.

Contributions to Unconsolidated Joint Ventures were $29.9 million in 2019 and $88.9 million in 2018, primarily related to the funding of Starfield Anseong. Distributions from Unconsolidated Joint Ventures in excess of income were $10.0 million in 2019, compared to $1.6 million in 2018.

Financing Activities

Net cash used in financing activities was $150.8 million in 2019, compared to $108.8 million provided by financing activities in 2018. In 2019, payments of debt were $19.1 million, primarily for payments on our revolving lines of credit. In 2018, proceeds from the issuance of debt, net of payments and issuance costs were $237.9 million, provided by the proceeds from our $250 million unsecured term loan and our $300 million financing on Twelve Oaks Mall, and borrowings on our revolving lines of credit, partially offset by the payoff of our $475 million unsecured term loan.

In 2019 and 2018, $0.7 million and $2.3 million were paid in connection with incentive plans, respectively. Total dividends and distributions paid were $131.1 million and $126.8 million in 2019 and 2018, respectively.

Effect of Exchange Rate Fluctuations

Net increases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $0.4 million and $0.5 million in 2019 and 2018, respectively. The fluctuations are related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments. See "Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities" to our consolidated financial statements for more information regarding our restricted cash related to our Asia investments.

Beneficial Interest in Debt

At June 30, 2019, TRG's debt and its beneficial interest in the debt of its Consolidated Businesses and Unconsolidated Joint Ventures totaled $5,110.6 million, with an average interest rate of 4.02% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. As of June 30, 2019, there were no interest rate hedging costs being amortized. Interest expense includes non-cash amortization of premiums relating to acquisitions. On an annualized basis, this amortization of acquisition premium is equal to 0.04% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $216.9 million as of June 30, 2019, which includes $165.9 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2019:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,298.7		3.98%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in September 2020	17.9		3.12%
Swap maturing in December 2021	80.4		3.58%
Swap maturing in February 2022	300.0		3.74%
Swaps maturing in March 2023	250.0		4.62%
Swaps maturing in March 2024	12.0		3.49%
	$660.2		4.03%	(1)

Floating month to month	1,167.2	(3)	4.13%	(1) (3)
Total floating rate debt	$1,827.4		4.09%	(1)

Total beneficial interest in debt	$5,126.1		4.02%	(1)

Total beneficial interest in deferred financing costs, net	$(15.5)

Net beneficial interest in debt	$5,110.6

Amortization of deferred financing costs (4)			0.18%
Average all-in rate			4.20%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes non-cash amortization of debt premium related to acquisition.

(3)	The LIBOR rate is capped at 4.25% until December 2019, resulting in a maximum interest rate of 5.85%, on $150 million of this debt.

(4)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on TRG's beneficial interest in floating rate debt in effect at June 30, 2019, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $11.7 million, and due to the effect of capitalized interest, decrease annual earnings by $11.2 million. A one percent decrease in interest rates would increase cash flows by $11.7 million and due to the effect of capitalized interest, increase annual earnings by $11.2 million. Based on our consolidated debt and interest rates in effect at June 30, 2019, a one percent increase in interest rates would decrease the fair value of debt by $138.4 million, while a one percent decrease in interest rates would increase the fair value of debt by $149.7 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our $300 million and $250 million unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of June 30, 2019, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of June 30, 2019. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

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

Capital Spending

Internally generated funds and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of our developments and redevelopments, but we also expect additional proceeds from the Blackstone transactions (see "Results of Operations - Taubman Asia") and our other financing arrangements (see "Liquidity and Capital Resources - Other Financing Arrangements for China Projects" above).

New Development

We have partnered with Shinsegae to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea, which is scheduled to open in late 2020. We have a 49% interest in the project and no longer expect to admit an additional partner during the development period. As of June 30, 2019, we had invested $121.3 million in the project, after cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $280 million to $300 million for our interest in the project, excluding fluctuations in foreign currency exchange rates. We are expecting a 6.25% to 6.75% unlevered after-tax return at stabilization. Our investment is being accounted for on the equity method as an Unconsolidated Joint Venture.

Redevelopment

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending to continue for the remainder of 2019 as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

2019 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2019, is summarized in the following table:

	2019 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			(3)	$28.4
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$30.0	$30.0	$1.9	0.9
Projects with no incremental GLA and other (5)	20.8	18.6	5.6	2.6
Mall tenant allowances	18.8	16.6	12.3	7.4
Asset replacement costs recoverable from tenants	5.5	5.3	3.2	1.9
Corporate office improvements, technology, equipment, and other	0.7	0.7
Total	$75.8	$71.2	$23.0	$41.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balance excludes net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the Unconsolidated Joint Ventures at beneficial interest column until development is completed.

(4)	Includes costs related to The Mall at Green Hills redevelopment.

(5)	Includes costs related to the Beverly Center redevelopment related to certain costs incurred subsequent to the project's completion, including construction on certain tenant spaces.

(6)	Amounts in this table may not add due to rounding.

For the six months ended June 30, 2019, in addition to the costs above, we incurred our $4.2 million share of Consolidated Businesses’ capitalized leasing costs and $0.9 million share of Unconsolidated Joint Ventures’ capitalized leasing costs.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2019:

(in millions)
Consolidated Businesses’ capital spending	$75.8
Other differences between cash and accrual basis	13.2
Additions to properties	$89.0

Planned 2019 Capital Spending

The following table summarizes planned capital spending for 2019, including actual spending through June 30, 2019 and anticipated spending for the remainder of the year:

	2019 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			(3)	$81.8
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$42.8	$42.8	$31.9	15.9
Projects with no incremental GLA and other (5)	117.8	110.7	22.7	11.1
Mall tenant allowances	54.5	49.8	26.1	14.2
Asset replacement costs recoverable from tenants	35.1	33.6	27.6	15.6
Corporate office improvements, technology, equipment, and other	2.6	2.6
Total	$252.7	$239.4	$108.3	$138.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balance excludes net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the Unconsolidated Joint Ventures at beneficial interest column until development is completed.

(4)
Includes costs related to The Mall at Green Hills redevelopment for costs incurred to date, as well as certain costs to be incurred subsequent to the project's completion, including construction on certain tenant spaces.

(5)	Includes costs related to the Beverly Center redevelopment related to certain costs to be incurred subsequent to the project's completion, including construction on certain tenant spaces.

(6)	Amounts in this table may not add due to rounding.

We continue to expect spending related to mall tenant allowances to be higher than our historical averages. As our tenant mix continues to evolve to include tenants such as digitally native concepts, luxury, entertainment, restaurants, fast fashion, and coworking, increased tenant allowances are being provided to attract the best tenants to our centers. We believe bringing in great retailers will drive traffic and productivity to our centers, enhancing the long-term strategic position of each center.

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

On May 30, 2019, we declared a quarterly dividend of $0.675 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on June 28, 2019 to shareholders of record on June 14, 2019.
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

Recognition of Operating Lease Liabilities and Related Right-of-Use Assets

We now recognize operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee on our Consolidated Balance Sheet. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases. In order to determine the operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee, we utilized a synthetic corporate yield curve to determine an incremental borrowing rate for each of our leases. Significant judgment was required to develop the yield curve, which utilized certain peer and market observations. As of June 30, 2019, the weighted average discount rate for operating leases reported on our Consolidated Balance Sheet was 5.8%. In instances where variable consideration not dependent upon an index or rate existed, such future payments were excluded from the determination of the related operating lease liability and right-of-use asset.

New Accounting Pronouncement

Refer to "Note 14 - New Accounting Pronouncement" in the consolidated financial statements, regarding our ongoing evaluation of Accounting Standards Update (ASU) No. 2016-13, addressing credit losses for financial instruments.

Non-GAAP Measures

Use of Non-GAAP Measures

We use NOI as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases. We define NOI as property-level operating revenues (includes rental income excluding straight-line adjustments of minimum rent) less maintenance, property taxes, utilities, promotion, ground rent (including straight-line adjustments), and other property operating expenses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges, and gains from land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in mall tenant sales, occupancy and rental rates, and operating costs. We also use NOI excluding lease cancellation income as an alternative measure because this income may vary significantly from period to period, which can affect comparability and trend analysis. We generally provide separate projections for expected NOI growth and our lease cancellation income. We also use NOI excluding lease cancellation income using constant currency exchange rates as an alternative measure because exchange rates may vary significantly from period to period, which can affect comparability and trend analysis.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three months and six months ended June 30, 2019, FFO was adjusted to exclude a restructuring charge, costs incurred related to the pending Blackstone transactions, and costs incurred associated with shareholder activism. In addition, for the six months ended June 30, 2019, FFO was adjusted to exclude the fluctuation in the fair value of equity securities. For the three and six months ended June 30, 2018, FFO was adjusted to exclude a reduction of a previously expensed restructuring charge, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. In addition, for the six months ended June 30, 2018, FFO was also adjusted to exclude a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan.

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

Reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended June 30
	2019			2018
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareholders - basic	$6.3	61,171,614	$0.10	$15.3	60,992,200	$0.25
Add impact of share-based compensation	—	168,311		—	240,333
Net income attributable to TCO common shareholders - diluted	$6.3	61,339,925	$0.10	$15.3	61,232,533	$0.25
Add depreciation of TCO's additional basis	1.6		0.03	1.6		0.03
Net income attributable to TCO common shareholders, excluding step-up depreciation	$7.9	61,339,925	$0.13	$16.9	61,232,533	$0.28
Add:
Noncontrolling share of income of TRG	3.4	26,461,580		6.9	24,951,981
Distributions to participating securities of TRG	0.6	871,262		0.6	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$11.9	88,672,767	$0.13	$24.5	87,055,776	$0.28
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	44.3		0.50	43.0		0.49
Depreciation of TCO’s additional basis	(1.6)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.1)		(0.02)	(1.7)		(0.02)
Share of Unconsolidated Joint Ventures	19.0		0.21	17.3		0.20
Non-real estate depreciation	(1.2)		(0.01)	(1.1)		(0.01)
Less gain on insurance recoveries - The Mall of San Juan	(1.4)		(0.02)
Less impact of share-based compensation	—		—	—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$68.8	88,672,767	$0.78	$80.3	87,055,776	$0.92
TCO's average ownership percentage of TRG - basic	69.8%			71.0%
Funds from Operations attributable to TCO's common shareholders	$48.0		$0.78	$57.0		$0.92

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$68.8	88,672,767	$0.78	$80.3	87,055,776	$0.92
Restructuring charge	0.1		—	(0.1)		—
Costs related to pending Blackstone transactions (2)	2.1		0.02
Costs associated with shareholder activism	12.0		0.14	5.0		0.06
Fluctuation in fair value of equity securities				(9.3)		(0.11)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$82.9	88,672,767	$0.94	$75.9	87,055,776	$0.87
TCO's average ownership percentage of TRG - basic	69.8%			71.0%
Adjusted Funds from Operations attributable to TCO's common shareholders	$57.9		$0.94	$53.8		$0.87

(1)	Depreciation includes $5.7 million and $4.1 million of mall tenant allowance amortization for the three months ended June 30, 2019 and 2018, respectively.

(2)
Includes $0.5 million of disposition costs and $1.6 million of income tax expense related to the pending Blackstone transactions, which have been recorded within Nonoperating Income, Net and Income Tax Expense, respectively, in our Statement of Operations and Comprehensive Income (Loss).

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Six Months Ended June 30
	2019			2018
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareholders - basic	$21.4	61,147,947	$0.35	$33.9	60,954,924	$0.56
Add impact of share-based compensation	—	206,481		—	264,738
Net income attributable to TCO common shareholders - diluted	$21.4	61,354,428	$0.35	$33.9	61,219,662	$0.55
Add depreciation of TCO's additional basis	3.2		0.05	3.2		0.05
Add TCO's additional income tax expense				—		—
Net income attributable to TCO common shareholders, excluding step-up depreciation and additional income tax expense	$24.6	61,354,428	$0.40	$37.2	61,219,662	$0.60
Add:
Noncontrolling share of income of TRG	10.2	25,672,953		15.2	24,953,313
Distributions to participating securities of TRG	1.2	871,262		1.2	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$36.0	87,898,643	$0.41	$53.6	87,044,237	$0.60
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	89.2		1.01	78.0		0.90
Depreciation of TCO’s additional basis	(3.2)		(0.04)	(3.2)		(0.04)
Noncontrolling partners in consolidated joint ventures	(4.3)		(0.05)	(3.6)		(0.04)
Share of Unconsolidated Joint Ventures	36.1		0.41	34.4		0.40
Non-real estate depreciation	(2.3)		(0.03)	(2.3)		(0.03)
Less gain on insurance recoveries - The Mall of San Juan	(1.4)		(0.02)
Less impact of share-based compensation	—		—	—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$150.1	87,898,643	$1.71	$156.9	87,044,237	$1.80
TCO's average ownership percentage of TRG - basic	70.4%			71.0%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$105.8		$1.71	$111.3		$1.80
Less TCO's additional income tax expense				—		—
Funds from Operations attributable to TCO's common shareholders	$105.8		$1.71	$111.3		$1.80

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$150.1	87,898,643	$1.71	$156.9	87,044,237	$1.80
Restructuring charge	0.7		0.01	(0.4)		—
Costs related to pending Blackstone transactions (2)	2.1		0.02
Costs associated with shareholder activism	16.0		0.18	8.5		0.10
Fluctuation in fair value of equity securities	(3.3)		(0.04)	0.9		0.01
Write-off of deferred financing costs				0.4		—
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$165.5	87,898,643	$1.88	$166.2	87,044,237	$1.91
TCO's average ownership percentage of TRG - basic	70.4%			71.0%
Adjusted Funds from Operations attributable to TCO's common shareholders	$116.6		$1.88	$117.9		$1.91

(1)	Depreciation includes $11.2 million and $7.7 million of mall tenant allowance amortization for the six months ended June 30, 2019 and 2018, respectively.

(2)
Includes $0.5 million of disposition costs and $1.6 million of income tax expense related to the pending Blackstone transactions, which have been recorded within Nonoperating Income, Net and Income Tax Expense, respectively, in our Statement of Operations and Comprehensive Income (Loss).

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended June 30
	(in millions)
	2019	2018
Net income	$16.9	$30.1

Add (less) depreciation and amortization:
Consolidated businesses at 100%	44.3	43.0
Noncontrolling partners in consolidated joint ventures	(2.1)	(1.7)
Share of Unconsolidated Joint Ventures	19.0	17.3

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	38.0	33.0
Noncontrolling partners in consolidated joint ventures	(3.0)	(3.0)
Share of Unconsolidated Joint Ventures	18.0	17.3
Income tax expense:
Consolidated businesses at 100%	2.4	—
Noncontrolling partners in consolidated joint ventures	(0.1)	—
Share of Unconsolidated Joint Ventures	0.9	0.7

Less noncontrolling share of income of consolidated joint ventures	(0.8)	(1.5)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	6.1	6.3
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	49.1	46.2

EBITDA at 100%	$188.5	$187.6

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	8.6	8.5
Management, leasing, and development services, net	(0.4)	(0.4)
Restructuring charge	0.1	(0.1)
Costs associated with shareholder activism	12.0	5.0
Straight-line of rents	(2.3)	(1.9)
Nonoperating income, net	(7.6)	(12.9)
Unallocated operating expenses and other	8.4	8.4
Net Operating Income at 100% - total portfolio	$207.3	$194.2
Less Net Operating Income of non-comparable centers (1)	(18.2)	(9.6)
Net Operating Income at 100% - comparable centers	$189.1	$184.6
Less lease cancellation income - comparable centers	(5.9)	(2.1)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (2)	$183.2	$182.6

NOI at 100% - comparable centers excluding lease cancellation income	$183.2	$182.6
Foreign currency exchange rate fluctuation adjustment	2.0
NOI at 100% - comparable centers excluding lease cancellation income using constant currency exchange rates	$185.2	$182.6

(1)    Includes Beverly Center, The Gardens Mall, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(3) Amounts in this table may not add due to rounding.

Reconciliation of Net Income to Net Operating Income

	Six Months Ended June 30
	(in millions)
	2019	2018
Net income	$46.6	$64.7

Add (less) depreciation and amortization:
Consolidated businesses at 100%	89.2	78.0
Noncontrolling partners in consolidated joint ventures	(4.3)	(3.6)
Share of Unconsolidated Joint Ventures	36.1	34.4

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	74.9	63.8
Noncontrolling partners in consolidated joint ventures	(6.1)	(6.0)
Share of Unconsolidated Joint Ventures	34.8	34.0
Income tax expense:
Consolidated businesses at 100%	2.9	0.2
Noncontrolling partners in consolidated joint ventures	(0.2)	(0.1)
Share of Unconsolidated Joint Ventures	1.7	1.4

Less noncontrolling share of income of consolidated joint ventures	(2.3)	(2.8)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	12.9	12.5
EBITDA attributable to outside partners in Unconsolidated Joint Ventures	96.3	97.2

EBITDA at 100%	$382.5	$373.8

Add (less) items excluded from shopping center Net Operating Income:
General and administrative expenses	17.1	17.0
Management, leasing, and development services, net	(1.1)	(0.9)
Restructuring charge	0.7	(0.4)
Costs associated with shareholder activism	16.0	8.5
Straight-line of rents	(5.2)	(7.4)
Nonoperating income, net	(16.7)	(6.1)
Unallocated operating expenses and other	16.1	16.5
Net Operating Income at 100% - total portfolio	$409.5	$401.0
Less Net Operating Income of non-comparable centers (1)	(29.9)	(18.8)
Net Operating Income at 100% - comparable centers	$379.6	$382.1
Less lease cancellation income - comparable centers	(6.4)	(13.7)
Net Operating Income at 100% - comparable centers excluding lease cancellation income (2)	$373.1	$368.4

NOI at 100% - comparable centers excluding lease cancellation income	$373.1	$368.4
Foreign currency exchange rate fluctuation adjustment	3.4
NOI at 100% - comparable centers excluding lease cancellation income using constant currency exchange rates	$376.5	$368.4

(1)    Includes Beverly Center, The Gardens Mall, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of Net Operating Income excluding lease cancellation income as a performance measure.
(3) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis."

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 A.	Risk Factors

There were no material changes in our risk factors previously disclosed in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
**	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	July 26, 2019	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)