Form 10-K
period 2019-12-31
TAUBMAN CENTERS INC
filed 2020-02-27
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File No. 1-11530

TAUBMAN CENTERS, INC.
(Exact name of registrant as specified in its charter)

Michigan			38-2033632
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 East Long Lake Road,		Suite 300,
Bloomfield Hills,	Michigan	USA	48304-2324
(Address of principal executive offices)			(Zip code)

Registrant's telephone number, including area code:	(248) 258-6800

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol	on which registered
Common Stock, $0.01 Par Value	TCO	New York Stock Exchange

6.5% Series J Cumulative Redeemable Preferred Stock, No Par Value	TCO PR J	New York Stock Exchange

6.25% Series K Cumulative Redeemable Preferred Stock, No Par Value	TCO PR K	New York Stock Exchange

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

The aggregate market value of the 59,434,600 shares of Common Stock held by non-affiliates of the registrant as of June 28, 2019 was $2.4 billion, based upon the closing price of $40.83 per share on the New York Stock Exchange composite tape on June 28, 2019. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)  As of February 26, 2020, there were outstanding 61,238,366 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders to be held in 2020 are incorporated by reference into Part III, which we will file within 120 days after December 31, 2019, or if such proxy statement is not filed within such 120-day period, Part III will be filed as part of an amendment to this Form 10-K no later than the end of the 120-day period.

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

We own, manage, lease, acquire, dispose of, develop, and expand shopping centers and interests therein. Our owned portfolio of operating centers as of December 31, 2019 consisted of 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties. See "Personnel" below for more information about the Manager.

The Consolidated Businesses consist of shopping centers and entities that are controlled, through ownership or contractual agreements, by TRG, the Manager, or Taubman Properties Asia LLC and its subsidiaries and affiliates (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method. See "Item 2. Properties" for information regarding the shopping centers.

On February 9, 2020, TCO, TRG, Simon Property Group, Inc., a Delaware corporation (Simon), Simon Property Group, L.P., a Delaware limited partnership (the Simon Operating Partnership), Silver Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of the Simon Operating Partnership (Merger Sub 1), and Silver Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Merger Sub 1 (Merger Sub 2) (Merger Sub 2, Simon, the Simon Operating Partnership, and Merger Sub 1, referenced collectively as the Simon Parties), entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub 2 will be merged with and into TRG (the Partnership Merger), and TCO will be merged with and into Merger Sub 1 (the REIT Merger) (the REIT Merger and the Partnership Merger, referenced collectively as the Mergers). Upon completion of the Partnership Merger, TRG will survive and the separate existence of Merger Sub 2 will cease. On completion of the REIT Merger, Merger Sub 1 will survive and the separate corporate existence of TCO will cease. Immediately following the Partnership Merger, TRG will be converted into a Delaware limited liability company. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the REIT Merger each share of our common stock then issued and outstanding, other than certain shares of excluded common stock (as set forth in the Merger Agreement), will be converted into the right to receive $52.50 in cash.

We expect to continue paying regular cash dividends on shares of our common and preferred stock until the completion of the Mergers (see "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Liquidity and Capital Resources - Dividends" for further information).

We expect the Mergers to close in mid-2020. Completion of the Mergers is, however, subject to various conditions, and it is possible that events or other circumstances could result in the Mergers being completed at a later time or not at all. In addition, the announcement of the proposed transaction may materially impact our ongoing relationships with our tenants, operating results, and business generally, and the proposed transaction may disrupt management’s attention from our ongoing business operations. For additional information regarding the Mergers or the Merger Agreement, see our other filings made with the SEC, including our Current Report on Form 8-K filed with the SEC on February 11, 2020; in addition, see Part I - Item 1A - Risk Factors and Item 15 - Exhibits and Financial Statement Schedules - Notes to Consolidated Financial Statements - Note 22 - Subsequent Event.

Our UPREIT Structure
We are structured as an umbrella partnership real estate investment trust, referred to as an UPREIT. In our UPREIT structure, TCO, which is a publicly-traded REIT, is the sole managing general partner of TRG. TCO's sole asset is its ownership of partnership interests in TRG (TRG Units), which constitute an approximate 70% economic interest in TRG as of December 31, 2019. The remaining approximate 30% of TRG Units are owned by TRG's partners other than TCO (Other Partners), including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (Taubman Family). TRG owns direct or indirect interests in our real estate properties and in the companies that provide management services to us and our real estate properties, including in our UJVs and the Manager.
The following chart illustrates TCO's and TRG's structure:

Structure Overview

~70% Voting Interest
(Public Shareholders)
Taubman Centers, Inc.
(NYSE: TCO)
~30% Voting Interest
(Other Partners)
Other Partners
(including members of the Taubman Family)
~70% ownership interest and Sole Managing General Partner
~30% ownership interest
The Taubman Realty Group Limited Partnership (TRG)
Owns Interests In:
21 U.S. Shopping Centers
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
Shares of TCO's common stock are held by TCO's public shareholders and represent, as of December 31, 2019, an approximate 70% voting interest in TCO, which corresponds with TCO's economic ownership of TRG. The Series B Preferred Shares represent, as of December 31, 2019, an approximate 30% voting interest in TCO, which corresponds with the Series B Preferred shareholders’ economic ownership in TRG. As of December 31, 2019, based on information contained in filings made with the SEC by members of the Taubman Family, members of the Taubman Family collectively held 92% of the outstanding Series B Preferred Shares, and collectively held an approximate 30% voting interest in TCO based on their ownership of TCO common stock and Series B Preferred Shares. For further information regarding the control rights of members of the Taubman Family, see "Risk Factors - Risks Related to Our Business and Industry - Members of the Taubman Family have the power to vote a significant number of the shares of Capital Stock entitled to vote and have contractual rights."

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
In 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), which made significant changes to both corporate and individual tax rates and the resulting calculation of taxes, as well as international tax rules for U.S. domestic corporations. As a REIT, this legislation minimally changed the taxes we pay. However, it could impact the way in which our dividends are taxed on the holders of our stock.

Recent Developments

For a discussion of business developments that occurred in 2019, see "MD&A."

Business of TCO

We are engaged in the ownership, management, leasing, acquisition, disposition, development, and expansion of shopping centers and interests therein. We owned interests in 24 operating centers as of December 31, 2019. In the following discussion, the term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that lease space in shopping centers, including temporary tenants and specialty retailers.

As of December 31, 2019, the shopping centers:

•
are strategically located in major metropolitan areas, many in communities that are among the most affluent in the U.S. or Asia, including Denver, Detroit, Honolulu, Kansas City, Los Angeles, Miami, Naples, Nashville, New York City, Orlando, Salt Lake City, San Francisco, San Juan, Sarasota, Tampa, Washington, D.C., West Palm Beach, Hanam (South Korea), Xi'an (China), and Zhengzhou (China);

•
range in size between 238,000 and 1.7 million square feet of GLA and between 187,000 and 1.0 million square feet of Mall GLA, with an average of 1.0 million and 0.5 million square feet, respectively. The smallest center has approximately 60 stores, and the largest has over 300 stores with an average of approximately 150 stores per shopping center.

•	have approximately 3,400 stores operated by their mall tenants;

•	have 59 anchors, operating under 17 trade names;

•
primarily lease to national chains (U.S. centers only), including subsidiaries or divisions of H&M, The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Janie and Jack, Old Navy, Athleta, and others), Forever 21 (Forever 21 and XXI Forever), and Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others); and

•
are among the highest quality centers in the U.S. public regional mall industry as measured by our high portfolio average of mall tenants' sales per square foot. In 2019, our mall tenants at U.S. comparable centers reported average sales per square foot of $972.

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

Our portfolio is concentrated in highly productive shopping centers. All of our 24 owned centers have annualized rent rolls at December 31, 2019 of over $10 million. We believe that this level of productivity is indicative of the centers' strong competitive positions and is, in significant part, attributable to our business strategy and philosophy. We believe that our high-quality shopping centers are among the least susceptible to direct competition because, among other reasons, anchors and specialty retail stores do not find it economically attractive to open additional stores in the immediate vicinity of an existing location for fear of competing with themselves. We also believe that our centers' success can be attributed in part to their other characteristics, such as being well-designed with effective layouts, natural light, good physical condition, strong and evolving retail programming, state-of-the-art technology infrastructure, and other amenities. Many of our shopping centers are also strategically located in high-quality markets, with convenient access to a high density of customers, including significant tourist traffic.

Business Strategy and Philosophy

We believe that the shopping center business is not simply a real estate development business, but rather an operating business in which a retailing approach to the ongoing management and leasing of the centers is essential. Thus we:

•	offer retailers a location where they can have strong profitability. We believe leading retailers and emerging concepts choose to showcase their brand in the best markets and highest quality assets;

•	offer a large, diverse selection of retail stores and dining in each center to give customers a broad selection of consumer goods, food, and entertainment and a variety of price ranges;

•	endeavor to increase overall mall tenants' sales by leasing space to a regularly changing mix of tenants, thereby increasing rents over time;

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

•
we are continuing to invest in other synergistic digital capabilities and are a developer of the "Smart Mall" concept. Of the 24 shopping centers in our portfolio, 18 are considered to be "Smart Malls." This technology includes an upgraded fiber optic network throughout the centers, free shopper Wi-Fi, navigation and directory technology, advanced energy management, high-speed networking options for our tenants, new digital, mobile shopper engagement, and advanced shopper analytics;

•
our Taubman website program connects shoppers to each of our individual center brands through the internet. In 2019, we transitioned to a new, more efficient and scalable back end content management system that powers content on our websites, directories, and applications;

•	we have a robust email program reaching our most loyal customers weekly and our social media sites offer retailers and customers an immediate geo-targeted communication vehicle;

•
we actively manage a comprehensive social media program at 18 centers, delivering authentic local content which gained over 537 million social content impressions in 2019, an increase of nearly 20% year-over-year;

•	we deploy highly targeted digital media programs that leverage geographic and behavioral targeting to drive incremental visits from local and tourist customers;

•
we continue to install "smart parking" systems at some of our shopping centers, providing customers real-time information about parking availability, most convenient spots, and directions to their parked cars;

•
we have implemented rewards, loyalty, VIP, and incentive programs that provide exclusive benefits to designated shoppers leveraging a variety of technologies ranging from dedicated applications for VIPs to customer relationship management database marketing efforts; and

•	we have added digital sponsorship screens within a number of centers, including high impact large screen LEDs at The Mall at Short Hills and at Beverly Center.

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

As our tenant mix continues to evolve to include tenants such as digitally native concepts and emerging brands, luxury, entertainment, restaurants, and fast fashion, increased tenant allowances have been, and may continue to be, provided to attract the best tenants to our centers. We believe bringing in great retailers will drive traffic and productivity to our centers, enhancing the long-term strategic position of each center.

Recent Trends in Retail

The U.S. shopping center industry has been challenged in recent years and is currently facing turbulence as it continues to evolve rapidly. Across the industry, department store sales have weakened and their ability to drive traffic has substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores. Bankruptcy filings by our mall tenants have recently been elevated, and included Forever 21, one of our largest mall tenants during the year ended December 31, 2019.

There has been some stabilization of the retail landscape recently; however, the retail headwinds still have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unscheduled terminations.

The impact of e-commerce on shopping center retail has been steadily increasing. There have been secular changes in shopper behavior affecting how, where, and what consumers shop for. In addition, technology has intervened in the direct relationship between shoppers and the mall by enabling them to research, compare, and purchase products online easily, challenging our unique position as the main shopping portal within a trade area.

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

Over time we believe high-quality mall portfolios such as ours will continue to gain market share of mall tenant sales and rents. We expect to achieve this because brick-and-mortar remains the heart of omni-channel retailing. Our high-quality portfolio of shopping centers complements retailers' strategies by positioning their brands among high-end, productive retailers in the best markets. As an upscale, niche player in our industry, most of our assets have a unique value proposition in their respective markets for tenants and consumers - it's estimated that nearly 80% of our malls are ranked number one or two in their markets. They remain critical brick-and-mortar locations for retail brands and important destinations for shoppers. This is a strength of our assets that represents a key advantage against our larger competitors in our industry.

Apparel retailers, traditionally a dominant category for malls, had been facing particularly challenging times in recent years, however there has been recent momentum in the category, and apparel retail sales have increased in both 2018 and 2019. While it is prudent to continuously adjust the use of space in order to broaden the mall experience, we believe that the rebound of apparel is further evidence that the dramatic reallocation of in-line space to other tenants across the board for the sake of reducing exposure to apparel is neither economically sustainable nor strategically necessary. However, we have seen the emergence of a new tenant pool offering additional entertainment and coworking alternatives within the mall. We continue to expect that additional dining, entertainment, digitally native concepts, grocery, fitness, events, coworking and other new uses over time will gain a larger allocation of space alongside a significant presence of apparel, encouraging more shopping destination trips and strengthening high-quality malls as social hubs in their communities.

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

Potential For Growth

Our principal objective is to enhance shareholder value. We seek to maximize the financial results of our core assets, while also pursuing a growth strategy that includes redevelopment of existing centers as well as a new center development program. With limited opportunities for new development in the U.S., our emphasis will now be on strengthening and growing our core assets and executing our redevelopments. We continue to invest for the future and are creating value in our centers that is intended to lead to sustained growth for our shareholders. Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions of centers or a portion of our interests therein), augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization. Excess proceeds from refinancings, if any, typically are used to reinvest in our business. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may sell interests in shopping centers or, in limited circumstances, access the equity markets, to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Internal Growth

As noted in "Business Strategy and Philosophy" above in detail, our core business strategy is to maintain a portfolio of properties that deliver above-market profitable growth by providing targeted retailers with the best opportunity to do business in each market and targeted shoppers with the best local shopping experience for their needs.

We continue to expect that over time a significant portion of our future growth will come from our existing core portfolio and business. We have always had and will continue to have a culture of intensively managing our assets and maximizing the rents from mall tenants over the long term as this is a key growth driver going forward.

Another element of our internal growth over time is the strategic expansion and redevelopment of existing properties to update and enhance their market positions by adding, replacing, re-tenanting, or otherwise re-merchandising the use of anchor space, increasing mall tenant space, or rebranding centers. Most of the centers have been designed to accommodate expansions. Expansion projects can be as significant as new shopping center construction in terms of scope and cost, requiring governmental and existing anchor store approvals, design and engineering activities, including rerouting utilities, providing additional parking areas or decking, acquiring additional land, and relocating anchors and mall tenants (all of which must take place with minimum disruption to existing tenants and customers).

We substantially completed our redevelopment project at Beverly Center in November 2018, which included a complete renovation and significant re-merchandising, including transformation of food offerings. We also substantially completed our redevelopment project at The Mall at Green Hills in 2019, which will ultimately add approximately 170,000 square feet of incremental GLA to the center.

We also look to monetize our common areas through robust specialty leasing and sponsorship programs. About 8% of our 2019 comparable center Net Operating Income (NOI) was generated from such programs. In the past five years, comparable center NOI from leasing and sponsorship programs has ranged from 8% to 9%. Examples found in our centers include destination holiday experiences, customer service programs, sponsored children's play areas, and turnkey attractions. In addition, we monetize our common areas through static and digital media that comes in a variety of formats.

External Growth

We pursue various areas of external growth, including traditional center development in the U.S., new opportunities in Asia, and acquisitions in both the U.S. and Asia. We have invested in a development project, Starfield Anseong, in South Korea for which we have formed an additional joint venture with Shinsegae Group (Shinsegae). Additionally, we opened CityOn.Zhengzhou in China in 2017. We continue to evaluate various development and acquisition possibilities for additional new centers.

Development of New U.S. Centers

Throughout our history, a critical element of our success has been the ground-up development of new shopping centers. Given the over saturation of suburban retail in the U.S., almost no new supply of suburban malls is expected within the foreseeable future. Current trends suggest that any future new supply of malls will likely be limited and in the format of mixed-use or destination projects. We do expect expansions of high-quality malls will continue as lower quality centers atrophy, and we will pro-actively pursue the re-purposing of anchors where appropriate (see "Internal Growth" above). We do not anticipate significant new ground-up developments.

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

Miami Worldcenter is a large, mixed-use, urban development currently under construction in Miami, Florida. Miami Worldcenter's master developer, Miami Worldcenter Associates, is pursuing a high street retail plan as a part of their master development of the site. We have agreed with Miami Worldcenter Associates on terms for a co-leasing services agreement with The Forbes Company for the retail portion of the street level project, with an option to purchase the retail component at a favorable price once it opens.

Asia

We are pursuing a development strategy in Asia to:

•	provide additional growth through exposure to countries that have more rapidly growing gross domestic products;

•	utilize our expertise, including leasing/retailer relationships, design/development expertise, and operational/marketing skills; and

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

We envision that the Asia business will be a smaller but complementary and important part of our overall business. We have built three high-quality shopping centers and a fully integrated development and management platform with strategic, local partners. Our goal is to create a platform that finances itself by bringing in new capital partners, and potentially adding additional operating partners where appropriate, to create a less capital-intensive business that can grow the asset base with improved returns on equity, which is evidenced by our agreement in February 2019 with The Blackstone Group L.P. (Blackstone) to sell 50% of our interests in Starfield Hanam, CityOn.Xi'an, and CityOn.Zhengzhou described below.

As part of our Asia strategy, we look to mitigate our operating costs through property management fees and third party service contracts when possible. We currently provide some management and advisory services to third parties in Asia. We also attempt to manage risks and financial returns for our Asia developments through actively managing and limiting pre-construction costs, ensuring there is adequate anchor and tenant interest in the project prior to construction, and pursuing initial projects that are already fully entitled with partners having appropriate expertise in land acquisition and local regulatory issues. Developments in China and South Korea are subject to income taxes and taxes upon repatriation of earnings that also must be planned for and managed.

We have a joint venture with Shinsegae, one of South Korea's largest retailers, to build, lease, own, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea. We own a 49% interest in the project, which is scheduled to open in late 2020. We also have an additional joint venture with Shinsegae that owns and manages an approximately 1.7 million square foot shopping center, Starfield Hanam, in Hanam, South Korea. Additionally, we have two joint ventures with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, that own CityOn.Xi'an and CityOn.Zhengzhou in China.

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone (Blackstone Transactions). In September 2019, we completed the sale of 50% of our interest in Starfield Hanam and now own 17.15% of the center. Additionally, in December 2019, we completed the sale of 50% of our interest in CityOn.Zhengzhou and now own 24.5% of the center. We expect to close on the sale of 50% of our interest in CityOn.Xi'an in the first quarter of 2020, and following the sale of 50% of our interest, we will own 25% of CityOn.Xi'an. We remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee.

See "MD&A - Results of Operations - Taubman Asia" for further details regarding the Blackstone Transactions and our activities in Asia.

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

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida in exchange for 1.5 million newly issued TRG Units. The Forbes Company, our partner in The Mall at Millenia and Waterside Shops, also owns a 48.5% interest and manages and leases the center. This purchase is consistent with our strategy to own high-quality, dominant assets in great markets. See "MD&A - Results of Operations - The Gardens Mall Acquisition" for additional information regarding the acquisition.

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease and we receive ground lease payments and a share of the property’s revenues above a specified level. TSG is planning a significant redevelopment of the property, which will transform it into a unique entertainment, shopping and dining destination. We have the right to terminate the ground lease in the event that the redevelopment has not begun within five years, with the buildings and improvements reverting to us upon termination. We have deferred recognition of a sale until our termination right is no longer available, with the right ceasing upon TSG commencing construction of a redevelopment. TSG has made significant progress on its redevelopment plans and the commencement of construction is probable within the year, leading to an expected sale of the property in 2020. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero. See "MD&A - Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield" for further details regarding the redevelopment agreement and impairment charge.

Rental Rates

As leases have expired in the centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline, as occurred in 2019, or we may execute shorter lease terms, as tenants' expectations of future growth become less optimistic. Where appropriate, we are making decisions as we re-tenant space to use some shorter term leases in order to maintain occupancy, merchandising, and preserve cash flow; this activity can have a material impact on our releasing spread for an applicable period. See "Risk Factors" for further information.

The following table contains certain information regarding average rent per square foot of our Consolidated Businesses and UJVs at the comparable centers (centers that had been owned and open for the current and preceding year, excluding centers impacted by significant redevelopment activity, as well as The Mall of San Juan due to the impact of Hurricane Maria). Comparable center statistics for 2019 and 2018 exclude Beverly Center, The Gardens Mall, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield. Average rent per square foot statistics are computed using contractual rentals per the tenant lease agreements (excluding lease cancellation income, expense recoveries, and uncollectible tenant revenues), which reflect any lease modifications, including those for rental concessions.

	2019	2018	2017	2016	2015
Average rent per square foot:
Consolidated Businesses	$70.69	$71.24	$69.25	$63.83	$61.37
Unconsolidated Joint Ventures	47.29	46.27	47.02	58.10	57.28
Combined	56.12	55.24	55.36	61.07	59.41

See "MD&A – Rental Rates and Occupancy" for information regarding opening and closing rents per square foot for our centers.

Lease Expirations

The following table shows scheduled lease expirations for mall tenants based on information available as of December 31, 2019 for the next ten years for all owned centers in operation at that date.

	Tenants 10,000 square feet or less (1)				Total (1)(2)
Lease Expiration Year	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases	Number of Leases Expiring	Leased Area in Square Footage	Annualized Base Rent Under Expiring Leases Per Square Foot (3)	Percent of Total Leased Square Footage Represented by Expiring Leases
2020 (4)	368	719	$44.75	8.8%	380	928	$43.54	5.9%
2021	591	1,332	58.88	16.2	617	1,993	47.45	12.7
2022	525	1,199	57.62	14.6	557	2,062	42.53	13.2
2023	303	903	60.41	11.0	315	1,132	55.50	7.2
2024	298	862	61.24	10.5	320	1,270	50.34	8.1
2025	259	875	65.39	10.7	290	1,505	53.83	9.6
2026	202	565	77.98	6.9	220	952	64.39	6.1
2027	149	462	72.47	5.6	164	875	47.72	5.6
2028	136	405	67.66	4.9	160	1,619	28.20	10.4
2029	159	494	57.55	6.0	171	760	50.41	4.9

(1)	Excludes rents from temporary in-line tenants and centers not open and operating at December 31, 2019.

(2)
In addition to tenants with spaces 10,000 square feet or less, includes tenants with spaces over 10,000 square feet and value and outlet center anchors. Excludes rents from mall anchors and temporary in-line tenants.

(3)	Weighted average of the annualized contractual rent per square foot as of the end of the reporting period.

(4)	Excludes leases that expire in 2020 for which renewal leases or leases with replacement tenants have been executed as of December 31, 2019.

We believe that the information in the table is not necessarily indicative of what will occur in the future, partially due to early lease terminations at the centers. The average remaining term of the leases that were terminated during the last five years was approximately 1.5 years. The average term of leases signed was approximately six and seven years during 2019 and 2018, respectively, excluding temporary in-line tenants (TILs).

In addition, mall tenants at the centers may seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in cash flow. In 2019, tenants representing 2.7% of the total number of tenant leases filed for bankruptcy during the year compared to 1.6% in 2018. In 2019, bankruptcy filings included Forever 21, one of our largest mall tenants during the year ended December 31, 2019. This statistic has ranged from 0.8% to 3.1% of leases per year over the last five years. However, many bankruptcies do not ultimately impact our occupancy because historically less than half of our tenants who file for bankruptcy actually close.

Occupancy

Occupancy and leased space statistics include TILs and value and outlet center anchors (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield). The following table shows ending occupancy and leased space for the past five years:

	2019	2018	2017	2016	2015
All Centers:
Ending occupancy	93.9%	94.6%	94.8%	93.9%	94.2%
Leased space	95.2	96.2	95.9	95.6	96.1

Comparable Centers:
Ending occupancy	94.3%	94.9%
Leased space	95.7	96.4

Major Tenants

No single retail company represented 4% or more of our Mall GLA as of December 31, 2019 or 2019 Rental Revenues. The combined operations of H&M accounted for 3.8% of Mall GLA as of December 31, 2019 and less than 2% of 2019 Rental Revenues.

The following table shows the ten mall tenants who occupy the most Mall GLA at our centers and their square footage as of December 31, 2019:

Tenant	# of Stores	Square Footage	% of Mall GLA
H&M	22	466,549	3.8%
The Gap (Gap, Gap Kids, Baby Gap, Banana Republic, Janie and Jack, Old Navy, Athleta, and others)	61	450,693	3.6
Forever 21 (Forever 21, XXI Forever)	16	448,690	3.6
Limited Brands (Bath & Body Works/White Barn Candle, Pink, Victoria's Secret, and others)	41	290,131	2.3
Inditex (Zara, Zara Home, Massimo Dutti, Bershka, and others)	20	235,063	1.9
Williams-Sonoma (Williams-Sonoma, Pottery Barn, Pottery Barn Kids, and others)	28	230,966	1.9
Urban Outfitters (Anthropologie, Free People, Urban Outfitters)	29	230,863	1.9
Abercrombie & Fitch (Abercrombie & Fitch, Hollister, and others)	32	214,876	1.7
Ascena Retail Group (Ann Taylor, Ann Taylor Loft, Justice, and others)	40	198,245	1.6
Restoration Hardware	6	197,754	1.6

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

Personnel

The Manager provides real estate management, acquisition, development, leasing, and administrative services required by us and our properties in the United States, and employs all of our U.S. employees, including our executive officers. Taubman Asia Management Limited (TAM) and certain other affiliates provide similar services for third parties in China and South Korea as well as Taubman Asia. The Manager is 99.8% beneficially owned by TRG and 0.2% owned by Taub-Co Holdings LLC (Taub-Co), which is 100% owned by members of the Taubman Family. The Manager receives fees from the shopping centers, TCO, TRG, and their respective affiliates and third parties in exchange for the performance of its services. Since TRG has an approximate 99.8% beneficial interest in the Manager, substantially all of these fees accrue to TRG, with a de minimis portion of the fees accruing to the benefit of Taub-Co through its 0.2% beneficial interest in the Manager. For more information about the Manager, see "Risk Factors - Risks Related to Our Business and Industry - Members of the Taubman Family have the power to vote a significant number of the shares of Capital Stock entitled to vote and have contractual rights."
As of December 31, 2019, the Manager, TAM, and certain other affiliates had 420 full time employees.

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

Risks Related to the Merger

The Mergers are subject to receipt of approval from our shareholders as well as the satisfaction of other closing conditions in the Merger Agreement.

The Merger Agreement contains a number of conditions to completion of the Mergers, including the adoption of the Merger Agreement by: (1) the holders of at least two-thirds of the outstanding shares of our common stock and the Series B Preferred Shares (voting together as a single class); (2) the holders of at least a majority of the Series B Preferred Shares; and (3) the holders of at least a majority of the outstanding shares of our common stock and the Series B Preferred Shares (voting together as a single class), excluding the outstanding shares of our common stock and the Series B Preferred Shares owned of record or beneficially by certain members of the Taubman family. In addition, the consummation of the Mergers is subject to certain other customary closing conditions, including, among others, the approval of the Partnership Merger by the partners holding at least a majority of the aggregate percentage interests in TRG other than those held by TCO (which approval has been obtained), the absence of certain legal impediments to the consummation of the Mergers, the absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to TCO, and the performance in all material respects by each of the parties to the Merger Agreement of their respective obligations under the Merger Agreement. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by the Simon Parties. We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), or as to the timing of such approvals or the satisfaction (or waiver, if applicable) of such conditions. Certain of the conditions to completion of the Mergers are not within either our or the Simon Parties’ control, and neither we nor the Simon Parties can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Mergers could cause us not to realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within their expected timeframe.

Failure to complete the Mergers could materially adversely affect our stock price, future business operations and financial results.

If the Mergers are not completed for any reason, our common shareholders will not receive the Common Stock Merger Consideration (as defined in the Merger Agreement). Instead, TCO will remain an independent public company, and the shares of our common stock will continue to be traded on the NYSE. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including potentially significant negative impacts on our stock price (which as of February 26, 2020, reflected a 70.9% premium compared to our closing stock price of $31.09 on December 31, 2019), and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;

•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, tenants, partners, customers, and others with whom we do business;

•
in recent years, we have incurred significant expense related to shareholder activism, and our failure to complete the Mergers could result in continued or increasing shareholder activism and further significant expense;

•
we will still be required to pay certain significant costs relating to the Mergers, such as legal, accounting, financial advisor, printing, and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Mergers;

•	we may be required to pay a cash termination fee as required under the Merger Agreement;

•
the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;

•
matters relating to the Mergers require substantial commitments of time and resources by our management, which may have resulted and could continue to result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•	we may be required to commit time and resources to defending against enforcement proceedings commenced against us related to the Mergers.

If the Mergers are not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results, and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Mergers will be completed.

Shareholder litigation challenging the proposed Mergers may prevent the Mergers from being completed within the anticipated timeframe.

Shareholder litigation challenging the proposed Mergers may be commenced against us and may delay completion of the Mergers in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Mergers on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Mergers in the expected timeframe or altogether. In addition, litigation challenging the Mergers may result in significant defense costs and serve as a distraction to management and directors.

We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Mergers.

Whether or not they are completed, the pending Mergers may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice pending completion of the Mergers, and it also restricts us from taking certain actions with respect to our business and financial affairs, subject to certain exceptions. These restrictions could be in place for an extended period of time, including if the consummation of the Mergers is delayed more than expected, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or from effectively responding to competitive pressures or industry developments. For these and other reasons, the pendency of the Mergers could adversely affect our business and financial results.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Simon. These costs could require us to use cash that would have otherwise been available for other uses.

If the Mergers are not completed, in certain circumstances, we could be required to pay Simon a termination fee of $111.9 million if such termination occurs after the conclusion of the first 45 days following the signing of the Merger Agreement (the Go-Shop Period), or $46.6 million if such termination occurs during the Go-Shop Period (and for a limited period beyond the Go-Shop Period in certain cases, as described in the Merger Agreement). The termination fee is payable if the Merger Agreement is terminated by TCO prior to the approval of the Merger Agreement by TCO’s shareholders to accept a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated, any termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

Risks Related to Our Business and Industry

The economic performance and value of our shopping centers are dependent on many factors.

The economic performance and value of our shopping centers are dependent on various factors. Additionally, these same factors will influence our decision on whether to go forward on the development of new shopping centers, acquisitions and dispositions, and have affected and may continue to affect the ultimate economic performance and value of projects under construction and acquired shopping centers. Adverse changes in the economic performance and value of our shopping centers would also adversely affect our income and cash available to pay dividends.

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

•
changes in consumer shopping behavior. Certain merchandise categories have been experiencing lower growth in traditional shopping centers and technology has significantly impacted consumer spending habits;

•	availability and cost of financing. While current interest rates continue to be low, it is uncertain how long such rates will continue;

•	changes in the attractiveness of our shopping centers due to the public perception of the safety, convenience, and supply of shopping centers in the market;

•
changes in property tax assessments of our shopping centers which, if increased, may adversely affect our tenants' ability to pay under the terms of their existing leases, reduce our ability to release space at accretive rates, and/or lessen attractiveness of the shopping center for future prospective tenants;

•	consequences of unexpected natural disasters, climate change, epidemics and pandemics, outbreaks and the fear of spread of contagious diseases (such as coronavirus), or acts of war or terrorism;

•
changes in government regulations, global geopolitics, and international trade policies due to economic tensions between governments, especially between the U.S. and China, which could adversely impact the supply chains of our tenants;

•	legal liabilities; and

•	changes in real estate zoning and tax laws in the U.S., South Korea, or China.

These factors can impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, which has resulted in and may in the future result in impairment charges that are material to our financial condition or results of operations. See "MD&A - Application of Critical Accounting Policies and New Accounting Pronouncements - Valuation of Shopping Centers" for additional information regarding impairment testing and "MD&A - Results of Operations - Impairment Charges" for details of the impairment charges recognized during 2019.

In addition, the value and performance of our shopping centers have been and may continue to be adversely affected by certain other factors discussed below including the state of the capital markets, expansion in Asia, unscheduled closings or bankruptcies of our anchors and tenants, competition, uninsured losses, the impact of technology on consumer spending, and environmental liabilities.

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our ability to attract tenants to our shopping centers and lease space is important to our success, and difficulties in doing so can materially impact our shopping centers' performance. The existence of competing shopping centers have had, and could have in the future a material adverse impact on our ability to develop or operate shopping centers, lease space to desirable anchors and tenants, and on the level of rents that can be achieved. In addition, retailers at our properties face continued competition from shopping through various means and channels, including via the internet, lifestyle centers, value and outlet malls, wholesale and discount shopping clubs, and television shopping networks. Competition of this type has had, and could continue to have in the future, an adverse effect on our revenues and cash available for distribution to shareholders.

As new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and we may not be able to adapt to such new technologies and relationships on a timely basis. Our relative size may limit the capital and resources we are willing to allocate to invest in strategic technology to enhance the mall experience, which may make our shopping centers relatively less desirable to anchors, mall tenants, and consumers. Additionally, a small but increasing number of tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing customers to shop seamlessly through various sales channels). As a result, with respect to customers that make purchases through other sales channels during or immediately after visiting our shopping centers, such sales are not being captured currently in our tenant sales figures or monetized in our rental revenues or overage rents.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms, and private and institutional investors, some of whom have greater financial resources or have different investment criteria than we do. In particular, there is competition to acquire, develop, or redevelop highly productive retail properties. This could become even more severe as competitors gain size and economies of scale as a result of merger and consolidation activity. This competition has impaired and may continue to impair our ability to acquire, develop, or redevelop suitable properties, and to attract key retailers, on favorable terms in the future.

Our real estate investments are relatively illiquid.

We are limited in our ability to vary our portfolio in response to changes in economic, market, or other conditions by certain restrictions on transfer imposed by our partners or lenders. If we were unable to refinance our debt at a shopping center, we may be required to contribute capital to repay debt, fund capital spending, or other cash requirements. In addition, under TRG’s partnership agreement, upon the sale of a center or TRG’s interest in a center, TRG may be required to distribute to its partners all or a portion of the cash proceeds received by TRG from such sale (a special distribution). If TRG made such a distribution, the sale proceeds would not be available to finance TRG’s activities, and the sale of a center may result in a decrease in funds generated by operations and in distributions to TRG’s partners, including us. Further, pursuant to TRG’s partnership agreement, TRG cannot dispose or encumber certain of its shopping centers or its interest in such shopping centers, specifically Beverly Center, Cherry Creek Shopping Center, Twelve Oaks Mall, The Mall at Short Hills, or Stamford Town Center, without the consent of a majority-in-interest of its partners other than TCO, which is currently held by members of the Taubman Family.

We acquire and develop new properties and/or redevelop and expand our existing properties, and these activities are subject to various risks.

We pursue development, redevelopment, expansion, and acquisition activities as opportunities arise, and these activities are subject to the following risks, one or more of which typically occur in a given project or transaction:

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

•	we may be required to initiate redevelopments at potentially significant costs for tenant or anchor spaces that are returned to us upon termination of their lease;

•
equity issuances as a source of funds, directly as consideration for acquisitions or indirectly through capital market transactions, may become less financially favorable as affected by our stock price as well as general market conditions;

•	occupancy rates and rents, as well as occupancy costs and operating expenses, at a completed project or an acquired property may not meet our projections at opening or stabilization;

•	the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects; and

•	competitive pressures in our targeted markets may negatively impact our ability to meet our leasing objectives.
Certain of our projects represent the retail portion of larger mixed-use projects. As a result, there have been and may continue to be certain additional risks associated with such projects, including:

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

Clauses in leases with certain tenants of our development or redevelopment properties include inducements, such as reduced rent and tenant allowance payments, that can reduce our rental revenues, Funds from Operations (FFO), and/or returns achieved. The leases for a number of the tenants that have opened stores at properties we have developed or redeveloped have reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property reaches certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development and redevelopment properties. As a result, our current and future development and redevelopment properties are more likely to achieve lower returns during their stabilization periods than other projects of this nature historically have, which adversely impact our investment returns in such developments, and may adversely impact our financial condition and results of operations.

Dispositions may not achieve anticipated results.

We actively maintain a strategy of recycling capital to achieve growth over time. At times this strategy may include strategically disposing of assets, or partial interests in assets, to improve our liquidity and the overall performance of our core mall portfolio, measured by:

•	achieving improved portfolio metrics, demographics, and operating statistics, such as higher sales productivity and occupancy rates;

•	accelerating future growth targets in our operating results and FFO;

•	strengthening of our balance sheet; and

•	creating increased net asset value for our shareholders over time.

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

We hold investments in joint ventures in which we do not control all decisions. As a result, we may have material conflicts with our joint venture partners, who may make decisions that are not in our best interests.

Many of our shopping centers and shopping center projects are partially owned by non-affiliated partners through joint venture arrangements. As a result, we do not control all decisions regarding certain of those shopping centers and may be required to take actions that are in the interest of the joint venture partners but not our best interests. Accordingly, we may not be able to favorably resolve any issues that arise with respect to such decisions, or we may have to provide financial or other inducements to our joint venture partners to obtain such resolution.

For some of our UJVs, we do not control decisions as to the design or operation of internal controls over accounting and financial reporting, including those relating to maintenance of accounting records, authorization of receipts and disbursements, selection and application of accounting policies, reviews of period-end financial reporting, and safeguarding of assets. Some of such joint venture partners do not have similar expertise or experience that we do regarding internal controls, and therefore we are exposed to increased risk that such controls may not be designed or operating effectively, which could ultimately affect the accuracy of financial information related to these joint ventures as prepared by our joint venture partners.

Various restrictive provisions and rights govern sales or transfers of interests in our joint ventures. These may work to our disadvantage because, among other things, we may be required to make decisions as to the purchase or sale of interests in our joint ventures at a time that is disadvantageous to us.

In our joint ventures, we have and may continue to partner with entities with whom we do not have a historical business relationship and therefore there is additional risk in working through operational, financial, and other issues.

Investors are cautioned that deriving our beneficial interest in a joint venture as our ownership interest in individual financial statement items of that joint venture may not accurately depict the legal and economic implications of holding a noncontrolling interest in it.

Our business activities and pursuit of new opportunities in Asia pose unique risks.

We have offices in Hong Kong, Seoul, and Shanghai and we are pursuing and evaluating investment opportunities in various locations in China and South Korea. We have invested in four joint ventures to develop and operate shopping centers in China and South Korea and may invest in other shopping centers in China and South Korea in the future. In addition, we provide management and advisory services for third parties for other shopping centers in Asia. In addition to the general risks described in this report, our international activities are subject to unique risks, including:

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
Further, major global health issues, such as the coronavirus that has impacted China’s population, commerce and travel and has spread to other countries, including South Korea and the U.S., adversely affect trade as well as global and local economies. Should major public health issues, including epidemics and pandemics arise, we would be adversely affected by actions limiting trade and population movement, the movement of goods through the supply chain, and other impacts to business and consumer demand that may diminish the demand and rents for our properties. The current coronavirus outbreak has adversely impacted our operations in China and South Korea, and may impact operations in the U.S. in the future. CityOn.Xi'an was recently closed and remains closed for business and CityOn.Zhengzhou was closed and recently reopened in a limited capacity. Shopper traffic and rent, especially percentage of sales rent, is adversely impacting our China operations and is starting to impact our South Korea operations. In addition, the outbreak is forcing many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business.

In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China.

With regard to foreign currency, our projects in China and South Korea require investments, and have required, and may continue to require debt financing, denominated in foreign currencies, with the possibility that such investments or debt will be greater than anticipated depending on changes in exchange rates. These projects could also generate returns on or of capital in foreign currencies that could ultimately be less than anticipated as a result of exchange rates. As part of investing in these projects, we are implementing appropriate risk management policies and practices, including the consideration of hedging of foreign currency risks. However, developing an effective foreign currency risk strategy is complex and may be costly, and no strategy can completely insulate us from risk associated with foreign currency fluctuations. Further, we cannot provide assurance that such policies and practices will be successful and/or that the applicable accounting for foreign currency hedges will be favorable to any particular period's results of operations.

As we expand our international activities and levels of investment, these risks would increase in significance and could adversely affect our financial returns on international projects and services and overall financial condition. We have put in place policies, practices, and systems for mitigating some of these international risks, although we cannot provide assurance that we will be entirely successful in doing so.

We could be subject to material liability, penalties and other sanctions and other adverse consequences arising out of non-compliance with the FCPA or foreign anti-corruption laws.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business, and which requires proper record keeping and characterization of payments we make in our reports filed with the SEC. Although we have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, we cannot provide assurance that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. Further, our policies and procedures cannot fully protect us from intentional, reckless or negligent acts committed by our employees, agents, partners, or others acting on our behalf. If our employees, agents, partners, or others acting on our behalf are found to have engaged in such practices, severe penalties and other consequences could be imposed. Those penalties and consequences that may be imposed against us or individuals in appropriate circumstances include, but are not limited to, injunctive relief, disgorgement, significant fines and penalties, and modifications to business practices and compliance programs. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements or investigations to which our international operations might be subject, the manner in which existing laws might be administered or interpreted, or the potential that we may face regulatory sanctions. Any of these violations or remedial measures, if applicable to us, could have a material adverse impact on our business, reputation, results of operations, cash flow, financial condition, liquidity, ability to make distributions to our shareholders, or the value of our investments.

Foreign companies, including some that may compete with us, may not be subject to the FCPA or other anti-corruption laws. Accordingly, such companies may be more likely to engage in activities prohibited by the FCPA or other anti-corruption laws, which could have a significant adverse impact on our returns or our ability to compete for business in such countries.

The bankruptcy, early termination, sales performance, or closing of our tenants and anchors have had, and could continue to have an adverse effect on us.

We have been, and may continue to be, adversely affected by the bankruptcy, early termination, sales performance, or closing of tenants and anchors. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named anchors, or if the tenant does not achieve certain specified sales targets. If occupancy or tenant sales do not meet or fall below certain thresholds, rents we are entitled to receive from our retail tenants would be reduced. The bankruptcy of a mall tenant could result in the termination of its lease, which would lower the amount of cash generated by that shopping mall.

In September 2019, Forever 21, one of our largest mall tenants, filed for Chapter 11 bankruptcy. As of December 31, 2019, we had 16 Forever 21 stores in our portfolio totaling approximately 449,000 square feet. For the year ended December 31, 2019, the combined operations of Forever 21 accounted for 3.6% of Mall GLA and 2.1% of Rental Revenues. In February 2020, the Bankruptcy Court approved a sale of Forever 21 to a purchaser. The situation has not yet been fully resolved and we are in ongoing negotiations with the new owners of Forever 21. We currently expect all or most of our remaining locations to remain open, though at substantially reduced rents.

Replacing mall tenants with better performing, emerging retailers often takes longer than our historical experience of re-tenanting due to their lack of infrastructure and limited experience in opening stores as well as the significant competition for such emerging brands, which sometimes requires us to pay significant tenant allowances or offer reduced rents as an inducement. In addition, when a department store operating as an anchor at one of our shopping centers ceases operating, we sometimes experience difficulty, at least in the near term, and delay and incur significant expense in replacing the anchor, re-tenanting, redeveloping, or otherwise re-merchandising the anchor space. In addition, the anchor’s closing may lead to reduced customer traffic and lower mall tenant sales. As a result, we have and may continue to experience difficulty or delay in leasing spaces in areas adjacent to the vacant anchor space. The early termination or closing of mall tenants or anchors for reasons other than bankruptcy often have a similar impact on the operations of our shopping centers, although in the case of early terminations we may benefit in the short-term from lease cancellation income (See "MD&A – Rental Rates and Occupancy").

Most recently, certain traditional department stores have experienced challenges including, limited opportunities for new investment/openings, declining sales, and store closures. Department stores' market share is declining, and their ability to drive traffic has substantially decreased. Despite our shopping centers traditionally being driven by department store anchors, in the event of a need for replacement, we sometimes are replacing department stores with non-department store anchors. Certain of these non-department store anchors may demand higher allowances than a standard mall tenant due to the nature of the services/products they provide (for example, restaurants, entertainment, coworking, or luxury).

Excess space at our properties could materially and adversely affect us.

Certain of our properties have had excess space available for prospective tenants, and those properties may continue to experience, and other properties may begin experiencing, such oversupply in the future. Recently, there has been an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures, and there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise. As a result of the increased bargaining power of creditworthy retail tenants, there is downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications, any of which, in the aggregate, could materially and adversely affect us.

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

We are obligated to comply with financial and other covenants that have and may continue to affect our operating activities.

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2019, the corporate total leverage ratio was the most restrictive covenant. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, these covenants have and may continue to limit our ability to borrow up to the maximum capacity of $1.1 billion on our primary unsecured revolving line of credit. Failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material adverse effect on us.

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

Our hedging interest rate protection arrangements does not completely limit our interest rate risk exposure.

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

In July 2017, the Financial Conduct Authority (FCA), the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. Refer to "Note 8 - Notes Payable, Net" and "Note 10 - Derivative and Hedging Activities" to our consolidated financial statements for more details on our loans and derivative instruments, respectively. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for us.
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

Inflationary price increases can have an adverse effect on consumer spending, which would impact our tenants' sales and, in turn, our tenants' business operations. This would affect the amount of rent these tenants pay, in particular if their leases provide for overage rent or percentage of sales rent, and their ability to pay rent. Also, inflation would cause increases in operating expenses, which would increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, would increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our profitability and our Net Operating Income would decrease. As of December 31, 2019, approximately 58% of our gross leasable and occupied area included clauses in leases for rent increases based on changes in the Consumer Price Index, although we are attempting to reduce our exposure to such variable rentals as leases are negotiated or renewed.

The occurrence of cyber incidents, a deficiency in our cyber security, or a data breach could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, subject us to regulatory investigations and/or penalties, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information technology resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupting data, or stealing confidential information. We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber incident include, but are not limited to, operational interruption, damage to our tenant relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties), and potentially significant response and remediation costs. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and reduce the benefits of our advanced technologies. We carry cyber liability insurance; however, a loss could exceed the limits of the policy or may fall within a policy exclusion based on the nature of the event. We have implemented processes, procedures and controls to help mitigate these risks, such as cyber security awareness training with simulated phishing attacks for employees, but these measures, our increased awareness of a risk of a cyber incident, and our insurance coverage, do not guarantee that our financial results will not be negatively impacted by such an incident.

Legislators and/or regulators in countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws. The new California Consumer Protection Act (CCPA) and other similar state laws recently or soon to be enacted, or other similar laws and regulations adopted in other countries in which we operate, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. Furthermore, the CCPA went into effect on January 1, 2020 and many of its requirements have not yet been interpreted by courts, and best practices are still being developed by the industry, all of which increase the risk of compliance failure and related adverse impacts.

Some of our potential losses are not be covered by insurance.

We carry liability, fire, flood, earthquake, extended coverage, and rental loss insurance on each of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including information technology system failures, punitive damages (in certain states), and lease and other contract claims, which generally are not insured. If an uninsured liability claim or a liability claim in excess of insured limits is made, we will have to make a payment to satisfy such claim. In addition, if an uninsured property loss or a property loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

In December 2019, Congress passed the "Terrorism Risk Insurance Program Reauthorization Act of 2019", which extended the termination date of the Terrorism Insurance Program established under the Terrorism Risk Insurance Act of 2002 (TRIA) through December 31, 2027. There are specific provisions in our loans that address terrorism insurance. Simply stated, in most loans, we are obligated to maintain terrorism insurance, but there are limits on the amounts we are required to spend to obtain such coverage. If a terrorist event occurs, the cost of terrorism insurance coverage would be likely to increase, which could result in having less coverage than we have currently. Our inability to obtain such coverage, or to do so only at greatly increased costs, may also negatively impact the availability and cost of future financings.

Some of our properties are at a higher risk for potential natural or other disasters.

A number of our properties are located in areas with a higher risk of natural disasters such as earthquakes, hurricanes, or tsunamis. The occurrence of natural disasters can adversely impact operations, redevelopment, or development at our shopping centers and projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. In addition, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. To the extent climate change causes changes in weather patterns, our properties in certain markets could experience increases in storm intensity and rising sea levels. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.

During September 2017, Puerto Rico was struck by Hurricane Maria, which significantly impacted local infrastructure, residents, and the prospects for tourism. The Mall of San Juan experienced damage and interruption of operations. We are subject to all of the aforementioned risks of natural disasters in relation to The Mall of San Juan and the impact of Hurricane Maria. While a portion of the adverse impact to the future operations of the shopping center were mitigated through business interruption insurance, we do not believe the full extent of revenue losses were covered by insurance. In addition, we believe the shopping center's operations continue to be affected, although overall foot traffic and tenant sales at the shopping center have improved. The timing for the recovery of business in Puerto Rico will depend on successful rebuilding and recovery efforts and in turn the availability of workers and materials, which has been and may continue to be scarce for periods of time. The local economy is highly dependent on tourism and declines could continue to adversely impact the center for an extended period of time.

We may be subject to liabilities for environmental matters.

Our properties are subject to a variety of local, state, and federal laws concerning the protection of public health and the environment. Such environmental laws may vary according to the location and environmental condition of a property and the present and former uses of the property. Before acquiring a property, we typically engage independent environmental consultants to evaluate for the potential presence of adverse environmental conditions, and all of the shopping centers that we presently own (not including option interests in certain pre-development projects) have been subject to such environmental assessments. We are not aware of any environmental liability relating to these shopping centers or to any other property we have owned or operated that would have a reasonable likelihood of resulting in a material adverse effect on our business, assets, or results of operations. No assurances can be given, however, that (1) all environmental liabilities have been identified, (2) no prior owner or operator of our properties, or any occupant of our properties has not created an environmental condition not known to us, (3) future laws, ordinances, or regulations will not impose any material environmental liability, or (4) the current environmental condition of our shopping centers will not be affected by tenants or other occupants of the shopping centers, by the environmental condition of properties in the vicinity of the shopping centers (such as the migration from off-site underground storage tanks), or by third parties unrelated to us. Environmental liability may be imposed under certain laws without regard to fault, and in some circumstances can be joint and several, resulting in one party being held responsible for the entire obligation including related natural resource damages. In addition, the presence of, or failure to remediate, adverse environmental conditions may adversely affect our ability to sell, rent, or collateralize any property.

The bankruptcy or financial difficulties of our joint venture partners could adversely affect us.

The profitability of shopping centers held in a joint venture could be adversely affected by the bankruptcy of one of the joint venture partners if, because of certain provisions of the bankruptcy laws, we were unable to make important decisions in a timely fashion or became subject to additional liabilities. In addition, if our joint venture partners are not able to fund required contributions, we would need to contribute equity in excess of our ownership share to fund initial development, capital, and/or operating costs.

We may not be able to maintain our status as a REIT.

We may not be able to maintain our status as a REIT for federal income tax purposes with the result that the income distributed to shareholders would not be deductible in computing taxable income and instead would be subject to tax at regular corporate rates. Any such corporate tax liability would be significant and would reduce the amount of cash available for distribution to our shareholders which, in turn, would have a material adverse impact on the value of, or trading price for, our shares. Although we believe we are organized and operate in a manner to maintain our REIT qualification, many of the REIT requirements of the Internal Revenue Code are complex and have limited judicial or administrative interpretations. Changes in tax laws or regulations or new administrative interpretations and court decisions may also affect our ability to maintain REIT status in the future. If we do not maintain our REIT status in any year, we may be unable to elect to be treated as a REIT for the next four taxable years.

Although we currently intend to maintain our status as a REIT, future economic, market, legal, tax, or other considerations may cause us to determine that it would be in our and our shareholders’ best interests to revoke our REIT election. If we revoke our REIT election, we will not be able to elect REIT status for the next four taxable years.

We are subject to certain taxes even though we qualify as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state, local, and foreign taxes on our income and property. For example, we will be subject to federal income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from "prohibited transactions," that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions or the properties otherwise qualify as held for investment purposes. The need to avoid prohibited transactions could cause us to forego or defer sales of certain assets that non-REITs otherwise would have sold or that might otherwise be in our best interest to sell.

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

Also, some state, local, and foreign jurisdictions tax some of our income even though as a REIT we are not subject to federal income tax on that income, because not all states, localities, and foreign jurisdictions follow the federal income tax treatment of REITs. Finally, there may be changes in the federal tax law and laws of states, localities, and foreign jurisdictions that may increase the taxes we pay. To the extent that we and our affiliates are required to pay federal, state, local, and/or foreign taxes, we will have less cash available for distributions to our shareholders.

The lower tax rate on certain dividends from non-REIT 'C' corporations may cause investors to prefer to hold stock in non-REIT 'C' corporations.

The maximum tax rate (including the net investment income tax of 3.8%) on certain corporate dividends received by individuals is 23.8%, which is less than the maximum income tax rate enacted by the 2017 Tax Act of 37% applicable to ordinary income. This rate differential continues to substantially reduce the so-called "double taxation" (that is, taxation at both the corporate and shareholder levels) that applies to non-REIT 'C' corporations but does not generally apply to REITs. Dividends from a REIT do not qualify for the favorable tax rate applicable to dividends from non-REIT 'C' corporations unless the dividends are attributable to income that has already been subjected to the corporate income tax, such as income from a prior year that the REIT did not distribute and dividend income received by the REIT from a taxable REIT subsidiary or other fully taxable 'C' corporation. Under the 2017 Tax Act, however, provided that the shareholder meets certain holding period requirements, ordinary dividends from a REIT are eligible for the 20% deduction as “qualified business income” and thus taxed at a maximum rate of 29.6% plus the 3.8% tax on net investment income. The 20% deduction and the maximum individual rate of 37%, unless extended, are scheduled to expire after 2025. Although REITs, unlike non-REIT 'C' corporations, have the ability to designate certain dividends as capital gain dividends subject to the favorable rates applicable to capital gain, the application of reduced dividend rates to non-REIT 'C' corporation dividends may still cause individual investors to view stock in non-REIT 'C' corporations as more attractive than shares in REITs, which may negatively affect the value of our shares. Future changes to tax laws could potentially adversely affect the taxation of the REIT, its subsidiaries, or its shareholders, possibly having a negative effect on the value of our shares.

Partnership tax audit rules could have a material adverse effect on us.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships. Under the rules, effective for taxable years beginning in 2018, among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election permitted under the new law or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest would be required to pay additional taxes, interest, and penalties as a result of an audit adjustment. We, as a direct or indirect partner of these partnerships, could be required to bear our allocable share of the economic burden of those taxes, interest, and penalties even though TCO, as a REIT, may not otherwise have been required to pay additional corporate‑level taxes had we owned the assets of the partnership directly. The partnership tax audit rules apply to TRG and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. The changes created by these rules are significant for collecting tax in partnership audits and, accordingly, there can be no assurance that these rules will not have a material adverse effect on us.

Members of the Taubman Family have the power to vote a significant number of the shares of Capital Stock entitled to vote and have contractual rights.
Based on information contained in filings made with the SEC, as of December 31, 2019, members of the Taubman Family have the power to vote approximately 30% of the outstanding voting shares of TCO (consisting of our common stock and our Series B Preferred Shares). The Taubman Family members’ ownership of Series B Preferred Shares (representing an approximate 28% voting interest in TCO) corresponds with the Taubman Family members’ economic ownership in TRG. Our shares of common stock and our Series B Preferred Shares vote together as a single class on all matters submitted to a vote of our shareholders.
Based on their current ownership of the Series B Preferred Shares, the holders of the Series B Preferred Shares (92% of which are held by members of the Taubman Family) have the right to nominate up to four individuals for election to our Board of Directors and certain other class voting rights. Like all director nominees, the Series B nominees are voted on by shareholders at TCO’s annual meeting. For so long as the holders of our Series B Preferred Shares are entitled to nominate individuals for election to the Board of Directors, the Board of Directors is required to consist of nine directors (other than as a result of any vacancy caused by death, resignation or removal of a director), and a majority of our directors must be independent. Of our current nine directors, only one, Mr. Robert S. Taubman, was initially nominated by the holders of the Series B Preferred Shares. He was subsequently nominated, and recommended for election, by our Board of Directors. None of our eight other directors was nominated by the holders of the Series B Preferred Shares.

As a result of their ownership of our voting stock (common shares and Series B Preferred Shares), members of the Taubman Family can exercise significant influence with respect to the election of our Board of Directors and the outcome of matters submitted to our shareholders for approval. Our governing documents provide that any matter submitted to our shareholders for approval, including any merger, consolidation or sale of all or substantially all of our assets, requires the affirmative vote of holders owning not less than two-thirds of the outstanding shares of Capital Stock (which term refers to the common stock, preferred stock, and Excess Stock, as defined below) entitled to vote on such matter (except the election of directors, which is subject to a plurality vote coupled with a majority vote resignation policy, and the adjournment of meetings).
TRG’s partnership agreement provides that, for so long as members of the Taubman Family own 5% or more of TRG Units, without the prior written consent of a majority-in-interest of the Other Partners (currently held by members of the Taubman Family), TRG cannot, among other things, enter into certain business combination transactions, issue additional TRG Units (other than to TCO in certain circumstances) to a person or entity that, together with such person’s or entity’s affiliates, would own more than 5% of TRG Units, dispose or encumber all or substantially all of TRG's assets, or dispose or encumber specified shopping centers (specifically Beverly Center, Cherry Creek, Twelve Oaks, Short Hills or Stamford Town Center, which were contributed to TRG in 1985).
The Manager is 99.8% beneficially owned by TRG and 0.2% beneficially owned by Taub-Co, which is 100% owned by members of the Taubman Family. The Manager provides certain administrative, management, accounting, shareholder relations and other services relative to the operations and administration of TCO pursuant to a corporate services agreement between TCO and the Manager (Corporate Services Agreement) and certain management, leasing, development, acquisition and administrative services pursuant to a management services agreement between TRG and the Manager (Master Services Agreement). At the time of TCO's initial public offering in 1992, TCO and TRG entered into the Corporate Services Agreement and the Master Services Agreement, respectively, and an entity controlled by members of the Taubman Family served as sole general partner of the Manager. In 2001, the Manager converted to a Delaware limited liability company, and Taub-Co became sole managing member of the Manager, preserving the management rights of the Taubman Family members in the Manager. In 2006, although Taub-Co was sole managing member of the Manager, Taub-Co granted TRG the right to unilaterally act on behalf of Taub-Co as the managing member of the Manager, with Taub-Co having the right to revoke this authority at any time. In 2010, to formalize TRG's management rights in the Manager, TRG became a co-managing member of the Manager with the authority to act unilaterally on behalf of the Manager and was designated as the sole tax matters member, which co-management organizational structure of the Manager remains in place today. Under the Manager’s operating agreement, although TRG has been acting on behalf of the Manager as the managing member and Taub-Co has not exercised its rights as co-managing member, Taub-Co can revoke the authority of TRG to act unilaterally on behalf of the Manager, in which event the Manager’s actions would require approval by both co-managing members.

TCO has the unilateral right to terminate the Corporate Services Agreement and, in addition, TCO, as the sole managing general partner of TRG, has the unilateral right to terminate the Master Services Agreement. If the Master Services Agreement is terminated, TRG can terminate the property services agreements between the Manager and our subsidiaries pursuant to which the Manager provides services to our shopping centers, provided that the termination of certain property service agreements may require the consent of our joint venture partners or other third parties. In addition, if the Master Services Agreement is terminated, Taub-Co has the right to purchase all of the membership interests in the Manager that it does not already own for a purchase price based on the net book value of the Manager. TCO can terminate either the Corporate Services Agreement or the Master Services Agreement without terminating the other.

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
Under our Articles, in general, no shareholder can own more than 8.23% (the Ownership Limit) in value of our Capital Stock. Our Board of Directors has the authority to allow a "look through entity" to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that, after application of certain constructive ownership rules under the Code and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the Ownership Limit. A look through entity is any entity other than a qualified trust under Section 401(a) of the Code, certain other tax-exempt entities described in the Articles, or an entity that actually or constructively owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property.
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
Members of the Taubman Family, collectively, own approximately 30% of our Capital Stock as of December 31, 2019. The combined Taubman Family members' ownership of our Capital Stock includes 24,191,177 shares of the 26,398,473 shares of Series B Preferred Shares outstanding or 92% of the total outstanding and 1,748,477 shares of the 61,228,579 shares of common stock outstanding or 2.86% of the total outstanding as of December 31, 2019. The Series B Preferred Shares are convertible into shares of common stock at a ratio of 14,000 Series B Preferred Shares to one share of common stock, and therefore one Series B Preferred Share has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Capital Stock by members of the Taubman Family does not violate the Ownership Limit set forth in our Articles.

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

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. retail industry. To the extent such initiatives involve workforce changes, such changes may temporarily reduce workforce productivity, impact employee morale, and affect our ability to attract and retain talented employees, which would be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame.

The market price of our common stock has, and may continue to fluctuate significantly.

The market price of our common stock recently increased significantly following the announcement of the Mergers. The market price of our common stock also has fluctuated significantly in recent years, and it may continue to do so in the future in response to many factors other than the Mergers and related matters, including if the Mergers are not consummated, such as:

•	general market and economic conditions;

•	actual or anticipated variations in our operating results, FFO, cash flows, liquidity or distributions (including special distributions);

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us, the real estate industry generally or the mall industry, and recommendations by financial analysts with respect to us or other REITs;

•	impairment charges affecting the carrying value of one or more of our properties or other assets;

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

Our shareholders have experienced dilution as a result of equity offerings and they would experience further dilution if we issue additional common equity.

We have previously issued common equity, both common shares and TRG Units, which had a dilutive effect on our earnings per diluted share and FFO per diluted share. TRG Units have also been issued from time to time, including in 2019, in connection with acquisitions of real estate, which once tendered, have had a similar dilution impact. In addition, we have previously issued additional shares of preferred stock which adversely affected the earnings per share available to our common shareholders. We are not restricted from issuing additional shares of our common equity or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any additional future issuances of common equity will reduce the percentage of our common equity owned by investors who do not participate in future issuances. In most circumstances, shareholders will not be entitled to vote on whether or not we issue additional common equity. In addition, depending on the terms and pricing of an additional offering of our common equity and the value of our properties, our shareholders may experience dilution in both the book value and fair value of their interests. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.

Our ability to pay dividends on our stock is limited.

Because we conduct all of our operations through TRG or its subsidiaries, our ability to pay dividends on our stock will depend almost entirely on payments and distributions received on our interests in TRG. Additionally, the terms of some of the debt to which TRG is a party limits its ability to make some types of payments and other distributions to us. This in turn limits our ability to make some types of payments, including payment of dividends on our stock, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we would not be able to pay dividends on our stock in one or more periods beyond what is required for REIT purposes.

Our ability to pay dividends is further limited by the requirements of Michigan law.

Our ability to pay dividends on our stock is further limited by the laws of Michigan. Under the Michigan Business Corporation Act, a Michigan corporation cannot make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we cannot make a distribution on our stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of our preferred stock then outstanding.

We may incur additional indebtedness, which may adversely affect our earnings and harm our financial position and cash flow and potentially impact our ability to pay dividends on our stock.

Our governing documents do not limit us from incurring additional indebtedness and other liabilities; however, certain loan covenants include certain restrictions regarding future indebtedness. As of December 31, 2019, we had $3.7 billion of consolidated indebtedness outstanding, and our beneficial interest in both our consolidated debt and the debt of our UJVs was $4.9 billion. We may incur additional indebtedness and become more highly leveraged, requiring us to pay increased levels of interest, which could adversely affect our earnings and harm our financial position and potentially limit our cash available to pay dividends.

We may change the distribution policy for our common stock in the future.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. Further, we have regularly issued new shares of common equity as compensation to our employees, and we have periodically issued new shares of capital stock pursuant to public offerings or acquisitions. Any future issuances may substantially increase the cash required to pay dividends at current or higher levels. Our actual dividend payable will be determined by our Board of Directors based upon the circumstances at the time of declaration. Although we have regularly paid dividends on a quarterly basis on our common and preferred stock in the past, and since we went public in 1992 we have never reduced our regular common dividend and have increased it 22 times, we do not guarantee we will continue to do so in the future. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year. To this point, we have historically distributed at least 100% of our taxable income and thereby avoided income tax altogether. To the extent we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income and could be subject to a 4% nondeductible excise tax if the actual amount that is distributed to shareholders in a calendar year is less than the minimum amount required to be distributed under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code and to avoid the imposition of an excise tax.

From time to time, we might generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash, the effect of nondeductible capital expenditures, the creation of reserves, required debt or amortization payments, limitations on deductions of interest expense and executive compensation enacted in the 2017 Tax Act, or income inclusions of foreign earnings as to which cash has not been repatriated to us by distributions from our foreign entities. If we do not have other funds available in these situations, we could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of capital stock or debt securities to make distributions sufficient to pay out enough REIT taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our liquidity and our ability to execute our business plan.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Ownership

The following table sets forth certain information about each of our shopping centers. The table includes only shopping centers in operation at December 31, 2019. Shopping centers are owned in fee other than Beverly Center, Cherry Creek Shopping Center, City Creek Center, The Mall at Green Hills, International Market Place, and International Plaza, which are held under ground leases expiring between 2042 and 2105. CityOn.Xi'an and CityOn.Zhengzhou use Chinese state-owned land and are subject to a property-use right, expiring in 2051 for both shopping centers.

Certain of the shopping centers are partially owned through joint ventures. Generally, our joint venture partners have ongoing rights with regard to the disposition of our interest in the joint ventures, as well as the approval of certain major matters.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/19		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/19
Consolidated Businesses:
Beverly Center	Bloomingdale’s, Macy’s	834,000		1982		100%
Los Angeles, CA		510,000

Cherry Creek Shopping Center	Macy’s, Neiman Marcus, Nordstrom	1,037,000		1990/1998/		50%
Denver, CO		634,000		2015

City Creek Center	Macy's, Nordstrom	623,000		2012		100%
Salt Lake City, UT		342,000

Dolphin Mall	Bass Pro Shops Outdoor World,	1,434,000		2001/2007/		100%
Miami, FL	Bloomingdale's Outlet, Burlington Coat Factory	702,000		2015
	Cobb Theatres, Dave & Buster's,
	Marshalls, Neiman Marcus-Last Call,
	Polo Ralph Lauren Factory Store, Saks Off 5th

The Gardens on El Paseo	Saks Fifth Avenue	238,000		1998/2010	2011	100%
Palm Desert, CA		187,000

Great Lakes Crossing Outlets	AMC Theatres, Bass Pro Shops Outdoor World,	1,355,000		1998		100%
Auburn Hills, MI	Burlington Coat Factory, Legoland,	533,000
(Detroit Metropolitan Area)	Planet Fitness, Round 1 Bowling and
	Amusement, Sea Life

The Mall at Green Hills	Dillard's, Macy's, Nordstrom	969,000	(1)	1955/2011/	2011	100%
Nashville, TN		464,000		2019

International Market Place	Saks Fifth Avenue	340,000		2016		93.5%
Waikiki, Honolulu, HI		261,000

The Mall of San Juan	Nordstrom	627,000	(2)	2015		95%
San Juan, PR		389,000

The Mall at Short Hills	Bloomingdale’s, Macy’s, Neiman Marcus,	1,443,000	(3)	1980/1994/		100%
Short Hills, NJ	Nordstrom	607,000		1995/2011

Twelve Oaks Mall	JCPenney, Lord & Taylor, Macy's,	1,519,000	(4)	1977/1978/		100%
Novi, MI	Nordstrom	550,000		2007/2008
(Detroit Metropolitan Area)

	Total GLA	10,419,000
	Total Mall GLA	5,179,000
	TRG% of Total GLA	9,847,000
	TRG% of Total Mall GLA	4,826,000

(1)	GLA does not reflect the total incremental GLA to be added in connection with the redevelopment project at the center.

(2)	GLA includes approximately 100,000 square feet of GLA related to the former Saks Fifth Avenue space, which closed in September 2017 and terminated its lease in August 2019.

(3)
GLA includes the former Saks Fifth Avenue store, which closed in September 2016. A portion of this space opened as Mall GLA in 2018, while the remaining 31,000 square feet of GLA of the space is currently under redevelopment as coworking office space.

(4)	GLA includes approximately 228,000 square feet of GLA related to the former Sears space, which closed in March 2019.

Shopping Center	Anchors	Sq. Ft of GLA/ Mall GLA as of 12/31/19		Year Opened/ Expanded	Year Acquired	Ownership % as of 12/31/19
Unconsolidated Joint Ventures:
CityOn.Xi'an	Wangfujing	994,000		2016		50% (5)
Xi'an, China		692,000

CityOn.Zhengzhou	G-Super, Wangfujing	919,000		2017		24.5% (5)
Zhengzhou, China		621,000

Country Club Plaza	(6)	947,000	(7)	1922/1977/	2016	50%
Kansas City, MO		729,000		2000/2015

Fair Oaks	JCPenney, Lord & Taylor,	1,557,000	(8)	1980/1987/		50%
Fairfax, VA	Macy’s (two locations)	561,000		1988/2000
(Washington, DC Metropolitan Area)

The Gardens Mall	Bloomingdale's, Macy's, Nordstrom,	1,406,000		1988/2005	2019	48.5%
Palm Beach Gardens, FL	Saks Fifth Avenue, Sears	449,000

International Plaza	Dillard’s, Life Time Athletic, Neiman Marcus,	1,252,000		2001/2015		50.1%
Tampa, FL	Nordstrom	616,000

The Mall at Millenia	Bloomingdale’s, Macy’s, Neiman Marcus	1,114,000		2002		50%
Orlando, FL		514,000

Stamford Town Center	Macy’s, Saks Off 5th	761,000		1982/2007		50%
Stamford, CT		438,000

Starfield Hanam	PK Market, Shinsegae, Traders	1,709,000		2016		17.15% (5)
Hanam, South Korea		978,000

Sunvalley	JCPenney, Macy’s (two locations), Sears	1,324,000		1967/1981	2002	50%
Concord, CA		485,000
(San Francisco Metropolitan Area)

The Mall at University Town Center	Dillard's, Macy's, Saks Fifth Avenue	863,000		2014		50%
Sarasota, FL		441,000

Waterside Shops	Nordstrom, Saks Fifth Avenue	342,000		1992/2006/	2003	50%
Naples, FL		202,000		2008

Westfarms	JCPenney, Lord & Taylor,	1,266,000		1974/1983/		79%
West Hartford, CT	Macy’s (two locations), Nordstrom	497,000		1997

	Total GLA	14,454,000
	Total Mall GLA	7,223,000
	TRG% of Total GLA	6,779,000
	TRG% of Total Mall GLA	3,270,000

	Grand Total GLA	24,873,000
	Grand Total Mall GLA	12,402,000
	TRG% of Total GLA	16,626,000
	TRG% of Total Mall GLA	8,096,000

(5)
On February 14, 2019, we announced agreements to sell 50% of our ownership interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone. In September 2019 and December 2019, we completed the sale of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou, respectively. The CityOn.Xi'an transaction is expected to close in the first quarter of 2020, subject to customary closing conditions.

(6)	In 2018, Nordstrom announced plans to relocate a store to the center. The new, approximately 116,000-square-foot store is expected to open in 2021.

(7)	GLA includes 218,000 square feet of office property.

(8)	GLA includes approximately 210,000 square feet of GLA related to the former Sears space, which closed in November 2018 and is now partially occupied.

Anchors

The following table summarizes certain information regarding the anchors at the operating centers (excluding value and outlet centers) as of December 31, 2019:

Name	Number of Anchor Stores	GLA (in thousands of square feet)	% of GLA
Macy’s
Bloomingdale’s (1)	4	871
Macy’s	13	2,844
Macy’s Men’s Store/Furniture Gallery	3	489
Total	20	4,204	18.8%

Nordstrom	10	1,446	6.5%

Hudson's Bay Company
Lord & Taylor	3	392
Saks Fifth Avenue	5	381
Saks Off Fifth (2)	1	78
Total	9	851	3.9%

JCPenney	4	745	3.4%

Dillard's	3	600	2.7%

Wangfujing	2	565	2.6%

Shinsegae
PK Market	1	63
Shinsegae	1	484
Total	2	547	2.5%

Neiman Marcus (3)	4	402	1.8%

Sears	2	390	1.8%

Traders	1	183	0.8%

Life Time Athletic	1	56	0.3%

G-Super	1	36	0.2%

Total	59	10,025	45.1%	(4)

(1)	Excludes one Bloomingdale's Outlet store at a value center.

(2)	Excludes one Saks Off 5th store at a value center.

(3)	Excludes one Neiman Marcus-Last Call store at a value center.

(4)	Percentages may not add due to rounding.

Mortgage Debt and Construction Financings

The following table sets forth certain information regarding the mortgages and construction financings encumbering the centers as of December 31, 2019. All mortgage debt and construction financings in the table below are non-recourse to TRG except for the TRG $65 million revolving credit facility and the debt encumbering International Market Place. TRG has provided limited guarantees regarding the mortgage debt encumbering City Creek Center. In addition, the entities that own Beverly Center, Dolphin Mall, and The Gardens on El Paseo are guarantors under our $250 million and $275 million unsecured term loans and $1.1 billion primary unsecured revolving line of credit. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more information on loan guarantees.

Centers Consolidated in TCO's Financial Statements/ TRG's % Ownership if less than 100%	Maximum Loan Amount (thousands)	Stated Interest Rate as of 12/31/19	12/31/19 Balance (thousands)	Available to Draw (thousands)	Amortization	Annual Debt Service (Principal and Interest) (thousands)	Maturity Date	Number of One-Year Extension Options	Interest Rates	Earliest Prepayment Date	Prepay via Defeasance or Yield Maintenance	Earliest Date Allowed to Prepay without Penalty
Cherry Creek Shopping Center (50%)		3.85%	$550,000			Interest only	6/1/2028		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	12/1/2027
City Creek Center		4.37%	75,359		Amortizing, 30 years	$5,090	8/1/2023		Fixed Rate	At any time	Greater of Yield Maintenance or 0.5% Principal Prepaid /Defeasance	5/1/2023
Great Lakes Crossing Outlets		3.60%	193,515		Amortizing, 30 years	12,277	1/6/2023		Fixed Rate	At any time	Defeasance	9/6/2022
The Mall at Green Hills		3.14%	150,000			Interest only	12/1/2020		LIBOR + 1.45%. LIBOR capped at 3.00% to maturity	At any time	NA	At any time
International Market Place (93.5%)		3.84%	250,000		(1)	Interest only (1)	8/9/2021	2	LIBOR + 2.15%. Rate decreases to LIBOR + 1.85% upon achieving certain performance measures	At any time	NA	At any time
The Mall at Short Hills		3.48%	1,000,000			Interest only	10/1/2027		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	4/1/2027
Twelve Oaks Mall		4.85%	292,311		Amortizing, 30 years	18,995	3/6/2028		Fixed Rate	6/15/2020	Defeasance	12/6/2027

Other Consolidated Secured Debt
TRG $65M Revolving Credit Facility	65,000	3.16%	—	55,268		Interest only	4/25/2020		LIBOR + 1.40%	At any time	NA
U.S. Headquarters		3.49%	12,000			Interest only	3/1/2024		LIBOR + 1.40%, swapped to maturity	At any time	NA

Centers Owned by Unconsolidated Joint Ventures/TRG's % Ownership
CityOn.Xian (50%) (2)	172,335 (3)	6.00%	155,562	16,773	Amortizing, 10 years (3)	14,366 (3)	3/14/2029		Fixed Rate	At any time	NA	At any time
Country Club Plaza (50%)		3.85%	316,169		Amortization began 5/1/2019, 30 years	18,002	4/1/2026		Fixed Rate	4/1/2021	Greater of Yield Maintenance or 1% Principal Prepaid	1/2/2026
Fair Oaks (50%)		5.32%	254,534		Amortizing, 30 years	17,360	5/10/2023		Fixed Rate	4/27/2022	Defeasance	2/10/2023
The Gardens Mall (48.5%)		4.08% (4)	195,000 (4)		Amortization begins 8/15/2020, 30 years	Interest only until 8/15/20	7/15/2025	(4)	Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	3/17/2025
International Plaza (50.1%)		4.85%	297,803		Amortizing, 30 years	20,580	12/1/2021		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	9/2/2021
International Plaza (50.1%)		3.58%	158,590		Amortizing, 30 years	8,710	12/1/2021		LIBOR + 1.75%, swapped to maturity	At any time	0.5% Principal Prepaid	At any time
The Mall at Millenia (50%)		4.00%	350,000			Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
The Mall at Millenia (50%)		3.75%	100,000			Interest only	10/15/2024		Fixed Rate	At any time	Greater of Modified Yield Maintenance or 1% Principal Prepaid	7/17/2024
Starfield Hanam (17.15%) (2)		3.12%	52,065			Interest only	11/8/2020		3-month LIBOR + 1.60%, swapped to 9/8/2020	9/8/2020	NA	9/8/2020
Starfield Hanam (17.15%) (2)		2.58%	269,899	(5)		Interest only	11/25/2020		KDB 5 Year Bond Yield + 1.06%	9/8/2020	0.5%-1.0% Principal Prepaid	9/8/2020
Sunvalley (50%)		4.44%	165,053		Amortizing, 30 years	11,471	9/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
Taubman Land Associates (50%)		3.84%	20,630		Amortizing, 30 years	1,349	11/1/2022		Fixed Rate	At any time	Defeasance	6/1/2022
The Mall at University Town Center (50%)		3.40%	280,000		Amortization begins 12/1/2022, 30 years	Interest only until 12/1/2022	11/1/2026		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	8/3/2026
Waterside Shops (50%)		3.86%	165,000		(6)	Interest only (6)	4/15/2026		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	1/15/2026
Westfarms (79%)		4.50%	275,577		Amortizing, 30 years	19,457	7/1/2022		Fixed Rate	At any time	Greater of Yield Maintenance or 1% Principal Prepaid	4/2/2022
(1) During the extension periods, if the options are exercised, principal payments are required based on a 30 year amortization and a rate of the greater of (a) one month LIBOR plus spread on the loan at the relevant maturity date, (b) 10 year treasury rate plus 1.75% or (c) 6%.
(2) In February 2019, we announced agreements to sell 50% of our ownership interests in Starfield Hanam, CityOn.Xi'an, and CityOn.Zhengzhou to funds managed by Blackstone. In September 2019 and December 2019, we completed the sale of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou, respectively, and now own 17.15% of Starfield Hanam and 24.5% of CityOn.Zhengzhou. The CityOn.Xi'an transaction is expected to close in the first quarter of 2020, subject to customary closing conditions. Upon closing, we will own 25% of CityOn.Xi'an.
(3) 1.2 billion Renminbi (RMB) ($172.3 million USD equivalent at December 31, 2019) non-recourse facility. The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years. Annual debt service noted above is for 2020.
(4) Beneficial interest in debt includes $11.8 million of purchase accounting premium from acquisition of The Gardens Mall which reduces the stated rate on the debt of 6.8% to an average effective rate of 4.2% on total beneficial interest in debt over the remaining term of the loan. The effective rate for the current quarter differs from the average over the remaining term of the loan due to differences in amortization methods. The lender has the option to declare the loan due and payable if the net income available for debt service as defined in the loan agreement is less than a certain amount for calendar years 2019 through 2022.
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

Item 3. LEGAL PROCEEDINGS.

As of December 31, 2019, there was no material outstanding litigation to which the Company or its subsidiaries is a party or of which any of their property is subject.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of Taubman Centers, Inc. is listed and traded on the New York Stock Exchange (Symbol: TCO). As of February 26, 2020, the 61,238,366 outstanding shares of common stock were held by 345 holders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions. The closing price per share of the common stock on the New York Stock Exchange on February 26, 2020 was $53.14. The restrictions on our ability to pay dividends and our expectations about future dividends on our common stock are set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends."

Shareholder Return Performance Graph

The following line graph sets forth the cumulative total returns on a $100 investment in each of our common stock, the MSCI US REIT Index, the FTSE NAREIT Equity Retail Index, the S&P 500 Index, and the S&P 400 MidCap Index for the period December 31, 2014 through December 31, 2019 (assuming in all cases, the reinvestment of dividends):

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Taubman Centers Inc.	$100.00	$103.54	$103.05	$95.07	$69.24	$50.57
MSCI US REIT Index	100.00	102.52	111.34	117.05	111.77	140.71
FTSE NAREIT Equity Retail Index	100.00	104.56	105.55	100.52	95.53	105.71
S&P 500 Index	100.00	101.38	113.48	138.25	132.18	173.79
S&P 400 MidCap Index	100.00	97.82	118.07	137.23	122.01	153.93

Note: The stock performance shown on the graph above is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data and should be read in conjunction with the financial statements and notes thereto and MD&A included in this report.

	Year Ended December 31
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts, per square foot amounts, and shares outstanding)
STATEMENT OF OPERATIONS DATA:
Rental revenues, recoveries, and other shopping center revenues (1)	$661,054	$640,870	$629,165	$612,557	$557,172
Net income (2)	330,374	115,742	112,757	188,151	192,557
Net income attributable to noncontrolling interests	(100,898)	(32,256)	(32,052)	(55,538)	(58,430)
Distributions to participating securities of TRG	(2,413)	(2,396)	(2,300)	(2,117)	(1,969)
Preferred dividends	(23,138)	(23,138)	(23,138)	(23,138)	(23,138)
Net income attributable to TCO common shareholders	203,925	57,952	55,267	107,358	109,020
Net income per common share – diluted (2)	3.32	0.95	0.91	1.77	1.76
Dividends declared per common share	2.70	2.62	2.50	2.38	2.26
Weighted average number of common shares outstanding – basic	61,181,983	60,994,444	60,675,129	60,363,416	61,389,113
Weighted average number of common shares outstanding – diluted	62,238,439	61,277,715	61,040,495	60,829,555	62,161,334
Number of common shares outstanding at end of period	61,228,579	61,069,108	60,832,918	60,430,613	60,233,561
Ownership percentage of TRG at end of period	70%	71%	71%	71%	71%

BALANCE SHEET DATA:
Real estate before accumulated depreciation	4,731,061	4,717,569	4,461,045	4,173,954	3,713,215
Total assets	4,515,465	4,344,106	4,214,592	4,010,912	3,546,510
Total debt, net	3,710,327	3,830,195	3,555,228	3,255,512	2,627,088

SUPPLEMENTAL INFORMATION:
Funds from Operations attributable to TCO's common shareholders (2)(3)	216,813	229,046	215,786	239,963	207,084
Mall tenant sales - all centers (4)	7,686,183	6,832,524	6,327,787	5,773,614	5,177,988
Sales per square foot (4)(5)	876	798	759	792	785
Number of shopping centers at end of period	24	23	24	23	19
Ending Mall GLA in thousands of square feet	12,402	11,879	12,066	11,722	8,804
Leased space - all centers (6)(7)	95.2%	96.2%	95.9%	95.6%	96.1%
Ending occupancy - all centers (6)	93.9%	94.6%	94.8%	93.9%	94.2%
Average base rent per square foot (6)(8):
Consolidated businesses	$70.69	$71.24	$69.25	$63.83	$61.37
Unconsolidated Joint Ventures	47.29	46.27	47.02	58.10	57.28
Combined	56.12	55.24	55.36	61.07	59.41

(1)
Upon adoption of ASC Topic 842 on January 1, 2019, the presentation of uncollectible tenant revenues has changed from Other Operating expense to Rental Revenues as a contra-revenue. Comparative periods presented were not adjusted to reflect the change in accounting.

(2)
In 2019, net income and FFO include $17.3 million of costs associated with shareholder activism. In addition, in 2019, net income includes a $10.1 million gain on the Saks settlement at The Mall of San Juan, $154.5 million of gains on partial dispositions of ownership interests in UJVs, net of tax, $164.6 million of gains on remeasurements of ownership interests in UJVs, and $90.2 million of impairment charges (at our beneficial share). In 2018, net income and FFO include $12.5 million of costs associated with shareholder activism. In 2017, net income and FFO include $13.8 million of restructuring charges, $14.5 million of costs associated with shareholder activism, and an $11.6 million gain recognized at the time of conversion of our remaining investment in Simon Operating Partnership units (Simon Operating Partnership Units) to common shares of Simon. In 2016, net income and FFO include a lump sum payment of $21.7 million we received in connection with the termination of our third party leasing agreement at The Shops at Crystals and an $11.1 million gain recognized at the time of conversion of a portion of our investment in Simon Operating Partnership Units to common shares of Simon. In 2015, net income and FFO include an impairment charge of $11.8 million related to the pre-development of The Mall at Miami Worldcenter.

(3)
Reconciliations of net income attributable to TCO common shareholders to FFO for 2019 and 2018 are provided in "MD&A - Non-GAAP Measures - Reconciliation of Non-GAAP Measures." For 2017, net income attributable to TCO common shareholders of $55.3 million, subtracting our beneficial share of gain on disposition, net of tax, of $2.1 million, adding back depreciation and amortization of $223.7 million, TCO's additional income tax benefit of ($0.3) million, noncontrolling interests of $25.3 million, and distributions to participating securities of $2.3 million arrives at TRG's FFO of $304.1 million, of which TCO's share was $215.8 million. For 2016, net income attributable to TCO common shareholders of $107.4 million, adding back depreciation and amortization of $182.8 million, TCO's additional income tax expense of $0.4 million, noncontrolling interests of $47.4 million, and distributions to participating securities of $2.1 million arrives at TRG's FFO of $340.2 million, of which TCO's share was $240.0 million. For 2015, net income attributable to TCO common shareholders of $109.0 million, subtracting our beneficial share of gain on disposition of $0.4 million, adding back depreciation and amortization of $134.0 million, TCO's additional income tax expense of $0.1 million, noncontrolling interests of $47.2 million, and distributions to participating securities of $2.0 million arrives at TRG's FFO of $291.9 million, of which TCO's share was $207.1 million.

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

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. The Consolidated Businesses consist of shopping centers and entities that are controlled through ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries and affiliates (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures or UJVs) are accounted for under the equity method.

References in this discussion to "beneficial interest" refer to our ownership or pro rata share of the item being discussed. Investors are cautioned that deriving our beneficial interest as our ownership interest in individual financial statement items may not accurately depict the legal and economic implications of holding a noncontrolling interest in an investee.

On February 9, 2020, we entered into an Agreement and Plan of Merger for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG. Simon, through its operating partnership, Simon Property Group, L.P. (the Simon Operating Partnership), will acquire all of TCO’s common stock (other than certain shares of excluded common stock) for $52.50 per share in cash and certain members of the Taubman Family (including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust) will retain certain of their TRG interests so that they remain a 20% partner in TRG and will sell their remaining ownership interest in TRG for $52.50 per share in cash.

For additional information regarding the merger, see our other filings made with the SEC, which are available at the SEC’s public reference facilities or on the SEC’s website at www.sec.gov, including our Current Report on Form 8-K filed with the SEC on February 11, 2020; in addition, see Part I - Item 1A - Risk Factors and Item 15 - Exhibits and Financial Statement Schedules - Notes to Consolidated Financial Statements - Note 22 - Subsequent Event.

The comparability of information used in measuring performance is affected by the acquisition of a 48.5% interest in The Gardens Mall in April 2019 (see "Results of Operations - The Gardens Mall Acquisition"), the redevelopment agreement for Taubman Prestige Outlets Chesterfield in May 2018 (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield"), the opening of CityOn.Zhengzhou in March 2017 (see "Results of Operations - Taubman Asia"), and the redevelopment of Beverly Center, which began in 2016. Additional "comparable center" statistics are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2018 have been restated to include comparable centers to 2019. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria, which occurred in 2017, given that the center's performance has been and is expected to continue to be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan").

Overall Summary of Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of revenue is from the leasing of space in our shopping centers. Generally these leases are long-term, with our average lease term of new leases at approximately six and seven years during 2019 and 2018, respectively, excluding temporary in-line tenants (TILs). Where appropriate, we are making decisions as we re-tenant space to use some shorter term leases in order to maintain occupancy, merchandising, and preserve cash flow. Therefore, general economic trends most directly impact our mall tenants’ sales and consequently their ability to perform under their existing lease agreements and expand into new locations, as well as our ability to find new tenants for our shopping centers and increase rent per square foot.

For the fourth quarter of 2019, comparable mall tenant sales per square foot increased 3.1% from the corresponding period in 2018. For the year ended 2019, comparable mall tenant sales per square foot were $876, a 9.8% increase from 2018.

Ending occupancy was 94.3% for comparable centers at December 31, 2019, down 0.6% from 2018.

The rents we are able to achieve are affected by economic trends and tenants’ expectations thereof, as described under "Rental Rates and Occupancy." The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, duration of lease, and average size of tenant space opening and closing in the period. Mall tenant sales, occupancy levels, and our resulting revenues are seasonal in nature (see "Seasonality").

Our analysis of our financial results begins under "Results of Operations" and we provide information about transactions that affected the periods presented or will affect operations in the future.

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida (see "Results of Operations - The Gardens Mall Acquisition").
In 2019 and 2018, all of our remaining Simon common shares were sold (see "Results of Operations - Simon Common Shares Investment").
In September 2017, Hurricane Maria adversely impacted The Mall of San Juan, for which we received substantial insurance proceeds to cover hurricane and flood damage, as well as business and service interruption (see "Results of Operations - Hurricane Maria and The Mall of San Juan").

In March 2017, our joint venture with The Macerich Company sold the Valencia Place office tower at Country Club Plaza (see "Results of Operations - Valencia Place Office Tower at Country Club Plaza").

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group. In 2019, we recognized an impairment charge for Taubman Prestige Outlets Chesterfield (see "Results of Operations - Impairment Charges").

Additionally in 2019, we recognized an impairment charge for Stamford Town Center, a 50% owned UJV property (see "Results of Operations - Impairment Charges").
We have incurred charges related to ongoing shareholder activism campaigns as well as restructuring charges in 2019, 2018, and 2017 (see "Results of Operations - Shareholder Activism" and "Results of Operations - Restructuring").

We also describe our growth activities in Asia including the opening of CityOn.Zhengzhou in March 2017 and our investment in a development project in Starfield Anseong. We also discuss our agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou and the completed sales of partial interests in Starfield Hanam and CityOn.Zhengzhou, along with a promote fee recognized related to Starfield Hanam (see "Results of Operations – Taubman Asia").

On January 1, 2019, we adopted Accounting Standards Codification (ASC) Topic 842, "Leases", which changed how we account for and present certain Rental Revenues and indirect leasing costs (see "Results of Operations – Adoption of ASC Topic 842 ("Leases")).

We have certain additional sources of income beyond our Rental Revenues and revenue from management, leasing, and development services. We disclose our share of these sources of income under "Results of Operations – Other Income" and "Results of Operations – Lease Cancellation Income." We also disclose detail of our nonoperating income and expenses under "Results of Operations – Nonoperating Income, Net."

We have completed multiple financings during the three-year period ended December 31, 2019 (see "Results of Operations – Debt Transactions").

We have experienced an increase in interest expense primarily due to our sizeable development and redevelopment pipelines in recent years, the associated borrowings and spending, and the mechanics of capitalized interest, as well as the recent increase in the average LIBOR rate (see "Results of Operations – Interest Expense").

With all the preceding information as background, we then provide insight and explanations for variances in our financial results for 2019 and 2018 under "Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018." For a comparison of our results of operations for the year ended December 31, 2018 to the year ended December 31, 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

We provide a discussion of results of center operations (see "Results of Operations - Comparable and Non-Comparable Center Operations").

Our discussion of sources and uses of capital resources under "Liquidity and Capital Resources" begins with an overview of our financial position as of December 31, 2019. After that, analysis of specific operating, investing, and financing activities is provided in more detail for the years ended December 31, 2019 and 2018. For a comparison of our Consolidated Statement of Cash Flows for the year ended December 31, 2018 to the year ended December 31, 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

We have an ongoing new development project in South Korea to build, lease, own, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea (see "Liquidity and Capital Resources - Capital Spending - New Development"). We have substantially completed our redevelopment projects at Beverly Center and The Mall at Green Hills (see "Liquidity and Capital Resources - Capital Spending - Redevelopments"). We also provide information on our capital spending in 2019 and 2018, as well as planned capital spending for 2020 (see "Liquidity and Capital Resources - Capital Spending").

Dividends and distributions are also significant uses of our capital resources. The factors considered when determining the amount of our dividends, including requirements arising because of our status as a REIT, are described under "Liquidity and Capital Resources – Dividends."

We then discuss our application of critical accounting policies and consideration of new accounting pronouncements and LIBOR transition.

Finally, we describe the reasons for our use of non-GAAP measures, Net Operating Income (NOI) and Funds from Operations (FFO), and provide reconciliations from net income and net income allocable to common shareholders to such measures in "Non-GAAP Measures" following "Liquidity and Capital Resources."

Mall Tenant Sales and Center Revenues

The U.S. shopping center industry has been challenged in recent years and is currently facing turbulence as it continues to evolve rapidly. Across the industry, department store sales have weakened and their ability to drive traffic has substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores. Bankruptcy filings by our mall tenants have recently been elevated, and included Forever 21, one of our largest mall tenants as of December 31, 2019. For the year ended December 31, 2019, the combined operations of Forever 21 accounted for 3.6% of Mall GLA and 2.1% of Rental Revenues.

There has been some stabilization of the retail landscape recently; however, the retail headwinds still have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unexpected terminations. Over time, we have seen the emergence of a new tenant pool offering additional entertainment and coworking alternatives within the mall, as well as investment in brick-and-mortar locations by digitally native tenants. Where appropriate, we are making decisions as we re-tenant space to use some shorter term leases in order to maintain occupancy, merchandising, and preserve cash flow; this activity can have a material impact on our releasing spread for an applicable period.

In this context, we have been repositioning our company for a number of years. Our most recent new developments, including those in Asia, have provided growth and are contributing positively to our portfolio. Over time, we believe high-quality mall portfolios such as ours will continue to gain market share of tenant sales and rents and maintain a selection of high-quality tenants in our shopping centers.

Tenant Sales and Occupancy Costs

Our comparable mall tenants reported a 3.1% increase in mall tenant sales per square foot in the fourth quarter of 2019 compared to the corresponding period in 2018. For the year ended 2019, our comparable mall tenant sales per square foot increased 9.8% over 2018 to $876 per square foot. Although our mall tenant sales continue to be strong, the strong sales performance is not widespread amongst our tenant base and has been materially impacted by the sales performance of certain individual tenants.

Over the long term, the level of mall tenant sales remains the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent and overage rent (together, mall tenant occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant.

We believe that because most mall tenants sell goods at profitable margins and have certain fixed operating expenses, the occupancy costs that they can afford to pay and still be profitable are higher as sales per square foot increases.

Mall tenant sales directly impact the amount of overage rents certain tenants and certain anchors pay. The effects of increases or declines in mall tenant sales on our operations are moderated by the relatively minor share of total rents that overage rents represent. Overage rent is very difficult to predict as it is highly dependent upon the sales performance of specific mall tenants in specific centers, and is typically paid by a small number of our tenants in any given period. Over the last five years, overage rent of our consolidated and unconsolidated properties has ranged from $31.0 million to $48.4 million.

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

Mall tenant occupancy costs (Rental Revenues and Overage Rents excluding lease cancellation income and uncollectible tenant revenues) as a percentage of sales in our Consolidated Businesses and UJVs are as follows:

	2019 (1)	2018 (1)	2017 (1)
Mall tenant sales - all centers (in thousands)	$7,686,183	$6,832,524	$6,327,787
Mall tenant sales - comparable (in thousands)	7,024,373	6,449,236
Sales per square foot (2)	876	798	759

Consolidated Businesses (3)	13.3%	14.3%	15.2%
UJVs (3)	12.1%	12.9%	13.7%
Combined (3)	12.7%	13.6%	14.4%

(1)	Based on reports of sales furnished by mall tenants.

(2)	Sales per square foot excludes non-comparable centers and spaces greater than or equal to 10,000 square feet for all periods presented. Comparable center statistics for 2017 exclude CityOn.Zhengzhou.

(3)	Occupancy costs as a percentage of sales statistics are based on mall tenants sales of all centers reported during that period.

Rental Rates and Occupancy

Average and Base Rent Per Square Foot

As leases have expired in our centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline, as occurred in 2019, or we may execute shorter lease terms, as tenants' expectations of future growth become less optimistic. Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements (excluding lease cancellation income, expense recoveries, and uncollectible tenant revenues), which reflect any lease modifications, including those for rental concessions. Rental information for comparable centers in our Consolidated Businesses and Unconsolidated Joint Ventures follows:

	2019 (1) (2)	2018 (1) (2)	2017 (1) (2)
Average rent per square foot:
Consolidated Businesses	$70.69	$71.24	$69.25
Unconsolidated Joint Ventures	47.29	46.27	47.02
Combined	56.12	55.24	55.36
Opening base rent per square foot:
Consolidated Businesses	$55.47	$70.56	$72.96
Unconsolidated Joint Ventures	46.90	42.03	44.13
Combined	50.97	56.11	60.37
Square feet of GLA opened:
Consolidated Businesses	606,630	572,367	549,423
Unconsolidated Joint Ventures	671,657	587,370	426,413
Combined	1,278,287	1,159,737	975,836
Closing base rent per square foot:
Consolidated Businesses	$55.97	$67.60	$64.26
Unconsolidated Joint Ventures	47.74	42.95	44.32
Combined	51.56	54.00	54.77
Square feet of GLA closed:
Consolidated Businesses	561,386	507,610	511,010
Unconsolidated Joint Ventures	647,783	624,708	464,293
Combined	1,209,169	1,132,318	975,303
Releasing spread per square foot:
Consolidated Businesses	$(0.50)	$2.96	$8.70
Unconsolidated Joint Ventures	(0.84)	(0.92)	(0.19)
Combined	(0.59)	2.11	5.60
Releasing spread per square foot growth:
Consolidated Businesses	(0.9)%	4.4%	13.5%
Unconsolidated Joint Ventures	(1.8)%	(2.1)%	(0.4)%
Combined	(1.1)%	3.9%	10.2%

(1)	Statistics exclude non-comparable centers. Comparable center statistics for 2017 exclude CityOn.Zhengzhou.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.

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

Occupancy and Leased Space

Mall tenant ending occupancy and leased space statistics are as follows:

	2019 (1)	2018 (1)	2017 (1)
Ending occupancy - all centers	93.9%	94.6%	94.8%
Ending occupancy - comparable centers	94.3	94.9
Leased space - all centers	95.2	96.2	95.9
Leased space - comparable centers	95.7	96.4

(1) Occupancy and leased space statistics include TILs and anchor spaces at value and outlet centers (Dolphin Mall, Great Lakes Crossing Outlets, and Taubman Prestige Outlets Chesterfield).

Tenant bankruptcy filings as a percentage of the total number of tenant leases were 2.7% in 2019, compared to 1.6% in 2018, and 3.1% in 2017. In 2019, bankruptcy filings included Forever 21, one of our largest mall tenants during the year ended December 31, 2019. However, many bankruptcies do not ultimately impact our occupancy because historically less than half of our tenants who file for bankruptcy actually close.

See "Seasonality" for further information on occupancy and leased space statistics.

Seasonality

The U.S. shopping center industry is seasonal in nature, with mall tenant sales highest in the fourth quarter due to the Christmas season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school period. Sales fluctuations between quarters can also be materially impacted by product releases of certain individual tenants. While minimum rents and recoveries are generally not subject to seasonal factors, most leases are scheduled to expire in the first quarter, and the majority of new stores open in the second half of the year in anticipation of the Christmas selling season. Additionally, most overage rents are recorded in the fourth quarter. Accordingly, revenues and occupancy levels are generally highest in the fourth quarter. Further, gains on sales of peripheral land and settlements, insurance recoveries, and lease cancellation income may vary significantly from quarter to quarter.

	2019
	Total	4th quarter	3rd quarter	2nd quarter	1st quarter
	(in thousands, except occupancy and leased space data)
Mall tenant sales: (1)
Comparable	$7,024,373	$2,113,319	$1,598,148	$1,582,748	$1,730,158
All Centers	7,686,183	2,348,869	1,763,653	1,753,966	1,819,695
Revenues and nonoperating income, net-
Consolidated Businesses	$688,503	$177,717	$173,614	$168,231	$168,941
Ending occupancy:
Comparable	94.3%	94.3%	93.4%	92.2%	93.5%
All Centers	93.9	93.9	92.9	92.0	93.2
Leased Space:
Comparable	95.7%	95.7%	95.9%	95.1%	95.9%
All centers	95.2	95.2	95.4	94.7	95.5

(1)	Based on reports of sales furnished by mall tenants.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions that affected operations in 2019, 2018, and 2017, or are expected to affect operations in the future.

The Gardens Mall Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida in exchange for 1.5 million newly issued units of limited partnership in TRG (TRG Units). We also assumed our $94.6 million share of the existing debt at the center, which bears interest at 6.8% and matures in July 2025. The debt assumed has been adjusted for our beneficial share of $27.6 million of purchase accounting adjustments, which has the effect of reducing the stated rate on the debt of 6.8% to an average effective rate of 4.2% over the remaining term of the loan. The Forbes Company, our partner in The Mall at Millenia and Waterside Shops, also owns a 48.5% interest and manages and leases the center. Our ownership interest in the center is accounted for as a UJV under the equity method.

Simon Common Shares Investment

During 2018, we sold 300,000 Simon common shares at an average price of $182.37 per share. In January 2019, we sold our remaining investment in 290,124 Simon common shares at an average price of $179.52 per share. Proceeds from the sales were used to pay down our revolving lines of credit.

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have received substantial insurance proceeds to cover hurricane and flood damage, as well as business and service interruption. In June 2019, we reached a final settlement with our insurer and received final payment related to our claims.

During the year ended December 31, 2017, we recognized an estimated expense of $7.8 million relating to property damage, included within depreciation expense. The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the years ended 2019, 2018, and 2017:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Year Ended December 31
		2019		2018	2017
		(in thousands)
Business interruption insurance recoveries	Nonoperating Income, Net	$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income, Net	185		$1,234	$1,101
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)	4,866	902
Gain on insurance recoveries	Nonoperating Income, Net	1,418

(1) Represents amounts recognized in prior periods that were credited back to tenants in the current period upon receipt of business interruption claim proceeds.
(2) Represents reduction of depreciation expense recorded in June 2019 for proceeds received in the final settlement of our insurance claims, which offset the original deductible expensed in 2017.

In August 2019, we settled previously ongoing litigation in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503) related to the Saks Fifth Avenue store at The Mall of San Juan. As a result of the settlement, Saks Fifth Avenue agreed to pay us $26 million for partial reimbursement of the previously paid anchor allowance in exchange for the termination of their obligations under their agreements. $20 million was received in August 2019, $3 million was received in January 2020, and the remaining $3 million will be received on or before January 2021. The allowance reimbursement and value of the former Saks Fifth Avenue building and improvements, which we now control, exceeded the write-off of the book value of the anchor allowance and legal costs incurred in 2019, resulting in the recognition of a $10.1 million net gain, which has been included within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019.

Valencia Place Office Tower at Country Club Plaza

In March 2017, our joint venture with The Macerich Company sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG’s beneficial share). The joint venture recognized a gain on the sale of the Valencia Place office tower, of which TRG's beneficial share, net of tax, was $2.1 million.

Impairment Charges

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease and we receive ground lease payments and a share of the property’s revenues above a specified level. TSG is planning a significant redevelopment of the property, which will transform it into a unique entertainment, shopping and dining destination. We have no future capital obligation related to the redevelopment of the property. Taubman Prestige Outlet Chesterfield's historic contribution to our results of operations has been immaterial.

We have the right to terminate the ground lease in the event that the redevelopment has not begun within five years, with the buildings and improvements reverting to us upon termination. We have deferred recognition of a sale until our termination right is no longer available, with the right ceasing upon TSG commencing construction of a redevelopment. TSG has made significant progress on its redevelopment plans and the commencement of construction is probable within the year, leading to an expected sale of the property in 2020. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero.

Stamford Town Center

In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million within Equity in Income of UJVs on the Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represents the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its fair value. Our fair value conclusion was based on offers received from potential buyers of the shopping center.

Shareholder Activism

During the years ended December 31, 2019, 2018, and 2017, we incurred $17.3 million, $12.5 million, and $14.5 million, respectively, of expense associated with activities related to shareholder activism, largely legal and advisory services. Expenses for the year ended December 31, 2019 include $5.0 million pursuant to an agreement with Land & Buildings Investment Management, LLC (Land & Buildings) for a reimbursement of a portion of the billed fees and expenses incurred by Land & Buildings and its affiliated funds in connection with Land & Buildings' activist involvement with TCO and the service on our Board of Directors of its founder and Chief Investment Officer, Jonathan Litt. The reimbursement represented a related party transaction. We received written certification from Land and Buildings that the actual billed fees and expenses as of the payment date exceeded $5.0 million.

Also included in the activism costs was a retention program for certain employees. Given the uncertainties associated with shareholder activism and to ensure the retention of our top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and our Board of Directors believe these benefits were instrumental in ensuring the continued success of TCO during the retention period.

Restructuring Charges

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. retail industry. During the years ended December 31, 2019, 2018, and 2017, we incurred restructuring charges of $3.5 million, $0.6 million, and $13.8 million, respectively.

Taubman Asia

Through a joint venture with Wangfujing Group Co., Ltd (Wangfujing), one of China's largest department store chains, we own an interest in a shopping center, CityOn.Zhengzhou, in Zhengzhou, China, which opened in March 2017. Upon opening, and through December 2019, we had a 49% interest in CityOn.Zhengzhou. Following the sale of 50% of our interest on December 31, 2019 (see "Partial Disposition of Ownership Interests (Blackstone Transactions)" below), we now have a 24.5% interest in the center.

We also have invested in a development project, Starfield Anseong, in South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, who is also our joint venture partner in Starfield Hanam. (See "Liquidity and Capital Resources - Capital Spending - New Development").

Partial Disposition of Ownership Interests (Blackstone Transactions)

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). The interests to be sold were valued at $480 million as of the sale agreement date, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third party debt. The agreements allowed for additional consideration of up to $50 million based on the 2019 performance of the three assets, however, based on actual performance for 2019, we will not receive any contingent consideration.

In September 2019, we completed the sale of 50% of our interest in Starfield Hanam. Net proceeds from the sale were $235.7 million following the allocation to Blackstone of its share of third party debt and transaction costs. Net proceeds were used to pay down our revolving lines of credit. An initial gain of $138.7 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon the completion of the sale, we remeasured our remaining 17.15% interest in the shopping center to fair value, resulting in the recognition of an initial $145.0 million gain on remeasurement. In December 2019, a true-up of the gains was recorded resulting in an additional $1.8 million gain on disposition and an additional $1.8 million gain on remeasurement. Cash proceeds of $1.8 million were received in February 2020 as a result of this true-up.

In December 2019, we completed the sale of 50% of our interest in CityOn.Zhengzhou. Net proceeds from the sale were $47.5 million following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. Net proceeds were used to pay down our revolving lines of credit. A gain of $14.3 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon the completion of the sale, we remeasured our remaining 24.5% interest in the shopping center to fair value, resulting in the recognition of a $17.8 million gain on remeasurement.

Following the CityOn.Xi'an transaction, which is subject to customary closing conditions and is expected to close in the first quarter of 2020, we will retain a 25% ownership interest in CityOn.Xi'an. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee recorded within Other revenue on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Promote Fee Related to Starfield Hanam

In addition to the disposition of 50% of our ownership interest in Starfield Hanam, in September 2019, Blackstone also purchased the 14.7% interest in Starfield Hanam that was previously owned by our institutional joint venture partner. Our previous partnership agreement provided for a promote fee due to Taubman Asia upon the institutional partner's exit from the partnership based on performance measures under the prior agreement, which resulted in the recognition of a $4.8 million promote fee less $0.9 million of income tax expense during the year ended December 31, 2019, which have been recorded within Equity in Income of UJVs and Income Tax Expense, respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Adoption of ASC Topic 842 ("Leases")

Upon adoption of ASC Topic 842, "Leases", on January 1, 2019, minimum rents and expense recoveries are now presented within a single revenue line item, Rental Revenues; the presentation of lease cancellation income has changed from Other revenue to Rental Revenues; the presentation of uncollectible tenant revenues has changed from Other Operating expense to Rental Revenues as a contra-revenue; and Other Operating expense includes certain indirect leasing costs, which were capitalizable under the previous lease accounting standard. Comparative periods presented were not adjusted to reflect the change in accounting, which results in variances between the years ended December 31, 2019 and 2018, as further described in the sections below (see "Other Income", "Lease Cancellation Income", and "Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018" below).

Other Income
We have certain additional sources of income beyond our rental revenues and revenues from management, leasing, and development services, as summarized in the following table. Shopping center and other operational revenues include parking, sponsorship, and miscellaneous income.

In 2015, we formed a joint venture with the Michael Mina restaurant group to own and operate four restaurants at International Market Place and Beverly Center. In December 2019, the two restaurants at Beverly Center closed, while the two restaurants at International Market Place remain open. Revenues from the food and beverage operations are included within Shopping center and other operational revenues in the table below.

The following table provides a summary of the significant components of our consolidated other income:

	2019	2018	2017
	(TRG’s share in millions)
Other income:
Shopping center and other operational revenues	$41.1	$35.7	$30.5
Lease cancellation income (1)		13.5	9.1
	$41.1	$49.2	$39.5

(1)
Upon adoption of ASC Topic 842, "Leases", on January 1, 2019, the presentation of lease cancellation income was changed from Other revenue to Rental Revenues (see "Lease Cancellation Income" section below).

(2)	Amounts in this table may not add due to rounding.

Lease Cancellation Income

Lease cancellation income is primarily dependent on the overall economy and performance of particular retailers in specific locations and can vary significantly from year-to-year. In 2019, our share of lease cancellation income of our consolidated and unconsolidated properties was $9.3 million, a decrease of $7.3 million from 2018. Our share of lease cancellation income of our consolidated and unconsolidated properties over the last five years ranged from 2016's $4.6 million to 2018's $16.6 million.

Nonoperating Income, Net

The following table provides a summary of the significant components of our consolidated nonoperating income, net:

	2019	2018	2017
	(TRG’s share in millions)
Nonoperating income, net:
Fluctuation in fair value of equity securities (1)	$3.5	$2.8
Gains on Simon common share conversions (2)			$11.6
Gains on sales of peripheral land		1.0	0.9
Dividend income		4.1	4.2
Interest income	3.8	5.4	5.8
Business interruption insurance recoveries - The Mall of San Juan (3)	8.1
Gain on insurance recoveries - The Mall of San Juan (3)	1.3
Expense reimbursement insurance recoveries - The Mall of San Juan (3)	0.2	1.2	1.0
Gain on Saks settlement - The Mall of San Juan (3)	9.6
Disposition costs related to Blackstone Transactions (4)	(0.5)
Other nonoperating income	0.1	—	0.1
	$26.2	$14.5	$23.7

(1)
In connection with the adoption of Accounting Standards Update (ASU) No. 2016-01 on January 1, 2018, we now measure our investments in equity securities at fair value with changes in value recorded through nonoperating income, net.

(2)
Represents the gain recognized upon the conversion in 2017 of our investment in Simon Operating Partnership units to Simon common shares. See "Results of Operations - Simon Common Shares Investment" for further discussion of our investment.

(3)
Represents amounts at our legal ownership share of 95% related to our insurance claims and settlement with Saks Fifth Avenue for The Mall of San Juan. See "Results of Operations - Hurricane Maria and The Mall of San Juan" for further discussion or our insurance claims and settlement.

(4)
Represents disposition costs incurred related to the Blackstone Transactions that were recognized in the second quarter of 2019 prior to the closing of the transactions. Disposition costs incurred subsequent to the closing of the transactions were recognized as a reduction to Gains on Partial Dispositions of Ownership Interests in UJVs, Net of Tax on our Consolidated Statement of Operations and Comprehensive Income (Loss).

(5)	Amounts in this table may not add due to rounding.

Debt Transactions

A series of debt financings were completed in the three-year period ended December 31, 2019 as follows:

	Date	Initial Loan Balance/Facility Amount	Stated Interest Rate	Maturity Date (1)
		(in millions)
TRG $275 million unsecured term loan (2)	October 2019	$275 (2) (3)	(4)	February 2025
TRG primary unsecured revolving credit facility (5)	October 2019	1,100 (3)	(6)	February 2024 (5)
TRG secondary revolving credit facility	April 2019	65	LIBOR + 1.40%	April 2020
CityOn.Xi'an	March 2019	(7)	6.0%	March 2029
International Market Place	August 2018	250	LIBOR + 2.15% (8)	August 2021 (8)
TRG secondary revolving credit facility	April 2018	65	LIBOR + 1.40%	April 2019
Fair Oaks Mall	April 2018	260	5.32%	May 2023
TRG $250 million unsecured term loan	March 2018	250 (9)	(10)	March 2023
Twelve Oaks Mall	February 2018	300	4.85%	March 2028
TRG secondary revolving credit facility	April 2017	65	LIBOR + 1.40%	April 2018
TRG $300 million unsecured term loan (2)	February 2017	300 (2)	(4)	February 2022 (2)
TRG primary unsecured revolving credit facility	February 2017	1,100	(6)	February 2021

(1)	Excludes any options to extend the maturities (see the notes to our consolidated financial statements regarding extension options).

(2)
In October 2019, we amended and restated our previous $300 million unsecured term loan, which reduced the loan amount from $300 million to $275 million and extended the maturity date to February 2025. Payments for the reduction in the unsecured term loan were funded by our primary unsecured revolving line of credit.

(3)
These facilities include an accordion feature which would increase the maximum aggregate total commitment to as much as $2.0 billion between the two facilities, if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2019, we could not fully utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

(4)
The loan bears interest at a range of LIBOR plus 1.15% to 1.80% based on our total leverage ratio, which is reduced from the previous rate of LIBOR plus 1.25% to 1.90%. The LIBOR rate is swapped to a fixed rate of 2.14% through February 2022, which under the amended agreement results in an effective interest rate in the range of 3.29% to 3.94%.

(5)	In October 2019, we amended and restated our $1.1 billion primary unsecured line of credit, which extended the maturity date to February 2024 with two six month extension options.

(6)
The loan bears interest at a range of LIBOR plus 1.05% to 1.60% based on our total leverage ratio, which is reduced from the previous rate of LIBOR plus 1.15% to 1.70%. As of December 31, 2019, the LIBOR rate was swapped to 2.14% through February 2022 on $25 million of the $1.1 billion unsecured facility.

(7)
The loan has a maximum borrowing amount of $1.2 billion Renminbi (RMB) ($172.3 million U.S. dollars using the December 31, 2019 exchange rate). The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years.

(8)	The interest rate may be reduced to LIBOR plus 1.85% upon the achievement of certain performance measures. Two, one year extension options are available.

(9)
The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

(10)
The loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. The LIBOR rate is swapped to a fixed rate of 3.02% through maturity, which results in an effective interest rate in the range of 4.27% to 4.92%.

In October 2019, we exercised the final remaining one year extension option on our $150 million loan for The Mall at Green Hills to extend the maturity date to December 2020. The loan bears interest at LIBOR plus 1.45%, which is reduced from the previous rate of LIBOR plus 1.60%. Previously, in November 2018, we exercised the first extension option to extend The Mall at Green Hills maturity date to December 2019.

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

Interest Expense

For several years our interest expense has been impacted in large part by our sizeable development and redevelopment pipelines, the associated borrowings and spending, and the mechanics of capitalized interest. In addition, although the LIBOR rate decreased throughout 2019, it still remains higher on average than it was throughout 2018, which impacts our beneficial interest in debt that floats month to month (about 21% and 19% of our beneficial interest in debt as of December 31, 2019 and December 31, 2018, respectively) and has a greater impact due to the spending for our development and redevelopment projects previously noted. In addition, effective from March 2019 through maturity, the LIBOR rate is fixed to 3.02% on our $250 million unsecured term loan, which results in an effective interest rate in the range of 4.27% to 4.92%. This loan was previously swapped through February 2019 to an effective interest rate of 2.89% to 3.54%. Also, as of December 31, 2019, the LIBOR rate on $225 million of our $1.1 billion unsecured facility floated at the current LIBOR rate as the previously existing 1.65% swap matured in February 2019.

Our interest expense has been materially impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We have experienced an increase in interest expense primarily due to the opening of four ground-up development and redevelopment projects, as well as increased capital costs at our stabilized centers (see "Liquidity and Capital Resources - Capital Spending"). We capitalize interest on our consolidated project costs and our equity contributions to UJVs under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. As these projects were completed, interest capitalization generally ended and we began recognizing interest expense.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The following is a comparison of our results for the years ended December 31, 2019 and 2018, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the year ended December 31, 2019 were $661.1 million, a $20.2 million or 3.1% increase from 2018. The following impacted total revenues:

•	increases in occupancy and food and beverage revenues of our restaurant joint venture;

•	improved performance at Beverly Center as disruption related to the redevelopment abated;

•	increases in recoverable property taxes and common area maintenance;

•	increases in overage rents due to increases in sales;

•	increases in management, leasing, and development services revenue related to our third party service agreements in Asia;

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

Total expenses for the year ended December 31, 2019 were $720.1 million, a $110.6 million or 18.1% increase from 2018. The following impacted total expenses:

•	the increase in maintenance, taxes, utilities, and promotion expense was primarily attributable to increases in property tax and common area maintenance expenses;

•
the decrease in other operating expense was primarily due to bad debt expense now recorded as contra-revenue within Rental Revenues in 2019 upon adoption of ASC Topic 842, "Leases", as well as reduced expenses in Asia. This decrease was partially offset by additional indirect leasing costs in 2019 upon adoption of ASC Topic 842, "Leases", which were capitalizable under the previous lease accounting standard in 2018, as well as increased food and beverage expenses of our restaurant joint venture;

•	the increase in management, leasing, and development expenses related to our third party service agreements in Asia;

•
the increase in general and administrative expense was primarily attributable to increased legal expenses in 2019, including expenses related to Simon's pending acquisition of TCO, as well as costs related to the Taubman Asia President transition;

•	the impairment charge recognized in 2019 related to the redevelopment agreement for Taubman Prestige Outlets Chesterfield;

•	an increase in restructuring charges in 2019 in both the U.S. and Asia;

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

•
the increase in interest expense was attributable to an increase in rates and reduced capitalization of interest on developments and redevelopments, partially offset by reduced borrowings due to proceeds received from the Blackstone Transactions;

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

Nonoperating income, net increased primarily due to the gain recognized on the Saks settlement at The Mall of San Juan, as well as the receipt of business interruption proceeds and a gain on insurance proceeds for The Mall of San Juan. These increases were partially offset by reduced dividend income from our Simon common shares investment as the shares were sold in late 2018 and early 2019, a gain from the sale of peripheral land in 2018, and reduced interest income.

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

Equity in Income of the UJVs for the year ended December 31, 2019 decreased by $20.2 million to $49.2 million from 2018. The decrease was primarily attributable to the impairment charge recognized for Stamford Town Center in 2019 and the sale of 50% of our interest in Starfield Hanam during 2019, partially offset by promote fee income related to Starfield Hanam recognized in 2019.

In 2019, gains, net of tax, totaling $154.5 million were recognized as a result of the dispositions of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou. In addition, upon the completion of the sales, we remeasured our remaining interests in the shopping centers to fair value, resulting in the recognition of gains on remeasurement totaling $164.6 million.

Net Income

Net income was $330.4 million for the year ended December 31, 2019 compared to $115.7 million for the year ended December 31, 2018. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to TCO common shareholders for the year ended December 31, 2019 was $203.9 million compared to $58.0 million in 2018. Diluted earnings per common share was $3.32 for the year ended December 31, 2019 compared to $0.95 for the year ended December 31, 2018.

FFO and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $309.0 million for the year ended December 31, 2019 compared to $322.5 million for the year ended December 31, 2018. FFO per diluted common share was $3.50 for the year ended December 31, 2019 and $3.71 per diluted common share for the year ended December 31, 2018. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2019, which excluded restructuring charges, costs incurred related to the Blackstone Transactions, a promote fee, net of tax, related to Starfield Hanam, costs related to the Taubman Asia President transition, costs incurred associated with shareholder activism, the fluctuation in the fair value of equity securities, and the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit and $275 million unsecured term loan, was $327.1 million. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the year ended December 31, 2018, which excluded restructuring charges, costs associated with shareholder activism, the fluctuation in the fair value of equity securities, and a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan, was $333.2 million. Adjusted FFO per diluted common share was $3.71 for the year ended December 31, 2019 and $3.83 for the year ended December 31, 2018. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

In 2019, the consolidated non-comparable centers contributed total operating revenues of $93.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $45.7 million. In 2018, the consolidated non-comparable centers contributed total operating revenues of $89.9 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $47.4 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income to NOI, including variations of NOI. NOI growth for the year ended December 31, 2019 over the comparable period in 2018 was as follows:

Year Ended December 31, 2019
Comparable Center NOI Growth
Excluding lease cancellation income - at beneficial interest	1.4%
Excluding lease cancellation income - at 100%	0.2%
Excluding lease cancellation income using constant currency exchange rates - at 100%	0.9%
Including lease cancellation income - at 100%	(0.8)%

Total Portfolio NOI Growth
Excluding lease cancellation income - at beneficial interest	3.9%

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

For a comparison of our results of operations for the year ended December 31, 2018 to the year ended December 31, 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Liquidity and Capital Resources

General

Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions of centers or a portion of our interests therein), augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization. Excess proceeds from refinancings, if any, typically are used to reinvest in our business. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may sell interests in shopping centers or, in limited circumstances, access the equity markets, to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have five unencumbered shopping center properties. As of December 31, 2019, the entities that own Beverly Center, Dolphin Mall, and The Gardens on El Paseo were guarantors under our primary unsecured revolving credit facility, $250 million unsecured term loan, and $275 million unsecured term loan, and are unencumbered assets under such facility and term loans. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, The Mall of San Juan and Stamford Town Center, a 50% owned UJV property, are unencumbered.

Cash and Revolving Lines of Credit

As of December 31, 2019, we had a consolidated cash balance of $102.8 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of December 31, 2019, after considering the outstanding balances, the outstanding letters of credit, and the current values of the unencumbered asset pool, was $422.8 million. Fourteen banks participate in our $1.1 billion revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility matures in February 2024 with two six month extension options available, and bears interest at a range based on our total leverage ratio. As of December 31, 2019, the total leverage ratio resulted in a rate of LIBOR plus 1.38% with a 0.225% facility fee. As of December 31, 2019, the LIBOR rate was swapped to 2.14% through February 2022 on $25 million of the $1.1 billion unsecured facility. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $275 million unsecured term loan would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we used other financing arrangements for our shopping centers in China. As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain funding commitments in local currency. A portion of these loans were assumed by Blackstone upon the sale of 50% of our interest in CityOn.Zhengzhou, and a new partner bridge loan was entered into in 2019 for which the proceeds were used to pay off our previous third party construction loan for CityOn.Zhengzhou. We expect to pay off this bridge loan with a new third party loan for CityOn.Zhengzhou in 2020. As of December 31, 2019, our share of such loans was approximately $40 million for CityOn.Zhengzhou. These loans have fixed interest rates that range from 3.5% to 6.0%.

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

In addition to the refinancings, net cash proceeds from the Blackstone sale are expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third party debt, which in total will result in approximately $455 million of increased liquidity. The agreements allowed for additional consideration of up to $50 million based on the 2019 performance of the three assets, however, based on actual performance for 2019, we will not receive any contingent consideration. In September 2019 and December 2019, we completed the sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou, respectively. Net proceeds from the sales were $237.5 million and $47.5 million, respectively, following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs, which were used to pay down our revolving lines of credit. The net proceeds received from the pending additional sale of 50% of our interest in CityOn.Xi'an are also expected to be used to pay down our revolving lines of credit.

In March 2019, we completed a new non-recourse mortgage financing for CityOn.Xi'an. The joint venture's new loan has a maximum borrowing amount of $1.2 billion Renminbi (RMB) ($172.3 million U.S. dollars using the December 31, 2019 exchange rate). The 10 year loan bears interest at an all-in fixed rate of 6.0%. The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years. As of December 31, 2019, the loan had an outstanding balance of $155.6 million U.S. dollars, with approximately $16.7 million U.S. dollars available for future borrowings using the December 31, 2019 exchange rate. Proceeds from the loan were used to unwind the existing other financing arrangements of the joint venture, and will ultimately result in the repatriation of approximately $95 million of the $140 million liquidity projected from the refinancing of the China assets. As of December 31, 2019, $72.5 million of cash collateral has been repatriated to us and was used to pay down our revolving lines of credit. The balance of the cash collateral has been released and is included within Cash and Cash Equivalents on our Consolidated Balance Sheet.

Term Loans

We have a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of December 31, 2019, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 3.02% through maturity, which results in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $275 million unsecured term loan that matures in February 2025. The unsecured term loan bears interest at a range of LIBOR plus 1.15% to 1.80% based on our total leverage ratio. As of December 31, 2019, the total leverage ratio resulted in an interest rate of LIBOR plus 1.55%. The LIBOR rate is swapped to a fixed rate of 2.14% through February 2022, which results in an effective interest rate in the range of 3.29% to 3.94%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2019, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Upcoming Maturities

The construction facilities for Starfield Hanam mature in November 2020. We are currently evaluating our options related to refinancing these facilities.

The loan for The Mall at Green Hills matures in December 2020. We are currently evaluating our options related to refinancing this loan.

Summaries of 2019 Capital, Debt, and Equity Activities and Transactions

See "Results of Operations - Debt Transactions" for a summary of debt financings in 2019 and 2018. Also see our Consolidated Statement of Cash Flows for additional capital, debt, and equity transactions.

Operating Activities

Our net cash provided by operating activities was $253.8 million in 2019, compared to $293.8 million in 2018. See "Results of Operations" for descriptions of 2019 and 2018 transactions affecting operating cash flow.

Investing Activities

Net cash provided by investing activities was $97.3 million in 2019 compared to $325.5 million used in investing activities in 2018. Additions to properties in 2019 and 2018 related primarily to the costs of new centers under development as well as capital and tenant improvements at existing centers. A tabular presentation of 2019 and 2018 capital spending is shown in "Capital Spending." In 2019, we received $20 million for the initial payment of a litigation settlement related to the Saks Fifth Avenue store at The Mall of San Juan, which was a partial reimbursement of the previously paid anchor allowance in exchange for the termination of its obligations under its agreements. Net cash proceeds from the dispositions of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou were $285.3 million in 2019 (see "Results of Operations - Taubman Asia - Partial Disposition of Ownership Interests (Blackstone Transactions)"). Net cash proceeds from the sale of peripheral land was $1.3 million in 2018. Proceeds from the sale of equity securities were $52.1 million and $54.7 million in 2019 and 2018, respectively, related to the sale of our remaining 290,124 Simon common shares in 2019 and the sale of 300,000 Simon common shares in 2018. In 2019 and 2018, we received insurance proceeds of $0.9 million and $5.8 million, respectively, for capital items at The Mall of San Juan related to property damage for which we previously took write-offs.

Contributions to UJVs were $71.0 million in 2019 and $95.3 million 2018, primarily related to the funding of Starfield Anseong. Distributions in excess of income from UJVs were $6.2 million in 2019, compared to $(2.2) million in 2018.

Financing Activities

Net cash used in financing activities was $389.4 million in 2019 compared to $15.5 million provided by financing activities in 2018. In 2019, payments of debt were $119.1 million, primarily for payments on our revolving lines of credit provided by cash proceeds received from the disposition of 50% of our interest in Starfield Hanam. In 2018, proceeds from the issuance of debt, net of payments and issuance costs were $271.4 million, provided by the proceeds from our $250 million unsecured term loan and our $300 million financing on Twelve Oaks Mall, and borrowings on our revolving lines of credit, partially offset by the payoff of our $475 million unsecured term loan.

In 2019 and 2018, $0.8 million and $2.4 million were paid in connection with incentive plans, respectively. Total dividends and distributions paid were $269.4 million and $253.4 million in 2019 and 2018, respectively. Distributions in 2019 include $6 million in connection with the acquisition of the Former Asia President's 5% ownership interest in Taubman Asia.

Effect of Exchange Rate Fluctuations

In 2019, net decreases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $1.2 million, compared to $5.3 million in 2018. The fluctuations are related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments. See "Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities" to our consolidated financial statements for more information regarding our restricted cash related to our Asia investments.

For a comparison of our Consolidated Statement of Cash Flows for the year ended December 31, 2018 to the year ended December 31, 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Beneficial Interest in Debt

At December 31, 2019, TRG's debt and its beneficial interest in the debt of its Consolidated Businesses and UJVs totaled $4,928.1 million, with an average interest rate of 3.85% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. As of December 31, 2019, there were no interest rate hedging costs being amortized. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. On an annualized basis, this amortization of acquisition premium is equal to 0.04% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $284.2 million as of December 31, 2019, which includes $204.8 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of December 31, 2019:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,259.1		4.01%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in September 2020	8.9		3.12%
Swap maturing in December 2021	79.5		3.58%
Swaps maturing in February 2022	275.0		3.69%
Swap maturing in February 2022	25.0		3.51%
Swaps maturing in March 2023	250.0		4.62%
Swap maturing in March 2024	12.0		3.49%
	$650.4		4.01%	(1)

Floating month to month	1,033.8	(3)	3.25%	(1) (3)
Total floating rate debt	$1,684.1		3.55%	(1)

Total beneficial interest in debt	$4,943.2		3.85%	(1)

Total beneficial interest in deferred financing costs, net	$(15.1)

Net beneficial interest in debt	$4,928.1

Amortization of deferred financing costs (4)			0.18%
Average all-in rate			4.03%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes non-cash amortization of debt premium related to acquisition.

(3)	The LIBOR rate is capped at 3.0% until December 2020, resulting in a maximum interest rate of 4.45%, on $150 million of this debt.

(4)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on TRG's beneficial interest in floating rate debt in effect at December 31, 2019, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $10.3 million, and due to the effect of capitalized interest, decrease annual earnings by $9.8 million. A one percent decrease in interest rates would increase cash flows by $10.3 million, and due to the effect of capitalized interest, increase annual earnings by $9.8 million. Based on our consolidated debt and interest rates in effect at December 31, 2019, a one percent increase in interest rates would decrease the fair value of debt by $131.8 million, while a one percent decrease in interest rates would increase the fair value of debt by $142.0 million.

Contractual Obligations

In conducting our business, we enter into various contractual obligations, including those for debt, operating leases for land and office space, purchase obligations (primarily for construction), and other long-term commitments. Detail of these obligations as of December 31, 2019 for our consolidated businesses, including expected settlement periods, is contained below:

	Payments due by period
	Total	Less than 1 year (2020)	1-3 years (2021-2022)	3-5 years (2023-2024)	More than 5 years (2025+)
	(in millions)
Debt (1)	$3,723.2	$161.7	$275.2	$1,195.0	$2,091.2
Interest payments (1)	804.2	141.1	257.6	190.9	214.5
Operating leases	778.1	14.4	26.6	28.3	708.9
Purchase obligations:
Planned capital spending (2)	147.9	147.9
Other purchase obligations (3)	0.5	0.3	0.2
Other long-term liabilities and commitments (4)	40.1	3.9	13.0	15.4	7.8
Total	$5,494.1	$469.3	$572.6	$1,429.6	$3,022.5

(1)
The settlement periods for debt do not consider extension options. Amounts relating to interest on floating rate debt are calculated based on the debt balances and interest rates as of December 31, 2019. Debt excludes $12.9 million of deferred financing costs.

(2)
This disclosure includes planned capital spending related to our consolidated businesses only. We have investments in UJVs through which construction activities will be occurring. Refer to "Capital Spending - New Developments" for discussion of those projects.

(3)	Excludes purchase agreements with cancellation provisions of 90 days or less.

(4)	Other long-term liabilities consist of various accrued liabilities, most significantly assessment bond obligations.

(5)	Amounts in this table may not add due to rounding.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of December 31, 2019, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our loan covenants and obligations as of December 31, 2019. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 8 - Notes Payable, Net - Debt Covenants and Guarantees" to our consolidated financial statements for more details on loan guarantees.

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

New Development

We have partnered with Shinsegae to build, lease, own, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea, which is scheduled to open in late 2020. We have a 49% interest in the project. As of December 31, 2019, we had invested $165.9 million in the project, after cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $280 million to $300 million for our interest in the project, excluding fluctuations in foreign currency exchange rates. We are expecting a 6.25% to 6.75% unlevered after-tax return at stabilization. Our investment is being accounted for on the equity method as a UJV.

Redevelopments

We substantially completed our redevelopment project at Beverly Center in November 2018, although some spending continued into 2019 as certain costs were incurred subsequent to the project's completion, including construction on tenant spaces.

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending to continue into 2020 as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

2019 and 2018 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending during 2019 is summarized in the following table:

	2019 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			(3)	$71.4
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$28.3	$28.3	19.9	9.9
Projects with no incremental GLA and other (5)	78.0	74.1	26.6	14.4
Mall tenant allowances	43.2	39.4	23.2	12.9
Asset replacement costs recoverable from tenants	19.8	18.7	18.0	10.0
Corporate office improvements, technology, equipment, and other	2.2	2.2
Total	$171.5	$162.7	$87.6	$118.6

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balance excludes net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the Unconsolidated Joint Ventures at beneficial interest column until development is completed.

(4)	Includes costs related to The Mall at Green Hills redevelopment.

(5)	Includes costs related to the Beverly Center redevelopment for certain amounts incurred subsequent to the project's completion, including construction on certain tenant spaces.

(6)	Amounts in this table may not add due to rounding.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the year ended December 31, 2019:

(in millions)
Consolidated Businesses’ capital spending	$171.5
Other differences between cash and accrual basis	24.8
Additions to properties	$196.3

Capital spending during 2018 is summarized in the following table:

	2018 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures		Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			$(7.7)	(3)	$93.7
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$48.9	$48.9	1.6		0.8
Projects with no incremental GLA and other (5)	158.3	152.5	23.2		11.1
Mall tenant allowances	46.7	39.4	20.2		10.5
Asset replacement costs recoverable from tenants	42.4	41.3	10.9		6.1
Corporate office improvements, technology, equipment, and other	2.1	2.1
Total	$298.4	$284.2	$48.3		$122.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balances exclude net fluctuations of total project costs due to changes in exchange rates during the period.

(3)
The amount represents the true-up of accruals for previously estimated capital spending at CityOn.Xi'an and CityOn.Zhengzhou. Asia spending for Starfield Anseong is only included at our beneficial interest in the Unconsolidated Joint Ventures at beneficial interest column until development is completed.

(4)	Includes costs related to The Mall at Green Hills redevelopment.

(5)	Includes costs related to the Beverly Center redevelopment.

(6)	Amounts in this table may not add due to rounding.

Our share of mall tenant allowances per square foot leased, committed under contracts during the year, excluding new developments, significant redevelopments, and expansion space, was $43.79 in 2019 and $47.26 in 2018. In the past five years, average tenant allowances per square foot have ranged from a low of $16.93 in 2015 and a high of $47.26 in 2018. Average tenant allowances per square foot can vary significantly from year to year due to the type, size, and location of tenants signed.

We continue to expect spending related to mall tenant allowances to be higher than our historical averages. As our tenant mix continues to evolve to include tenants such as digitally native concepts, luxury, entertainment, restaurants, fast fashion, and coworking, increased tenant allowances have been and may continue to be provided to attract the best tenants to our centers. We believe bringing in great retailers will drive traffic and productivity to our centers, enhancing the long-term strategic position of each center.

Our share of capitalized leasing and tenant coordination costs excluding new developments was $13.5 million and $19.6 million in 2019 and 2018, respectively, or $11.31 and $18.82 per square foot leased in 2019 and 2018, respectively. Included within capitalized leasing and tenant coordination costs are the cumulative costs incurred during the redevelopments at Beverly Center and The Mall at Green Hills.

Planned Capital Spending

The following table summarizes planned capital spending for 2020:

	2020 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	Unconsolidated Joint Ventures	Beneficial Interest in Unconsolidated Joint Ventures
	(in millions)
New development projects - Asia (2)			(3)	$127.8
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$14.1	$14.1	93.9	47.0
Projects with no incremental GLA and other (5)	36.2	30.9	15.4	6.4
Mall tenant allowances	48.1	43.5	23.9	12.5
Asset replacement costs recoverable from tenants	47.3	45.4	18.6	9.9
Corporate office improvements, technology, equipment, and other	2.2	2.2
Total	$147.9	$136.1	$151.8	$203.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balance excludes net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the Unconsolidated Joint Ventures at beneficial interest column until development is completed.

(4)
Includes costs related to The Mall at Green Hills redevelopment for certain amounts to be incurred subsequent to the project's completion, including construction on certain tenant spaces, and the Country Club Plaza Nordstrom project.

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

Dividends

We have historically paid regular quarterly dividends to our common and preferred shareholders. However, dividends to our common shareholders are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. See "Risk Factors" for further information related to potential restrictions of our ability to pay dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On December 5, 2019, we declared a quarterly dividend of $0.675 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on December 31, 2019 to shareholders of record on December 16, 2019.
Following the announcement of Simon's agreement to acquire TCO in February 2020, we expect to continue paying regular cash dividends on shares of our common stock, consistent with past practice, at $2.70 per share on an annual basis ($0.675 per share on a quarterly basis), including a final dividend on a pro rata basis with respect to any “stub” period between the end of the applicable quarter and the date of the consummation of the mergers. Additionally, we expect to continue to pay regular cash dividends through closing consistent with past practice on our 6.5% Series J Preferred Stock and 6.25% Series K Preferred Stock of $1.625 per share and $1.5625 per share, respectively, on an annual basis ($0.40625 per share and $0.390625 per share, respectively, on a quarterly basis), including all accumulated and unpaid dividends up to, but not including, the redemption date of such shares.

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

Accounts Receivable and Uncollectible Tenant Revenues

Following the adoption of ASC Topic 842, "Leases", on January 1, 2019, we review the collectibility of both billed and accrued charges under our tenant leases each quarter taking into consideration the tenant’s historical payment status, credit profile, and known issues related to tenant operations. For any tenant receivable balances thought to be uncollectible, we record an offset for uncollectible tenant revenues directly to Rental Revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss). Uncollectible tenant revenues were previously reported as bad debt expense in Other Operating expense on our Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of the above change in evaluation in uncollectible tenant revenues, the allowance for doubtful accounts was written off and an entry was recorded as of January 1, 2019 to adjust the receivables and equity balances of our Consolidated Businesses and UJVs. This resulted in a cumulative effect adjustment increasing Dividends in Excess of Net Income by $3.2 million and Non-redeemable Noncontrolling Interest by $1.8 million on our Consolidated Balance Sheet with offsetting increases in Accounts and Notes Receivable, Investment in UJVs, and Distributions in Excess of Investments In and Net Income of UJVs balances on our Consolidated Balance Sheet.

Recognition of Operating Lease Liabilities and Related Right-of-Use Assets

Also following the adoption of ASC Topic 842, "Leases", on January 1, 2019, we recognized operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee on our Consolidated Balance Sheet. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases. In order to determine the operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee, we utilized a synthetic corporate yield curve to determine an incremental borrowing rate for each of our leases. Significant judgment was required to develop the yield curve, which utilized certain peer and market observations. As of December 31, 2019, the weighted average discount rate for operating leases reported on our Consolidated Balance Sheet was 5.8%. In instances where variable consideration not dependent upon an index or rate existed, such future payments were excluded from the determination of the related operating lease liability and right-of-use asset.

Valuation of Shopping Centers

The viability of all projects under construction or development, including those owned by UJVs, are regularly evaluated under applicable accounting requirements, including requirements relating to abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances, such as changes in expected holding periods, indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in a UJV is recognized when the carrying value is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. The expected cash flows of a shopping center are dependent on estimates and other factors subject to change, including (1) changes in the national, regional, global, and/or local economic climates, (2) competition from other shopping centers, stores, clubs, mailings, and the internet, (3) increases in operating costs, (4) bankruptcy and/or other changes in the condition of third parties, including anchors and tenants, and (5) expected holding period. These factors could cause our expected future cash flows from a shopping center to change, and, as a result, an impairment could be considered to have occurred. Determination of the fair value of a shopping center for purposes of measuring impairment involves significant judgment. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

In 2019, we recognized impairment charges for Taubman Prestige Outlets Chesterfield and Stamford Town Center (see "Results of Operations - Impairment Charges"). No impairment charges were recognized in 2018 or 2017. As of December 31, 2019, the consolidated net book value of our properties was $3.2 billion, representing approximately 71% of our consolidated assets. We also have varying ownership percentages in the properties of UJVs with a total combined net book value of $2.9 billion. These amounts include certain development costs that are described in the policy that follows.

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

As of December 31, 2019, our beneficial interest in construction work in process was $284.2 million, primarily representing our share of capitalized project costs for our ongoing redevelopments at certain operating centers and our new development in Asia, Starfield Anseong (see "Liquidity and Capital Resources - Capital Spending").

Pre-development charges in 2019, 2018, and 2017 were $1.9 million, $3.8 million, and $5.6 million, respectively. Of these amounts, $0.7 million, $0.7 million, and $0.9 million, related to projects with land under option in each of the respective periods.

We capitalized payroll costs of $1.9 million in connection with construction and development projects in 2019, $3.0 million in 2018, and $5.0 million in 2017.

New Accounting Pronouncement and Impending LIBOR Transition

Refer to "Note 21 - New Accounting Pronouncement and Impending LIBOR Transition" in the consolidated financial statements, regarding our ongoing evaluation of Accounting Standards Update (ASU) No. 2016-13, addressing credit losses for financial instruments and the transition from LIBOR.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. In 2019, we adjusted FFO to exclude restructuring charges, costs incurred related to the Blackstone Transactions, a promote fee, net of tax, related to Starfield Hanam, costs related to the Taubman Asia President transition, costs incurred associated with shareholder activism, the fluctuation in the fair value of equity securities, and the partial write-off of deferred financing costs related to an amendment of our primary unsecured revolving line of credit and $275 million unsecured term loan. In 2018, we adjusted FFO to exclude restructuring charges, costs associated with shareholder activism, the fluctuation in the fair value of equity securities, and a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan.

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

Reconciliation of Net Income Attributable to Taubman Centers, Inc. Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	2019			2018
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareholders - basic	$203.9	61,181,983	$3.33	$58.0	60,994,444	$0.95
Add distributions to participating securities of TRG	2.4	871,262
Add impact of share-based compensation	0.4	185,194		0.1	283,271
Net income attributable to TCO common shareholders - diluted	$206.8	62,238,439	$3.32	$58.0	61,277,715	$0.95
Add depreciation of TCO’s additional basis	6.5		0.10	6.5		0.11
Add impairment of TCO's additional basis	12.6		0.20
Less TCO's additional income tax benefit				(0.1)		(0.00)
Net income attributable to TCO common shareholders, excluding step-up depreciation, impairment of additional basis, and additional income tax benefit	$225.8	62,238,439	$3.63	$64.4	61,277,715	$1.05
Add noncontrolling share of income of TRG	95.9	26,053,498		26.3	24,932,870
Add distributions to participating securities of TRG				2.4	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$321.7	88,291,937	$3.64	$93.1	87,081,847	$1.07
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	188.4		2.13	179.3		2.06
Depreciation of TCO’s additional basis	(6.5)		(0.07)	(6.5)		(0.07)
Noncontrolling partners in consolidated joint ventures	(8.1)		(0.09)	(7.6)		(0.09)
Share of UJVs	71.6		0.81	68.9		0.79
Non-real estate depreciation	(4.6)		(0.05)	(4.6)		(0.05)
Less gain on insurance recoveries - The Mall of San Juan	(1.4)		(0.02)
Less gain on Saks settlement - The Mall of San Juan	(10.1)		(0.11)
Less gains on partial dispositions of ownership interests in UJVs, net of tax	(154.5)		(1.75)
Less gains on remeasurements of ownership interests in UJVs	(164.6)		(1.86)
Add beneficial share of impairment charges	90.2		1.02
Less impairment of TCO's additional basis	(12.6)		(0.14)
Less impact of share-based compensation	(0.4)		(0.00)	(0.1)		(0.00)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$309.0	88,291,937	$3.50	$322.5	87,081,847	$3.70
TCO's average ownership percentage of TRG - basic	70.1%			71.0%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax benefit	$216.8		$3.50	$228.9		$3.70
Add TCO's additional income tax benefit				0.1		0.00
Funds from Operations attributable to TCO's common shareholders	$216.8		$3.50	$229.0		$3.71

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$309.0	88,291,937	$3.50	$322.5	87,081,847	$3.70
Costs associated with shareholder activism	17.3		0.20	12.5		0.14
Restructuring charges	3.5		0.04	0.6		0.01
Costs related to Blackstone Transactions (2)	3.2		0.04
Taubman Asia President transition costs	1.2		0.01
Write-off of deferred financing costs	0.3		0.00	0.4		0.00
Promote fee, net of tax - Starfield Hanam (3)	(4.0)		(0.04)
Fluctuation in fair value of equity securities	(3.5)		(0.04)	(2.8)		(0.03)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$327.1	88,291,937	$3.70	$333.2	87,081,847	$3.83
TCO's average ownership percentage of TRG - basic	70.1%			71.0%
Adjusted Funds from Operations attributable to TCO's common shareholders	$229.5		$3.71	$236.5		$3.83

(1)	Depreciation includes $24.9 million and $18.4 million of mall tenant allowance amortization for the years ended 2019 and 2018, respectively

(2)
Includes $0.5 million of disposition costs incurred prior to the completion of the sales of our ownership interests and $2.7 million of deferred income tax expense both related to the Blackstone Transactions, which have been recorded within Nonoperating Income, Net and Income Tax Expense, respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

(3)
Includes $4.8 million of promote fee income related to Starfield Hanam less $0.9 million of income tax expense, which have been recorded within Equity in Income of UJVs and Income Tax Expense, respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

(4)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	2019	2018
	(in millions)
Net income	$330.4	$115.7
Add (less) depreciation and amortization:
Consolidated businesses at 100%	188.4	179.3
Noncontrolling partners in consolidated joint ventures	(8.1)	(7.6)
Share of UJVs	71.6	68.9
Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	148.4	133.2
Noncontrolling partners in consolidated joint ventures	(11.7)	(12.0)
Share of UJVs	69.7	68.2
Share of income tax expense (benefit):
Consolidated businesses at 100%	6.3	(0.2)
Noncontrolling partners in consolidated joint ventures	(0.2)	(0.2)
Share of UJVs	3.6	3.2
Share of income tax expense on disposition	2.4
Less noncontrolling share of income of consolidated joint ventures	(5.0)	(6.3)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	25.1	26.1
EBITDA attributable to outside partners in UJVs	197.6	194.4
EBITDA at 100%	$1,018.5	$762.7
Add (less) items excluded from shopping center NOI:
General and administrative expenses	40.6	37.2
Management, leasing, and development services, net	(1.3)	(1.8)
Restructuring charges	3.5	0.6
Costs associated with shareholder activism	17.3	12.5
Straight-line of rents	(8.5)	(12.4)
Nonoperating income, net	(35.1)	(16.6)
Impairment charges	92.8
Gains on partial dispositions of ownership interests in UJVs	(156.9)
Gains on remeasurements of ownership interests in UJVs	(164.6)
Unallocated operating expenses and other	30.5	33.5
NOI at 100% - total portfolio	$836.9	$815.6
Less - NOI of non-comparable centers (1)	(68.6)	(41.3)
NOI at 100% - comparable centers	$768.2	$774.3
NOI at 100% - comparable centers growth %	(0.8)%

NOI at 100% - comparable centers	768.2	774.3
Lease cancellation income - comparable centers	(9.5)	(17.1)
NOI at 100% - comparable centers excluding lease cancellation income (2)	$758.8	$757.1
NOI at 100% - comparable centers excluding lease cancellation income growth %	0.2%

NOI at 100% - comparable centers excluding lease cancellation income	$758.8	$757.1
Foreign currency exchange rate fluctuation adjustment	5.3
NOI at 100% - comparable centers excluding lease cancellation income using constant currency exchange rates (2)	$764.1	$757.1
NOI at 100% - comparable centers excluding lease cancellation income using constant currency exchange rates growth %	0.9%

NOI at 100% - total portfolio	$836.9	$815.6
Less lease cancellation income - total portfolio	(12.9)	(20.1)
Less NOI attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs excluding lease cancellation income - total portfolio	(225.5)	(219.2)
Beneficial interest in NOI - total portfolio excluding lease cancellation income (2)	$598.5	$576.3
Beneficial interest in NOI - total portfolio excluding lease cancellation income growth %	3.9%

Beneficial interest in NOI - total portfolio excluding lease cancellation income	$598.5	$576.3
Less beneficial interest in NOI of non-comparable centers	(61.1)	(46.4)
Beneficial interest in NOI - comparable centers excluding lease cancellation income (2)	$537.4	$529.8
Beneficial interest in NOI - comparable centers excluding lease cancellation income growth %	1.4%

(1)	Includes Beverly Center, The Gardens Mall, The Mall of San Juan, and Taubman Prestige Outlets Chesterfield.

(2)	See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of NOI excluding lease cancellation income as a performance measure.

(3)	Amounts in this table may not add due to rounding.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our fourth quarter 2019 evaluation of such internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2020 Proxy Statement under the captions "Proposal 1 - Election of Directors," "Board Matters - Committees of the Board," "Board Matters - Corporate Governance," "Executive Officers," and "Additional Information - Delinquent Section 16(a) Reports," which information will be filed within 120 days after December 31, 2019, or such information instead will be filed in an amendment on Form 10-K/A within such time period.

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the 2020 Proxy Statement under the captions "Board Matters - Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Named Executive Officer Compensation Tables," which information will be filed within 120 days after December 31, 2019, or such information instead will be filed in an amendment on Form 10-K/A within such time period.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our current and prior equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:
The Taubman Company 2018 Omnibus Long-Term Incentive Plan: (1)				2,482,012	(1)
Profits Units (2)	123,251
Performance Share Units (3)	176,250		(4)
Restricted Share Units	179,846		(4)
	479,347			2,482,012
Equity compensation plan not approved by security holders -
Non-Employee Directors’ Deferred Compensation Plan (5)	74,632		(6)		(7)
	553,979	$—		2,482,012

(1)
Under The Taubman Company 2018 Omnibus Long-Term Incentive Plan (as amended), directors, officers, employees, and other service providers of TCO may receive restricted shares, restricted units of limited partnership in TRG (TRG Units), options to purchase common shares or TRG Units, share appreciation rights, performance share units, unrestricted shares or TRG Units, and other awards to acquire up to an aggregate of 2,800,000 shares of common stock or TRG Units. No further awards will be made under the 2008 Omnibus Plan or the 1992 Incentive Option Plan.

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

(3)
Amount represents 58,750 performance share units at their maximum payout ratio of 300%. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of performance share units that may ultimately vest will range from 0- 300% based on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period.

(4)	Excludes restricted stock units and performance share units issued under the Omnibus Plans because they are converted into common stock on a one-for-one basis at no additional cost.

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

The additional information required by this item is hereby incorporated by reference to the material appearing in the 2020 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management - Ownership Table," which information will be filed within 120 days after December 31, 2019, or such information instead will be filed in an amendment on Form 10-K/A within such time period.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the material appearing in the 2020 Proxy Statement under the captions "Related Person Transactions" and "Proposal 1 - Election of Directors - Director Independence," which information will be filed within 120 days after December 31, 2019, or such information instead will be filed in an amendment on Form 10-K/A within such time period.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is hereby incorporated by reference to the material appearing in the 2020 Proxy Statement under the caption "Audit Committee Matters," which information will be filed within 120 days after December 31, 2019, or such information instead will be filed in an amendment on Form 10-K/A within such time period.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(1)	The following financial statements of Taubman Centers, Inc. and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

	TAUBMAN CENTERS, INC.	Page
	Management's Annual Report on Internal Control Over Financial Reporting	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheet as of December 31, 2019 and 2018	F-6
	Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017	F-7
	Consolidated Statement of Changes in Equity (Deficit) for the years ended December 31, 2019, 2018, and 2017	F-8
	Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018, and 2017	F-10
	Notes to Consolidated Financial Statements	F-11

15(a)(2)	The following is a list of the financial statement schedules required by Item 15(d):

TAUBMAN CENTERS, INC.
	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017	F-62
	Schedule III - Real Estate and Accumulated Depreciation	F-63

15(a)(3)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2020, by and among the Taubman Parties and the Simon Parties.	8-K		2.1	February 11, 2020
3.1	Amended and Restated Articles of Incorporation of Taubman Centers, Inc.	8-K		3.1	March 15, 2013
3.2	Amended and Restated By-Laws of Taubman Centers, Inc.	8-K		3.1	November 9, 2017
4.1.1	Mortgage, Security Agreement and Fixture Filing, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.1	September 17, 2015
4.1.2	Promissory Note A-1, dated September 15, 2015, by Short Hills Associates L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	September 17, 2015
4.1.3	Promissory Note A-2, dated September 15, 2015, by Short Hills Associates L.L.C. to New York Life Insurance Company.	8-K		4.3	September 17, 2015
4.1.4	Promissory Note A-3, dated September 15, 2015, by Short Hills Associates L.L.C. to Pacific Life Insurance Company.	8-K		4.4	September 17, 2015
4.1.5	Assignment of Leases, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8-K		4.5	September 17, 2015
4.1.6	Guaranty Agreement, dated September 15, 2015, by Short Hills Associates L.L.C. in favor of Metropolitan Life Insurance Company, New York Life Insurance Company, and Pacific Life Insurance Company.	8.K		4.6	September 17, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.2.1	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 28, 2019, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	8-K		4.1	November 1, 2019
4.2.2	Guaranty, dated October 28, 2019, by and among Dolphin Mall Associates LLC, The Gardens on El Paseo LLC, and La Cienega Partners Limited Partnership in favor of JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for the lenders under the Second Amended and Restated Revolving Credit and Term Loan Agreement.	8-K		4.2	November 1, 2019
4.3	Guaranty Agreement, dated as of November 4, 2011, by The Taubman Realty Group Limited Partnership, in favor of Metropolitan Life Insurance Company.	8-K		4.3	November 9, 2011
4.4.1	Description of Common Stock.					X
4.4.2	Description of Series J Preferred Stock.					X
4.4.3	Description of Series K Preferred Stock.					X
4.4.4	Form of certificate evidencing 6.500% Series J Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	August 13, 2012
4.4.5	Form of certificate evidencing 6.25% Series K Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 Per Share.	8-A12B		4.1	March 14, 2013
4.5.1	Leasehold Deed of Trust, Security Agreement and Fixture Filing, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to the Public Trustee of the City and County of Denver, Colorado for the benefit of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.1	May 10, 2016
4.5.2	Promissory Note A-1, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. to Metropolitan Life Insurance Company.	8-K		4.2	May 10, 2016
4.5.3	Promissory Note A-2, dated May 6, 2016 by Taubman Cherry Creek Shopping Center, L.L.C. to the Prudential Insurance Company of America.	8-K		4.3	May 10, 2016
4.5.4	Assignment of Leases, dated May 6, 2016, by Taubman Cherry Creek Shopping Center, L.L.C. in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.4	May 10, 2016
4.5.5	Guaranty Agreement, dated May 6, 2016, by the Taubman Realty Group Limited Partnership in favor of Metropolitan Life Insurance Company and The Prudential Insurance Company of America.	8-K		4.5	May 10, 2016
10.1.1	Master Services Agreement between The Taubman Realty Group Limited Partnership and The Taubman Company Limited Partnership, dated November 30, 1992.	10-K	December 31, 2018	10.1
10.1.2	First Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated September 30, 1998.	10-K	December 31, 2008	10(au)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
10.1.3	Second Amendment to the Master Services Agreement between The Taubman Realty Group Limited Partnership and the Manager, dated December 23, 2008.	10-K	December 31, 2008	10(an)
10.2.1	Corporate Services Agreement Between Taubman Centers, Inc. and The Taubman Company Limited Partnership, dated November 30, 1992.	10-K	December 31, 2018	10.2
10.2.2	First Amendment to Corporate Services Agreement Between The Taubman Centers, Inc. and The Taubman Company Limited Partnership, dated September 30, 1998.	10-K	December 31, 2018	10.2.1
10.2.3	Second Amendment to Corporate Services Agreement, dated December 23, 2008.	10-K	December 31, 2018	10.2.2
10.3.1	Amended and Restated Operating Agreement of The Taubman Company LLC, dated December 30, 2011.	10-K	December 31, 2018	10.3
10.3.2	First Amendment to Amended and Restated Operating Agreement of The Taubman Company LLC, dated December 21, 2018.	10-K	December 31, 2018	10.3.1
10.4
Amended and Restated Cash Tender Agreement among Taubman Centers, Inc., The Taubman Realty Group Limited Partnership, and A. Alfred Taubman, A. Alfred Taubman, acting not individually but as Trustee of the A. Alfred Taubman Restated Revocable Trust, and TRA Partners.
		10-Q	June 30, 2000	10(a)
*10.5.1	Supplemental Retirement Savings Plan.	10-K	December 31, 1994	10(i)
*10.5.2	First Amendment to The Taubman Company Supplemental Retirement Savings Plan, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(aq)
*10.6.1	Form of Amended and Restated Change of Control Employment Agreement, dated December 18, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(p)
*10.6.2	Amendment to The Taubman Centers, Inc. Change of Control Severance Program, dated December 12, 2008 (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ar)
*10.6.3	Form of Amendment to Change of Control Employment Agreement.	8-K		10.1	May 8, 2014
10.7	Second Amended and Restated Continuing Offer, dated as of May 16, 2000.	10-Q	June 30, 2000	10(b)
10.8.1	The Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	S-3		10.3	December 27, 2012
10.8.2	First Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 12, 2012.	8-K		10.2	June 7, 2016
10.8.3	Second Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated December 18, 2018.	10-K	December 31, 2018	10.8.2
*10.9.1	Subsequent Deferral Election under The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, dated September 27, 2016.	10-K	December 31, 2016	10.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.9.2	The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, as Amended and Restated Effective as of January 27, 2011.	10-Q	March 31, 2011	10(b)
10.10.1	Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-K	December 31, 2006	10(ab)
10.10.2	First Amendment to Operating Agreement of Taubman Land Associates, a Delaware Limited Liability Company, dated October 20, 2006.	10-Q	March 31, 2013	10
10.11.1	Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-Q/A	June 30, 2002	10(a)
10.11.2	First Amendment to Amended and Restated Agreement of Partnership of Sunvalley Associates, a California general partnership.	10-K	December 31, 2012	10.11.1
*10.12	Summary of Compensation for the Board of Directors of Taubman Centers, Inc., effective January 1, 2020.					X
*10.13.1	The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	8-K		10.4	May 18, 2005
*10.13.2	The Form of The Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Deferral Election Form.	8-K		10.5	May 18, 2005
*10.13.3	First Amendment to the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan.	10-Q	June 30, 2008	10(c)
*10.13.4	Form of Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan Amendment Agreement (revised for Code Section 409A compliance).	10-K	December 31, 2008	10(ap)
*10.14.1	The Taubman Company 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	DEF 14		A	March 31, 2010
*10.14.2	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10(a)	March 10, 2009
*10.14.3	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Option Award Agreement.	8-K		10(b)	March 10, 2009
*10.14.4	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted and Performance Share Unit Award Agreement.	8-K		10(c)	March 10, 2009
*10.14.5	Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (Five-Year Vesting).	10-Q	March 31, 2012	10
*10.14.6	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	10-K	December 31, 2014	10.15.5
*10.14.7	2015 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-K	December 31, 2014	10.15.6
*10.14.8	2017 Form of The Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	10-Q	March 31, 2017	10.4
*10.14.9	Amendment to the Taubman Company LLC 2008 Omnibus Long-Term Incentive Plan, as amended and restated as of May 21, 2010.	8-K		10.1	June 7, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
*10.14.10	Form Certificate of Designation of Profits Units	8-K		10.3	June 7, 2016
*10.14.11	Form of TRG Unit Award Agreement	8-K		10.4	June 7, 2016
*10.15	Separation Agreement, Waiver, and Release between Taubman Asia Management Limited and Peter John Sharp, effective October 9, 2019.					X
*10.16.1	Employment Agreement between The Taubman Company LLC and Paul Wright, effective April 1, 2017.	10-Q	June 30, 2017	10.1
*10.16.2	First Amendment to Employment Agreement between The Taubman Company LLC and Paul Wright, dated March 22, 2019.	8-K		10.1	March 26, 2019
*10.17	Home Sale Loss Protection Agreement between The Taubman Company LLC and Paul Wright, effective April 3, 2018.	10-Q	June 30, 2018	10.1
*10.18.1	The Taubman Company 2018 Omnibus Long-Term Incentive Plan	DEFC 14A		App. B	April 30, 2018
*10.18.2	Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.	8-K		10.1	March 13, 2019
*10.18.3	Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.	8-K		10.2	March 13, 2019
*10.18.4	Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Profits Unit Award Agreement.	8-K		10.3	March 13, 2019
*10.19	Office Building Sublease Between The Taubman Company LLC and Taubman Ventures Group, LLC, effective September 30, 2019.	10-Q	September 30, 2019	10.1
21	Subsidiaries of Taubman Centers, Inc.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					***
99	Real Estate and Accumulated Depreciation Schedule of the Unconsolidated Joint Ventures of The Taubman Realty Group Limited Partnership.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	A management contract or compensatory plan or arrangement required to be filed.
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

We are required to assess the effectiveness of our internal control over financial reporting as of December 31, 2019. We base this assessment of the effectiveness of our internal control on recognized control criteria, the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have completed our assessment as of December 31, 2019.

Based on our assessment, we believe that we maintained effective internal control over financial reporting as of December 31, 2019. The independent registered public accounting firm, KPMG LLP, that audited the financial statements included in this annual report has issued their report on our system of internal control over financial reporting, also included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Taubman Centers, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Taubman Centers, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules listed in the index in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the Company’s evaluation of events or changes in circumstances that indicate the carrying value of properties or investments in unconsolidated joint ventures may not be recoverable
As discussed in Notes 1, 4, and 5 to the consolidated financial statements, properties are evaluated for impairment on an individual basis whenever events or changes in circumstances indicate their carrying value may not be recoverable. Properties, net as of December 31, 2019 was $3,216 million, or 71% of total assets. Other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable. Recoverability is based on evaluation of the severity and duration of the decline in value. Investments in unconsolidated joint ventures as of December 31, 2019 was $832 million, or 18% of total assets.

We identified the assessment of the Company’s evaluation of events or changes in circumstances that indicate the carrying value of properties or investments in unconsolidated joint ventures may not be recoverable as a critical audit matter. Subjective and challenging auditor judgment, as well as knowledge and experience in the industry, was required to evaluate the Company’s determination of indicators, including: 1) the likelihood that a property, including those held in unconsolidated joint ventures, will be sold before the end of its previously estimated useful life, and 2) the impact of changes in market conditions on the recoverability of each individual property.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to evaluate potential impairment indicators. We evaluated the Company’s consideration of individual real estate properties and investments in unconsolidated joint ventures for potential impairment indicators by:

•	Inquiring of Company officials and inspecting meeting minutes of the board of directors to evaluate the likelihood that a property will be sold before the end of its previously estimated useful life.

•
Inquiring and obtaining representations from the Company regarding the status and evaluation of any potential disposal of properties. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities.

•	Reading external communications with investors and analysts in order to identify information regarding potential sales of the Company’s properties.

•
Examining the Company’s analysis of internal financial information for indications of a decrease in the fair value of the Company’s properties resulting from continued decline in operating performance of the Company’s properties.

/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Chicago, Illinois
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Taubman Centers, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Taubman Centers, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 27, 2020

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31 2019	2018
Assets:
Properties (Notes 1, 4, and 8)	$4,731,061	$4,717,569
Accumulated depreciation and amortization	(1,514,992)	(1,404,692)
	$3,216,069	$3,312,877
Investment in Unconsolidated Joint Ventures (UJVs) (Notes 2 and 5)	831,995	673,616
Cash and cash equivalents (Note 18)	102,762	48,372
Restricted cash (Notes 1 and 18)	656	94,557
Accounts and notes receivable (Note 6)	95,416	77,730
Accounts receivable from related parties (Note 12)	2,112	1,818
Operating lease right-of-use assets (Note 11)	173,796
Deferred charges and other assets (Note 7)	92,659	135,136
Total Assets	$4,515,465	$4,344,106

Liabilities:
Notes payable, net (Note 8)	$3,710,327	$3,830,195
Accounts payable and accrued liabilities	268,714	336,208
Operating lease liabilities (Note 11)	240,777
Distributions in excess of investments in and net income of UJVs (Note 5)	473,053	477,800
Total Liabilities	$4,692,871	$4,644,203
Commitments and contingencies (Notes 8, 9, 10, 11, 13, and 15)

Redeemable noncontrolling interests (Note 9)	$—	$7,800

Equity (Deficit):
Taubman Centers, Inc. Shareholders’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,398,473 and 24,862,994 shares issued and outstanding at December 31, 2019 and 2018	$26	$25
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both December 31, 2019 and 2018
Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both December 31, 2019 and 2018
Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,228,579 and 61,069,108 shares issued and outstanding at December 31, 2019 and 2018	612	611
Additional paid-in capital	741,026	676,097
Accumulated other comprehensive income (loss) (Notes 10 and 19)	(39,003)	(25,376)
Dividends in excess of net income (Notes 1 and 10)	(712,884)	(744,230)
	$(10,223)	$(92,873)
Noncontrolling interests (Notes 1 and 9)	(167,183)	(215,024)
	$(177,406)	$(307,897)
Total Liabilities and Equity	$4,515,465	$4,344,106

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year Ended December 31
	2019	2018	2017
Revenues:
Rental revenues (Note 11)	$581,755
Minimum rents (Note 11)		$353,226	$345,557
Overage rents	19,210	16,670	16,923
Expense recoveries (Note 11)		205,514	211,625
Management, leasing, and development services	4,846	3,271	4,383
Other (Note 11)	55,243	62,189	50,677
	$661,054	$640,870	$629,165
Expenses:
Maintenance, taxes, utilities, and promotion	$163,538	$157,957	$167,091
Other operating (Notes 1 and 11)	82,488	87,308	94,513
Management, leasing, and development services	3,582	1,470	2,157
General and administrative	40,566	37,174	39,018
Impairment charge (Note 1)	72,232
Restructuring charges (Note 1)	3,543	596	13,848
Costs associated with shareholder activism (Note 1)	17,305	12,500	14,500
Interest expense	148,407	133,197	108,572
Depreciation and amortization	188,407	179,275	167,806
	$720,068	$609,477	$607,505
Nonoperating income, net (Notes 7 and 15)	27,449	14,714	23,828
Income (loss) before income tax benefit (expense), equity in income of UJVs, gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$(31,565)	$46,107	$45,488
Income tax benefit (expense) (Note 3)	(6,332)	231	(105)
Equity in income of UJVs (Note 5)	49,166	69,404	67,374
Income before gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$11,269	$115,742	$112,757
Gains on partial dispositions of ownership interests in UJVs, net of tax (Note 2)	154,466
Gains on remeasurements of ownership interests in UJVs (Note 2)	164,639
Net income	$330,374	$115,742	$112,757
Net income attributable to noncontrolling interests (Note 9)	(100,898)	(32,256)	(32,052)
Net income attributable to Taubman Centers, Inc.	$229,476	$83,486	$80,705
Distributions to participating securities of TRG (Note 13)	(2,413)	(2,396)	(2,300)
Preferred stock dividends	(23,138)	(23,138)	(23,138)
Net income attributable to Taubman Centers, Inc. common shareholders	$203,925	$57,952	$55,267

Net income	$330,374	$115,742	$112,757
Other comprehensive income (loss) (Note 19):
Unrealized gain (loss) on interest rate instruments and other	(14,038)	(38)	57
Cumulative translation adjustment	(14,171)	(23,240)	33,303
Reclassification adjustment for amounts recognized in net income	(930)	(1,809)	7,564
	$(29,139)	$(25,087)	$40,924
Comprehensive income	$301,235	$90,655	$153,681
Comprehensive income attributable to noncontrolling interests	(95,049)	(24,994)	(43,956)
Comprehensive income attributable to Taubman Centers, Inc.	$206,186	$65,661	$109,725

Basic earnings per common share (Note 16)	$3.33	$0.95	$0.91

Diluted earnings per common share (Note 16)	$3.32	$0.95	$0.91

Weighted average number of common shares outstanding – basic	61,181,983	60,994,444	60,675,129

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2017	39,529,059	$25	60,430,613	$604	$657,281	$(35,916)	$(549,914)	$(142,783)	$(70,703)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(90,945)		90,950	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 13)			311,355	3	18,046				18,049
Former Asia President redeemable equity adjustment (Note 9)					1,204				1,204
Adjustments of noncontrolling interests (Note 9)					(1,197)	(23)		296	(924)
Dividends and distributions							(177,266)	(74,661)	(251,927)
Other							(332)		(332)
Net income (excludes $924 of net loss attributable to redeemable noncontrolling interest) (Note 9)							80,705	32,976	113,681
Other comprehensive income (Note 19):
Unrealized gain on interest rate instruments and other						41		16	57
Cumulative translation adjustment						23,615		9,688	33,303
Reclassification adjustment for amounts recognized in net income						5,364		2,200	7,564
Balance, December 31, 2017	39,438,114	$25	60,832,918	$608	$675,333	$(6,919)	$(646,807)	$(172,268)	$(150,028)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(75,120)		77,584	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 13)			158,606	2	6,066				6,068
Former Asia President redeemable equity adjustment (Note 9)					(300)				(300)
Adjustments of noncontrolling interests (Note 9)					(601)	47		274	(280)
Dividends and distributions							(185,392)	(68,028)	(253,420)
Other					(4,400)	(679)	4,483	(276)	(872)
Net income (excludes $280 of net loss attributable to redeemable noncontrolling interest) (Note 9)							83,486	32,536	116,022
Other comprehensive income (loss) (Note 19):
Unrealized loss on interest rate instruments						(26)		(12)	(38)
Cumulative translation adjustment						(16,513)		(6,727)	(23,240)
Reclassification adjustment for amounts recognized in net income						(1,286)		(523)	(1,809)
Balance, December 31, 2018	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)
Issuance of stock pursuant to Continuing Offer (Notes 13, 14, and 15)	(55,704)		60,155						—
Issuance of equity for acquisition of interest in UJV (Note 2)	1,500,000	1						79,319	79,320
Share-based compensation under employee and director benefit plans (Note 13)	91,183		99,316	1	7,434				7,435
Former Asia President redeemable equity adjustment (Note 9)					1,800				1,800
Adjustments of noncontrolling interests (Note 9)					55,695	(76)		(55,856)	(237)
Dividends and distributions (excludes $6,000 of distributions attributable to redeemable noncontrolling interests)							(190,771)	(72,671)	(263,442)
Adjustments of equity pursuant to adoption of ASC 842 (Note 11)							3,156	1,763	4,919
Partial dispositions of ownership interests in UJVs (Note 2)						9,739	(9,739)		—
Other							(776)		(776)
Net income (excludes $237 of net loss attributable to redeemable noncontrolling interest) (Note 9)							229,476	101,135	330,611
Other comprehensive income (loss) (Note 19):
Unrealized loss on interest rate instruments						(9,806)		(4,232)	(14,038)
Cumulative translation adjustment						(12,835)		(1,336)	(14,171)
Reclassification adjustment for amounts recognized in net income						(649)		(281)	(930)
Balance, December 31, 2019	40,898,473	$26	61,228,579	$612	$741,026	$(39,003)	$(712,884)	$(167,183)	$(177,406)

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$330,374	$115,742	$112,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,407	179,275	167,806
Provision for bad debts (Note 1)		3,728	11,025
Gains on partial dispositions of ownership interests in UJVs, net of tax (Note 2)	(154,466)
Gains on remeasurements of ownership interests in UJVs (Note 2)	(164,639)
Gain on Saks settlement - The Mall of San Juan (Note 15)	(10,095)
Impairment charge (Note 1)	72,232
Gains on sales of peripheral land		(1,034)	(945)
Gain on Simon common share conversion (Note 7)			(11,613)
Fluctuation in fair value of equity securities (Notes 1 and 7)	(3,492)	(2,801)
Income (loss) from UJVs net of distributions	3,981	(1,429)	845
Non-cash operating lease expense	2,074
Other	12,905	14,730	17,285
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(21,670)	(17,141)	(26,420)
Accounts payable and other liabilities	(1,838)	2,762	7,634
Net Cash Provided By Operating Activities	$253,773	$293,832	$278,374

Cash Flows From Investing Activities:
Additions to properties	$(196,343)	$(289,854)	$(353,322)
Partial reimbursement of Saks anchor allowance at The Mall of San Juan (Note 15)	20,000
Proceeds from partial dispositions of ownership interests in UJVs (Note 2)	285,334
Proceeds from sales of peripheral land		1,260	1,300
Proceeds from sale of equity securities (Note 7)	52,077	54,703
Insurance proceeds for capital items at The Mall of San Juan (Note 15)	948	5,768
Contributions to UJVs (Note 2)	(70,972)	(95,329)	(32,990)
Distributions from UJVs in excess of income (Note 2)	6,181	(2,173)	70,002
Other	93	89	86
Net Cash Provided By (Used In) Investing Activities	$97,318	$(325,536)	$(314,924)

Cash Flows From Financing Activities:
Proceeds from (payments to) revolving lines of credit, net	$(84,675)	$255,020	$269,955
Debt proceeds	10,080	800,000	336,749
Debt payments	(36,912)	(778,549)	(308,673)
Debt issuance costs	(7,622)	(5,112)	(6,665)
Issuance of common stock and/or TRG Units in connection with incentive plans	(816)	(2,396)	6,289
Distributions to noncontrolling interests (Note 9)	(78,671)	(68,028)	(74,661)
Distributions to participating securities of TRG	(2,413)	(2,396)	(2,300)
Cash dividends to preferred shareholders	(23,138)	(23,138)	(23,138)
Cash dividends to common shareholders	(165,220)	(159,858)	(151,828)
Net Cash Provided By (Used In) Financing Activities	$(389,387)	$15,543	$45,728

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 18)	(1,215)	(5,314)	2,261

Net Increase (Decrease) In Cash and Cash Equivalents, and Restricted Cash	(39,511)	(21,475)	11,439

Cash and Cash Equivalents, and Restricted Cash at Beginning of Year (Note 18)	142,929	164,404	152,965

Cash and Cash Equivalents, and Restricted Cash at End of Year (Note 18)	$103,418	$142,929	$164,404

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

General

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 70% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refers to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. Our owned portfolio as of December 31, 2019 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties.

The Consolidated Businesses consist of shopping centers and entities that are controlled, through ownership or contractual agreements, by TRG, the Manager, or Taubman Properties Asia, LLC and its subsidiaries (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (Unconsolidated Joint Ventures, or UJVs) are accounted for under the equity method.

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease. We have the right to terminate the ground lease in the event that a redevelopment has not begun within five years, with the buildings and improvements reverting to us upon such a termination. We have deferred recognition of a sale until our termination right is no longer available, with the right ceasing upon TSG commencing construction of a redevelopment. TSG has made significant progress on its redevelopment plans and the commencement of construction is probable within the year, leading to an expected sale of the property in 2020. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero. The shopping center has been excluded from our owned shopping center portfolio disclosure above.

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

TCO's sole asset is an approximate 70% general partnership interest in TRG and, consequently, substantially all of TCO's consolidated assets and liabilities are assets and liabilities of TRG. All of TCO's debt (Note 8) is an obligation of TRG or our consolidated subsidiaries. Note 8 also provides disclosure of guarantees provided by TRG to certain consolidated joint ventures. Note 9 provides additional disclosures of the carrying balance of the noncontrolling interests in our consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in UJVs are accounted for under the equity method. We have evaluated our investments in the UJVs under guidance for determining whether an entity is a VIE and have concluded that the ventures are not VIEs. Accordingly, we account for our interests in these entities under general accounting standards for investments in real estate ventures (including guidance for determining effective control of a limited partnership or similar entity). Our partners or other owners in these UJVs have substantive participating rights including approval rights over annual operating budgets, capital spending, financing, admission of new partners/members, or sale of the properties and we have concluded that the equity method of accounting is appropriate for these interests. Specifically, our 79% and 50.1% investments in Westfarms and International Plaza, respectively, are through general partnerships in which the other general partners have participating rights over annual operating budgets, capital spending, refinancing, or sale of the property. We provide our beneficial interest in certain financial information of our UJVs (Notes 5 and 8). This beneficial information is derived as our ownership interest in the investee multiplied by the specific financial statement item being presented. Investors are cautioned that deriving our beneficial interest in this manner may not accurately depict the legal and economic implications of holding a noncontrolling interest in the investee.

TRG

At December 31, 2019 and 2018, TRG's equity included two classes of preferred equity (Series J and K Preferred Equity) and the net equity of the TRG unitholders. Net income and distributions of TRG are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in TRG in accordance with their percentage ownership. The Series J and K Preferred Equity are owned by TCO and are eliminated in consolidation.

The partnership equity of TRG and TCO's ownership therein are shown below:

Year	TRG Units outstanding at December 31	TRG Units owned by TCO at December 31(1)	TRG Units owned by noncontrolling interests at December 31	TCO's % interest in TRG at December 31	TCO's average interest % in TRG
2019	87,644,651	61,228,579	26,416,072	70%	70%
2018	85,946,862	61,069,108	24,877,754	71	71
2017	85,788,252	60,832,918	24,955,334	71	71

(1)	There is a one-for-one relationship between TRG Units owned by TCO and TCO common shares outstanding; amounts in this column are equal to TCO’s common shares outstanding as of the specified dates.

Outstanding voting securities of TCO at December 31, 2019 consisted of 26,398,473 shares of Series B Non-Participating Convertible Preferred Stock (Series B Preferred Shares) (Note 14) and 61,228,579 shares of common stock.

The remaining approximate 30% of TRG Units are owned by TRG’s partners other than TCO, including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (Taubman Family).

Revenue Recognition

General

Shopping center space is generally leased to tenants under short and intermediate term leases that are accounted for as operating leases. Rental revenues are generally recognized on a straight-line basis over the lease terms, unless specific tenant circumstances indicate that the revenue should be recorded on a cash basis. For traditional net leases, where tenants reimburse the landlord for an allocation of reimbursable costs incurred, we recognize revenue in the period the applicable costs are chargeable to tenants. Overage rent is accrued when lessees' specified sales targets have been met (Note 11).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of individual types of revenues may be affected differently by economic factors. Under Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers", we are required to disclose a disaggregation of our revenues derived from contracts with customers that considers economic differences between revenue types. The following table summarizes our disaggregation of consolidated revenues for this purpose.

	Year Ended December 31
	2019	2018	2017
Expense recoveries(1)		$205,514	$211,625
Shopping center and other operational revenues (2)	$55,243	48,434	40,902
Management, leasing, and development services	4,846	3,271	4,383
Total revenue from contracts with customers	$60,089	$257,219	$256,910

(1)
Pursuant to our adoption of ASC Topic 842, "Leases", beginning January 1, 2019, expense recoveries have been combined with minimum rent on the Consolidated Statement of Operations and Comprehensive Income (Loss) into Rental Revenues and is no longer required to be disaggregated.

(2)
Represents consolidated Other revenue reported on the Consolidated Statement of Operations and Comprehensive Income (Loss) excluding lease cancellation income for the years ended December 31, 2018 and 2017. Pursuant to the adoption of ASC Topic 842, "Leases", beginning January 1, 2019, lease cancellation income is now presented in Rental Revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Nature of Services and Performance Obligations

Expense recoveries revenue represented reimbursements from mall tenants for (1) services performed by us to the benefit of all mall tenants and the property as a whole for common area maintenance, (2) insurance, property taxes, and utilities, and (3) promotion and other miscellaneous charges. Pursuant to our adoption of ASC Topic 842, "Leases", beginning January 1, 2019, expense recoveries have been combined with minimum rent on the Consolidated Statement of Operations and Comprehensive Income (Loss) into Rental Revenues and is no longer required to be disaggregated.

Shopping center and other operational revenues represent a collection of non-core revenue streams that are generated through the course of owning and operating a shopping center, including sponsorship, parking, and storage income, as well as revenues from food and beverage operations. The contracts for these revenue streams are predominately short-term in nature and individually do not contain more than one performance obligation. In addition, we record revenue for property services fees billed for the management of our Asia centers, which represents one performance obligation. We satisfy our performance obligations related to shopping center and other operational revenues either over time or at a point in time, depending on the specific nature of the revenue generating activity. For performance obligations that are satisfied at a point in time, including food and beverage and parking income, the control of the good or service is immediately transferred to the customer upon completion of the performance obligation. Payment terms related to shopping center and other operational revenues vary depending on the nature of the agreement, however, payment is generally due directly upon the satisfaction of the related performance obligation.

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

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when we have a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of December 31, 2019, we had an inconsequential amount of contract assets and liabilities.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amount of the transaction price allocated to our performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2019 were inconsequential.

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

The viability of all projects under construction or development, including those owned by UJVs, are regularly evaluated on an individual basis under the accounting for abandonment of assets or changes in use. To the extent a project, or individual components of the project, are no longer considered to have value, the related capitalized costs are charged against operations. Additionally, all properties are reviewed for impairment on an individual basis whenever events or changes in circumstances, such as changes in expected holding periods, indicate that their carrying value may not be recoverable. Impairment of a shopping center owned by consolidated entities is recognized when the sum of expected cash flows (undiscounted and without interest charges) is less than the carrying value of the property. Other than temporary impairment of an investment in an UJV is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income. In the fourth quarter of December 31, 2019, we recognized $72.2 million as an Impairment Charge on Taubman Prestige Outlets Chesterfield on our Consolidated Statement of Operations and Comprehensive Income (Loss) and our beneficial share of an impairment charge of $18.0 million on Stamford Town Center in Equity in Income of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss) (Note 5). No impairment charges were recognized for the years ended December 31, 2018 or 2017.

In leasing a shopping center space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership, for accounting purposes, of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (1) who holds legal title to the improvements, (2) evidentiary requirements concerning the spending of the tenant allowance, and (3) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease. Substantially all of our tenant allowances have been determined to be leasehold improvements.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with a maturity of 90 days or less at the date of purchase. We deposit cash and cash equivalents with institutions with high credit quality. From time to time, cash and cash equivalents may be in excess of FDIC insurance limits. Substantially all cash and cash equivalents at December 31, 2019 were not insured or guaranteed by the FDIC or any other government agency and were invested across nine separate financial institutions as of December 31, 2019. Included in restricted cash is $0.4 million at December 31, 2019 on deposit in excess of the FDIC insured limit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions

We recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. The cost of acquiring a controlling ownership interest or an additional ownership interest (if not already consolidated) is allocated to the tangible assets acquired (such as land and building) and to any identifiable intangible assets based on their estimated fair values at the date of acquisition. The fair value of a property is determined on an "as-if-vacant" basis. Management considers various factors in estimating the "as-if-vacant" value including an estimated lease up period, lost rents, and carrying costs. The identifiable intangible assets would include the estimated value of "in-place" leases, above and below market "in-place" leases, and tenant relationships. The portion of the purchase price that management determines should be allocated to identifiable intangible assets is amortized in depreciation and amortization or as an adjustment to rental revenue, as appropriate, over the estimated life of the associated intangible asset (for instance, the remaining life of the associated tenant lease). We account for the acquisition of shopping centers as asset acquisitions, and as such, costs related to the acquisition of controlling and non-controlling interests, including due diligence costs, professional fees, and other costs related to the acquisition, are capitalized.

Deferred Charges and Other Assets

Direct costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. Cash expenditures for leasing costs are recognized in the Consolidated Statement of Cash Flows as operating activities. Debt issuance costs incurred in connection with our revolving lines of credit are deferred and amortized on a straight-line basis, which approximates the effective interest method. All other deferred charges are amortized on a straight-line basis over the terms of the agreements to which they relate.

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

During the years ended December 31, 2019, 2018, and 2017, we recorded insurance proceeds related to reimbursement of expenses and property damage incurred at The Mall of San Juan as a result of Hurricane Maria (Note 15).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We have made Taxable REIT Subsidiary (TRS) elections for all of our subsidiaries that are treated as corporations for federal income tax purposes pursuant to section 856 (I) of the Internal Revenue Code. The TRSs are subject to corporate level income taxes, including federal, state, and certain foreign income taxes for foreign operations, which are provided for in our financial statements.
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
In connection with the revised 21% Federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), we adjusted our net Federal deferred tax asset to reflect the change in tax rate (Note 3). Future changes to tax laws could affect the taxation of the REIT, partnerships and Taxable REIT subsidiaries, possibly having a significant impact on the current and deferred income taxes of TCO.

Severance Plans and Restructuring Charges

We have severance plans in place for certain employees, which we account for as a post-employment benefit. We recognize a liability and expense when it is probable that employees will be entitled to benefits under the severance plans and the amount can be reasonably estimated.

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle and the current near-term challenges facing the U.S. mall industry. During the years ended December 31, 2019, 2018 and 2017, we incurred restructuring charges of $3.5 million, $0.6 million, and $13.8 million, respectively. These expenses have been separately classified as Restructuring Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss). As of December 31, 2019, $0.2 million of the restructuring costs recognized during 2019 were unpaid and remained accrued.

Costs Associated with Shareholder Activism

During the years ended December 31, 2019, 2018, and 2017, we incurred $17.3 million, $12.5 million, and $14.5 million, respectively, of expense associated with activities related to shareholder activism, largely legal and advisory services. Expenses for the year ended December 31, 2019 included $5.0 million pursuant to an agreement with Land & Buildings Investment Management, LLC (Land & Buildings) for a reimbursement of a portion of the billed fees and expenses incurred by Land & Buildings and its affiliated funds in connection with Land & Buildings' activist involvement with TCO and the service on our Board of Directors of its founder and Chief Investment Officer, Jonathan Litt. The reimbursement represented a related party transaction. We received written certification from Land & Buildings that the actual billed fees and expenses as of the payment date exceeded $5.0 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also included in the activism costs was a retention program for certain employees. Given the uncertainties associated with shareholder activism and to ensure the retention of top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and our Board of Directors believed these benefits were instrumental in ensuring the continued success of TCO during the retention period. Due to the unusual and infrequent nature of these expenses in our history, they have been separately classified as Costs Associated with Shareholder Activism on our Consolidated Statement of Operations and Comprehensive Income (Loss). As of December 31, 2019, all incentive benefits under the retention awards had vested.

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

Segments and Related Disclosures

We have one reportable operating segment: we own, develop, and manage shopping centers. We have aggregated our shopping centers into this one reportable segment, as the shopping centers share similar economic characteristics and other similarities. The shopping centers are located in major metropolitan areas, have similar tenants, are operated using consistent business strategies, and are expected to exhibit similar long-term financial performance. Net Operating Income (NOI) is often used by our chief operating decision makers in assessing segment operating performance. NOI is believed to be a useful indicator of operating performance as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

No single retail company represents 5% or more of our revenues. Our consolidated revenues and assets do not have any material amounts derived from countries other than the United States, as our investments in Asia are in UJVs that are accounted for under the equity method.

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

Change in Accounting Policies

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which changed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. As such, we now measure equity securities at fair value through net income, except for those that result in consolidation or are accounted for under the equity method. Upon adoption, we applied the modified-retrospective approach and recorded a one-time cumulative-effect adjustment to reclassify $1.0 million of historical unrealized gains on the fair value adjustments as of December 31, 2017 of our investment in Simon Property Group, Inc. (Simon) common shares from Accumulated Other Comprehensive Income (Loss) (AOCI) to Dividends in Excess of Net Income on our Consolidated Balance Sheet. Beginning in January 2018, changes in the fair value of any outstanding Simon common shares are being recorded in Nonoperating Income, Net on our Consolidated Statement of Operations and Comprehensive Income (Loss) (Notes 7 and 17).

Accounts Receivable and Uncollectible Tenant Revenues

In connection with the adoption of ASC Topic 842, "Leases" (Note 11), we now review the collectibility of both billed and accrued charges under our tenant leases each quarter taking into consideration the tenant's historical payment status, credit profile, and known issues related to tenant operations. For any tenant receivable balances thought to be uncollectible, we now record an offset for uncollectible tenant revenues directly to Rental Revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss). Uncollectible tenant revenues were previously reported as bad debt expense in Other Operating expense on our Consolidated Statement of Operations and Comprehensive Income (Loss). Our allowance for doubtful accounts as of December 31, 2018 was $10.4 million.

As a result of the above change in evaluation in uncollectible tenant revenues, the allowance for doubtful accounts was written off and an entry was recorded as of January 1, 2019 to adjust the receivables and equity balance of our Consolidated Businesses and UJVs. This resulted in a cumulative effect adjustment increasing Dividends in Excess of Net Income by $3.2 million and Non-redeemable Noncontrolling Interest by $1.8 million on our Consolidated Balance Sheet with offsetting increases in Accounts and Notes Receivable, Investment in UJVs, and Distributions in Excess of Investments In and Net Income of UJVs balances on our Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Disposition, Acquisition, Partial Dispositions of Ownership Interests, Redevelopments, and Developments

Disposition

In March 2017, our joint venture with The Macerich Company sold the Valencia Place office tower at Country Club Plaza for $75.2 million ($37.6 million at TRG's beneficial share). The joint venture recognized a gain on the sale of the Valencia Place office tower, of which TRG's beneficial share, net of tax, was $2.1 million. The gain was included within Equity in Income of UJVs on the Consolidated Statement of Operations and Comprehensive Income (Loss) as the Company's 50% ownership interest in the office tower was accounted for as a UJV under the equity method.

Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida, in exchange for 1.5 million newly issued TRG Units (Note 18). We also assumed our $94.6 million share of the existing debt at the center. Our ownership interest in the center is accounted for as a UJV under the equity method.

Partial Dispositions of Ownership Interests

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). The interests to be sold were valued at $480 million as of the sale agreement date, with net cash proceeds expected to be about $315 million, after transaction costs and the allocation to Blackstone of its share of third party debt. The agreements allowed for additional consideration of up to $50 million based on the 2019 performance of the three assets, however, based on actual performance for 2019, we will not receive any contingent consideration.

In September 2019, we completed the sale of 50% of our interest in Starfield Hanam. Net proceeds from the sale were $235.7 million following the allocation to Blackstone of its share of third party debt and transaction costs. Net proceeds were used to pay down our revolving lines of credit. An initial gain of $138.7 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon completion of the sale, we remeasured our remaining 17.15% interest in the shopping center to fair value, resulting in the recognition of an initial $145.0 million gain on remeasurement. In December 2019, a true-up of the gains was recorded resulting in an additional $1.8 million gain on disposition and an additional $1.8 million gain on remeasurement. Cash proceeds of $1.8 million were received in February 2020 as a result of this true-up.

In December 2019, we completed the sale of 50% of our interest in CityOn.Zhengzhou. Net proceeds from the sale were $47.5 million, following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. Net proceeds were used to pay down our revolving lines of credit. A gain of $14.3 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon completion of the sale, we remeasured our remaining 24.5% interest in the shopping center to fair value, resulting in the recognition of a $17.8 million gain on remeasurement.

Following the CityOn.Xi'an transaction, which is subject to customary closing conditions and is expected to close in the first quarter of 2020, we will retain a 25% ownership interest in CityOn.Xi'an. We will remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee recorded within Other revenue on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Redevelopments

Beverly Center

We substantially completed our redevelopment project at Beverly Center in November 2018, although some spending continued into 2019 as certain costs were incurred subsequent to the project's completion, including construction on certain tenant spaces.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Mall at Green Hills

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending at The Mall at Green Hills to continue into 2020 as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

Asia Developments

CityOn.Zhengzhou

CityOn.Zhengzhou, a shopping center located in Zhengzhou, China, opened in March 2017. This investment is classified within Investment in UJVs on the Consolidated Balance Sheet.

Starfield Anseong

We have partnered with Shinsegae Group, our partner in Starfield Hanam, to build, lease, own, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. We own a 49% interest in the project. The shopping center is scheduled to open in late 2020. As of December 31, 2019, we have invested $165.9 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in UJVs on the Consolidated Balance Sheet.

Note 3 - Income Taxes

Income Tax Expense (Benefit)

Our income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 consisted of the following:

	2019		2018	2017
Federal current	$56		$(373)	$(2,509)
Federal deferred	1,724		(1,057)	1,632	(1)
Foreign current	1,775	(2)	1,160	849
Foreign deferred	2,518	(3)	307	158
State current	62		(128)	(208)
State deferred	197		(140)	183
Total income tax (benefit) expense	$6,332		$(231)	$105

(1)	Reflects $0.3 million of expense related to the restatement of the net Federal deferred tax asset at December 31, 2017 at the revised 21% Federal corporate income tax rate under the 2017 Tax Act.

(2)
During the year ended December 31, 2019, we recognized $0.9 million of foreign current income tax expense (22% tax rate) related to a promote fee paid by our previous institutional partner in Starfield Hanam (Note 5).

(3)
During the year ended December 31, 2019, we recognized $2.8 million of foreign deferred tax expense (10% tax rate) as we are no longer able to assert indefinite reinvestment in our China assets due to our sale of 50% of our interest in CityOn.Zhengzhou and pending sale of 50% of our interest in CityOn.Xi'an to funds managed by Blackstone (Note 2). The tax expense is related to an excess of the Investments in the UJVs under GAAP accounting over the tax basis of our investments.

In December 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. The 2017 Tax Act reduced the corporate tax rate to 21% effective January 1, 2018. Consequently, our Federal deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate. We recorded a decrease related to the TRS net Federal deferred tax asset of $0.3 million, with a corresponding net adjustment to deferred income tax expense of $0.3 million for the year ended December 31, 2017. With the exception of the reduction in the corporate tax rate, we did not identify any other items for which the accounting for the income tax effects of the 2017 Tax Act have not been completed.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforwards

As of December 31, 2019, we had a foreign net operating loss carryforward of $8.8 million, of which $7.7 million had an indefinite carryforward period and $1.1 million had a 5-year carryforward period. As of December 31, 2019, the TRS's had a Federal net operating loss carryforward of $4.9 million, which had an indefinite carryforward period. Its future use is limited annually to 80% of taxable income. As of December 31, 2019, the TRS's also had an investment tax credit carryforward of $4.4 million, which had a carryforward period of 20 years.

Deferred Taxes

Deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	2019		2018
Deferred tax assets:
Federal	$4,385	(1)	$5,662	(2)
Foreign	2,020		1,655
State	1,388		807
Total deferred tax assets	$7,793		$8,124
Valuation allowances	(2,761)	(3)	(1,744)	(4)
Net deferred tax assets	$5,032		$6,380
Deferred tax liabilities:
Foreign(5)	$4,449		$2,454
Total deferred tax liabilities	$4,449		$2,454

(1)	Includes a $4.4 million Federal investment tax credit carryforward.

(2)	Includes a $3.6 million Federal investment tax credit carryforward.

(3)
Includes a $1.7 million valuation allowance against Foreign deferred tax assets, and a $1.1 million valuation allowance against State deferred tax assets. The foreign increase in the valuation allowance is primarily due to an unrecognized 2019 net operating loss at one of our China service entities. The increase in the state valuation allowance is due to an unrecognized 2019 Tennessee net operating loss.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Status of Dividends

Dividends declared on TCO's common and preferred stock and their tax status are presented in the following tables. The tax status of TCO's dividends in 2019, 2018, and 2017 may not be indicative of future periods. The portion of the per share dividends paid in 2019 and each year detailed in each table below as capital gains (long-term and unrecaptured Sec. 1250) are designated as capital gain dividends as required by Internal Revenue Code Section 857(b)(3)(B). In addition, 82.26% and 99.85% of the portion of the 2019 and 2018 common dividend taxed as ordinary income, respectively, are qualified REIT dividends that may be eligible for a new 20% tax deduction in 2019 and 2018, respectively, under Internal Revenue Code Section 199A(a) if the shareholder meets certain holding period requirements.

Year	Dividends per common share declared	Return of capital	Ordinary income	Long-term capital gain	Unrecaptured Sec. 1250 capital gain
2019	$2.7000	$—	$1.2937	$1.4063	$—
2018	2.6200	1.1167	1.4766	0.0263	0.0004
2017	2.5000	0.4775	1.3927	0.4397	0.1901

Year	Dividends per Series J Preferred share declared	Ordinary income	Long-term capital gain	Unrecaptured Sec. 1250 capital gain
2019	$1.6250	$0.7786	$0.8464	$—
2018	1.6250	1.5961	0.0284	0.0005
2017	1.6250	1.0505	0.4011	0.1734

Year	Dividends per Series K Preferred share declared	Ordinary income	Long-term capital gain	Unrecaptured Sec. 1250 capital gain
2019	$1.5625	$0.7487	$0.8138	$—
2018	1.5625	1.5347	0.0273	0.0005
2017	1.5625	1.0101	0.3857	0.1667

Uncertain Tax Positions

We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019. We have no material interest or penalties relating to income taxes recognized on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017 or on the Consolidated Balance Sheet as of December 31, 2019 and 2018. As of December 31, 2019, returns for the calendar years 2016 through 2019 remain subject to examination by U.S. and various state and foreign tax jurisdictions.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Properties

Properties at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Land	$232,744	$233,301
Buildings, improvements, and equipment	4,395,463	4,342,664
Construction in process and pre-development costs	102,854	141,604
	$4,731,061	$4,717,569
Accumulated depreciation and amortization	(1,514,992)	(1,404,692)
	$3,216,069	$3,312,877

Depreciation expense for 2019, 2018, and 2017 was $173.0 million, $155.1 million, and $161.1 million, respectively.

The charge to operations in 2019, 2018, and 2017 for domestic and non-U.S. pre-development activities was $1.9 million, $3.8 million, and $5.6 million, respectively.

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

Shopping Center	Ownership as of December 31, 2019 and 2018
CityOn.Xi'an (1)	50%
CityOn.Zhengzhou (1)	24.5/49
Country Club Plaza	50
Fair Oaks Mall	50
The Gardens Mall (2)	48.5/0
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Anseong (under development)	Note 2
Starfield Hanam (1)	17.15/34.3
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)
We entered into agreements to sell half of our ownership interest in CityOn.Xi'an, CityOn.Zhengzhou, and Starfield Hanam in February 2019. In September 2019 and December 2019, we completed the sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou, respectively. CityOn.Xi'an is subject to customary closing conditions and is expected to close in the first quarter of 2020 (Note 2).

(2)	In April 2019, we acquired a 48.5% interest in The Gardens Mall (Note 2).

The carrying value of our investment in UJVs differs from our share of the partnership or members’ equity reported on the combined balance sheet of the UJVs due to (i) the cost of our investment in excess of the historical net book values of the UJVs and (ii) TRG's adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the UJVs. Our additional basis allocated to depreciable assets is generally recognized on a straight-line basis over 40 years. TRG's differences in bases are amortized over the useful lives or terms of the related assets and liabilities.

On our Consolidated Balance Sheet, we separately report our investment in UJVs for which accumulated distributions have exceeded investments in and net income of the UJVs. The net equity of certain joint ventures is less than zero because distributions are usually greater than net income, as net income includes non-cash charges for depreciation and amortization. In addition, any distributions related to refinancing of the shopping centers further decrease the net equity of the shopping centers.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for the UJVs, followed by TRG's beneficial interest in the combined operations information. The combined financial information of the UJVs as of December 31, 2019 and 2018 excludes the balances of Starfield Anseong, which is currently under development (Note 2). Beneficial interest is calculated based on TRG's ownership interest in each of the UJVs.

	December 31 2019	December 31 2018
Assets:
Properties	$3,816,923	$3,728,846
Accumulated depreciation and amortization	(942,840)	(869,375)
	$2,874,083	$2,859,471
Cash and cash equivalents	201,501	161,311
Accounts and notes receivable (1)	122,569	131,767
Operating lease right-of-use assets (1)	11,521
Deferred charges and other assets	178,708	140,444
	$3,388,382	$3,292,993

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net	$3,049,737	$2,815,617
Accounts payable and other liabilities	341,263	426,358
Operating lease liabilities (1)	13,274
TRG's accumulated deficiency in assets (1)	(212,380)	(49,465)
UJV Partners' accumulated equity in assets (1)	196,488	100,483
	$3,388,382	$3,292,993

TRG's accumulated deficiency in assets (above)	$(212,380)	$(49,465)
TRG's investment in Starfield Anseong (Note 2) and advances to CityOn.Zhengzhou	209,024	140,743
TRG basis adjustments, including elimination of intercompany profit (2)	329,673	57,360
TCO's additional basis	32,625	47,178
Net investment in UJVs	$358,942	$195,816
Distributions in excess of investments in and net income of UJVs	473,053	477,800
Investment in UJVs	$831,995	$673,616

(1) Upon adoption of ASC Topic 842, "Leases" on January 1, 2019, we valued our operating lease obligations and recorded operating lease liabilities and related right-of-use assets. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases.
(2) The increase in basis adjustments is primarily due to the gains on remeasurements of ownership interests in UJVs (Note 2).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31
	2019	2018	2017
Revenues (1)	$620,513	$601,272	$586,499
Maintenance, taxes, utilities, promotion, and other operating expenses	$226,014	$211,285	$218,004
Impairment charge	6,154
Interest expense	139,756	132,669	130,339
Depreciation and amortization	131,223	131,884	127,625
Total operating costs	$503,147	$475,838	$475,968
Nonoperating income, net	2,870	1,923	2,894
Income tax expense	(8,541)	(5,935)	(5,226)
Gain on disposition, net of tax (2)			3,713
Net income	$111,695	$121,422	$111,912

Net income attributable to TRG	$58,020	$62,964	$59,994
Realized intercompany profit, net of depreciation on TRG’s basis adjustments (3)	5,698	8,386	9,326
Depreciation of TCO's additional basis	(1,946)	(1,946)	(1,946)
Impairment of TCO's additional basis	(12,606)
Equity in income of UJVs	$49,166	$69,404	$67,374

Beneficial interest in UJVs’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses (3)	$212,057	$209,423	$202,332
Impairment charge	(17,951)
Interest expense	(69,749)	(68,225)	(67,283)
Depreciation and amortization	(71,583)	(68,894)	(66,933)
Income tax expense	(3,608)	(2,900)	(2,825)
Gain on disposition, net of tax (1)			2,083
Equity in income of UJVs	$49,166	$69,404	$67,374

(1) Upon adoption of ASC Topic 842, "Leases", uncollectible tenant revenues are now recorded in Rental Revenues (Note 11).
(2) Amount represents the gain related to the sale of the Valencia Place office tower at Country Club Plaza in March 2017 (Note 2).
(3) In addition to the disposition of 50% of our ownership interest in Starfield Hanam, in September 2019, Blackstone also purchased the 14.7% interest in Starfield Hanam that was previously owned by our institutional joint venture partner. Our previous partnership agreement provided for a promote fee due to Taubman Asia upon the institutional partner's exit from the partnership based on performance measures under the prior agreement, which resulted in the recognition of a $4.8 million promote fee during the year ended December 31, 2019.

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

In 2016, we issued a note receivable outstanding to CityOn.Zhengzhou for purposes of funding development costs. The balance of the note receivable was $43.1 million and $43.6 million as of December 31, 2019 and 2018, respectively, and was classified within Investments in UJVs on the Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Charge - Stamford Town Center

In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million within Equity in Income of UJVs on the Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represents the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its fair value. Our fair value conclusion was based on offers received from potential buyers of the shopping center.

Note 6 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Trade	$39,575	$46,292
Notes	2,342	3,172
Straight-line rent and recoveries	53,499	38,626
	$95,416	$88,090
Less: Allowance for doubtful accounts (1)		(10,360)
	$95,416	$77,730

(1) As a result of the adoption of ASC 842 on January 1, 2019, the allowance for doubtful accounts was written off (Note 1).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deferred Charges and Other Assets

Deferred charges and other assets at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Leasing costs	$59,552	$52,507
Accumulated amortization	(9,904)	(7,577)
	$49,648	$44,930
In-place leases, net	1,766	3,122
Investment in Simon common shares (Note 17)		48,738
Revolving credit facilities' deferred financing costs, net	8,229	4,374
Insurance deposit (Note 17)	11,213	10,121
Deposits	956	975
Prepaid expenses	6,091	6,671
Deferred tax asset, net	5,032	6,380
Other, net	9,724	9,825
	$92,659	$135,136

Simon Property Group L.P. Unit Conversions

In December 2017, we converted our investment in 340,124 partnership units of Simon Property Group L.P. (the Simon Operating Partnership) to Simon common shares. Upon conversion, we recognized a gain of $11.6 million, which was included within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income (Loss). The gain was calculated based on the change in fair value of the Simon share prices at the date of conversion from the carrying value. The Simon Operating Partnership units were previously accounted for at cost. The Simon common shares were recorded in Deferred Charges and Other Assets on the Consolidated Balance Sheet at December 31, 2018 based on the common share price at each date and are now accounted for as equity securities at fair value as a result of the adoption of ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (Note 1). We owned 290,124 Simon common shares as of December 31, 2018. Changes in fair value from the conversion date to December 31, 2018 were recorded in Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income (Loss) (Note 17).

Sale of Simon Common Shares

During 2018, we sold 300,000 Simon common shares at an average price of $182.37 per share. In January 2019, we sold our remaining 290,124 Simon common shares at an average price of $179.52 per share. Proceeds from the sales were used to pay down our revolving lines of credit.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable, Net

Notes payable, net at December 31, 2019 and 2018 consist of the following:

	2019		2018		Stated Interest Rate as of 12/31/2019		Maturity Date	Number of Extension Options	Facility Amount
Cherry Creek Shopping Center	$550,000		$550,000		3.85%		06/01/28
City Creek Center	75,359	(1)	77,068	(1)	4.37%		08/01/23
Great Lakes Crossing Outlets	193,515		198,625		3.60%		01/06/23
The Mall at Green Hills	150,000		150,000		LIBOR+1.45% LIBOR capped at 3.00%		12/01/20
International Market Place	250,000		250,000		LIBOR + 2.15%		08/09/21	Two, one-year options
The Mall at Short Hills	1,000,000		1,000,000		3.48%		10/01/27
Twelve Oaks Mall	292,311		296,815		4.85%		03/06/28
U.S. Headquarters	12,000		12,000		LIBOR + 1.40% Swapped to 3.49%		03/01/24
$65M Revolving Credit Facility			34,675		LIBOR + 1.40%		04/25/20		65,000	(2)
$1.1B Revolving Credit Facility	675,000	(3) (4)	725,000		LIBOR + 1.38%	(3)	02/01/24	Two, six-month options	1,100,000	(3)
$300M Unsecured Term Loan			300,000	(5)		(5)
$275M Unsecured Term Loan	275,000	(4) (5) (6)			LIBOR + 1.55%	(6)	02/01/25
$250M Unsecured Term Loan	250,000	(7)	250,000		LIBOR + 1.60%	(7)	03/31/23
Deferred Financing Costs, Net	(12,857)		(13,988)
	$3,710,327		$3,830,195

(1)	TRG has provided a limited guarantee of the repayment of the City Creek Center loan, which could be triggered only upon a decline in center occupancy to a level that we believe is remote.

(2)	The unused borrowing capacity at December 31, 2019 was $55.3 million, after considering $9.7 million of letters of credit outstanding on the facility.

(3)
TRG is the borrower under the $1.1 billion primary unsecured revolving credit facility. As of December 31, 2019, the interest rate on the facility was a range of LIBOR plus 1.05% to 1.60% and a facility fee of 0.20% to 0.25% based on our total leverage ratio. The unused borrowing capacity at December 31, 2019 was $367.5 million. The LIBOR rate is swapped to a fixed rate of 2.14% until February 2022 on $25 million of the $1.1 billion TRG revolving credit facility. This results in an effective interest rate in the range of 3.19% to 3.74% until February 2022 on $25 million of the credit facility balance (Note 10).

(4)
The $1.1 billion primary unsecured revolving line of credit includes an accordion feature, which in combination with the $275 million unsecured term loan would increase our maximum aggregate total commitment to $2.0 billion between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2019, we could not fully utilize the accordion feature unless additional assets were added to the unencumbered asset pool.

(5)
In October 2019, we amended and restated our unsecured term loan, which reduced the loan amount from $300 million to $275 million and extended the maturity date from February 2022 to February 2025. The $300 million loan bore interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. The LIBOR rate was swapped to a fixed interest rate of 2.14%, resulting in an effective interest rate in the range of 3.39% to 4.04%.

(6)
The $275 million unsecured term loan bears interest at a range of LIBOR plus 1.15% to 1.80% based on our total leverage ratio. The LIBOR rate is swapped to a fixed rate of 2.14% until February 2022, which results in an effective interest rate in the range of 3.29% to 3.94% until February 2022.

(7)
The $250 million unsecured term loan includes an accordion feature, which would increase our maximum aggregate total commitment to $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of December 31, 2019, we could not utilize the accordion feature unless additional assets were added to the unencumbered asset pool. The loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. Through the term of the loan, the LIBOR rate is swapped to a fixed rate of 3.02%, which results in an effective interest rate in the range of 4.27% to 4.92% (Note 10).

(8)	Amounts in table may not add due to rounding.

Notes payable are collateralized by properties with a net book value of $1.7 billion at December 31, 2019.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents scheduled principal payments on notes payable as of December 31, 2019:

2020	$161,747
2021	262,329	(1)
2022	12,867
2023	502,278
2024	692,715	(2)
Thereafter	2,091,249
Total principal maturities	$3,723,185
Net unamortized deferred financing costs	(12,857)
Total notes payable, net	$3,710,327

(1)	Includes $250.0 million with two one-year extension options.

(2)	Includes $675.0 million with two, six-month extension options

2020 Maturities

The loan for The Mall at Green Hills matures in December 2020. We are currently evaluating options related to refinancing this loan.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis as of December 31, 2019. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of December 31, 2019, the corporate total leverage ratio was the most restrictive covenant. We were in compliance with all of our covenants and loan obligations as of December 31, 2019. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In connection with the August 2018 financing at International Market Place, TRG has provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250 million loan is interest only during the initial three year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of December 31, 2019 was $0.8 million. We believe the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an UJV, TRG provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of December 31, 2019, the interest rate swap was a $0.8 million liability and accrued but unpaid interest was less than $0.1 million. We believe the likelihood of a payment under the guarantee to be remote.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beneficial Interest in Debt and Interest Expense

TRG's beneficial interest in the debt, capitalized interest, and interest expense of our consolidated subsidiaries and our UJVs is summarized in the following table. TRG's beneficial interest in the consolidated subsidiaries excludes debt and interest related to the noncontrolling interest in Cherry Creek Shopping Center (50%) and International Market Place (6.5%).

	At 100%			At Beneficial Interest
	Consolidated Subsidiaries		Unconsolidated Joint Ventures	Consolidated Subsidiaries		Unconsolidated Joint Ventures
Debt as of:
December 31, 2019	$3,710,327		$3,049,737	$3,419,625		$1,508,506
December 31, 2018	3,830,195		2,815,617	3,539,588		1,437,445

Capitalized interest:
Year Ended December 31, 2019	$7,807	(1)	$330	$7,767	(1)	$196
Year Ended December 31, 2018	15,221	(1)	30	15,133	(1)	18

Interest expense:
Year Ended December 31, 2019	$148,407		$139,756	$136,694		$69,749
Year Ended December 31, 2018	133,197		132,669	121,166		68,225

(1)
We capitalize interest costs incurred in funding our equity contributions to development projects accounted for as UJVs. The capitalized interest cost is included at our basis in our investment in UJVs. Such capitalized interest reduces interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss) and in the table above is included within Consolidated Subsidiaries.

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

Prior to the acquisition, we determined that the Former Asia President's ownership interest in Taubman Asia qualified as an equity award, considering its specific redemption provisions, and accounted for it as a contingently redeemable noncontrolling interest. We presented as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, which was classified as Level 3 of the fair value hierarchy. As of December 31, 2018, the carrying amount of the ownership interest was $7.8 million and was classified as Redeemable Noncontrolling Interest on the Consolidated Balance Sheet. During the years ended December 31, 2019, 2018, and 2017, the adjustments to the redemption value were recorded through equity.

In September 2016, we announced the appointment of Peter Sharp as president of Taubman Asia, succeeding the Former Asia President effective January 1, 2017. Peter Sharp resigned from Taubman Asia effective October 2019. Upon resignation, Peter Sharp's ownership interest in Taubman Asia was assigned to us for $1.0 million. As of December 31, 2018, the carrying amount of this ownership interest was zero.

International Market Place

We own a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation and no right to contribute capital. We are entitled to a preferential return on our capital contributions. We have the right to purchase the joint venture partner's interest and the joint venture partner has the right to require us to purchase the joint venture partner's interest annually. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, we account for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both December 31, 2019 and 2018. Any adjustments to the redemption value are recorded through equity.

Reconciliation of Redeemable Noncontrolling Interest

	2019	2018
Balance, January 1	$7,800	$7,500
Former Asia President adjustment of redeemable equity	(1,800)	300
Distributions	(6,000)
Allocation of net loss	(237)	(280)
Adjustments of redeemable noncontrolling interest	237	280
Balance, December 31	$—	$7,800

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of December 31, 2019 and 2018 included the following:

	2019	2018
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(153,343)	$(156,470)
Noncontrolling interests in partnership equity of TRG	(13,840)	(58,554)
	$(167,183)	$(215,024)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the years ended December 31, 2019, 2018, and 2017 included the following:

	2019	2018	2017
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$5,251	$6,548	$7,699
Noncontrolling share of income of TRG	95,884	25,988	25,277
	$101,135	$32,536	$32,976
Redeemable noncontrolling interest:	(237)	(280)	(924)
	$100,898	$32,256	$32,052

Equity Transactions

The following table presents the effects of changes in TCO's ownership interest in consolidated subsidiaries on TCO's equity for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Net income attributable to TCO common shareholders	$203,925	$57,952	$55,267
Transfers (to) from the noncontrolling interest:
Increase (decrease) in TCO's paid-in capital for the adjustments of noncontrolling interest (1)	55,695	(601)	(1,197)
Net transfers (to) from noncontrolling interests	55,695	(601)	(1,197)
Change from net income attributable to TCO and transfers (to) from noncontrolling interests	$259,620	$57,351	$54,070

(1)
In 2019, 2018, and 2017, adjustments of the noncontrolling interest were made as a result of changes in our ownership of TRG in connection with our share-based compensation under employee and director benefit plans (Note 13) and issuances of stock pursuant to the continuing offer (Note 15), and in connection with the accounting for the Former Asia President's redeemable ownership interest. In 2019, adjustments of the noncontrolling interest were also made as a result of the issuances of TRG Units in connection with the acquisition of The Gardens Mall (Note 2).

Finite Life Entities

ASC Topic 480, "Distinguishing Liabilities from Equity" establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At December 31, 2019, we held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners’ interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $201 million at December 31, 2019, compared to a book value of $(153.3) million that is classified in Noncontrolling Interests on our Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's net asset value. The property's net asset value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, we had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan		Total Swapped Rate on Loan		Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.55%	(1)	3.69%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.55%	(1)	3.69%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.55%	(1)	3.69%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.55%/1.38%	(1)	3.69%/3.51%	(1)	February 2022
Receive variable (LIBOR) / pay-fixed swap (2)	100%	125,000	3.02%	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) / pay-fixed swap (2)	100%	75,000	3.02%	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) / pay-fixed swap (2)	100%	50,000	3.02%	1.60%	(2)	4.62%	(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	1.40%		3.49%		March 2024
Unconsolidated Joint Ventures:
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	158,590	1.83%	1.75%		3.58%		December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	17.15%	52,065 USD / 60,500,000 KRW	1.52%	1.60%		3.12%		September 2020

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payments accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. We are currently using these swaps to manage interest rate risk on the $275 million unsecured term loan and $25 million on the $1.1 billion primary unsecured revolving line of credit. The credit spread on these loans can vary within a range of 1.15% to 1.80% on the $275 million unsecured term loan and 1.05% to 1.60% on the $1.1 billion unsecured revolving line of credit, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.29% to 3.94% on the $275 million unsecured term loan and 3.19% to 3.74% on $25 million of the $1.1 billion primary unsecured revolving line of credit during the remaining swap period.

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

We expect that approximately $5.4 million of the AOCI of TCO and the noncontrolling interests will be reclassified from AOCI and recognized as an increase in expense in the following 12 months.

The following tables present the effect of derivative instruments on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	2019	2018	2017		2019	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(13,239)	$(2,636)	$3,994	Interest Expense	$(628)	$1,133	$(2,879)
Interest rate contracts – UJVs	(1,757)	943	2,898	Equity in Income of UJVs	355	(188)	(2,406)
Cross-currency interest rate contract – UJV	28	(154)	201	Equity in Income of UJVs	1,203	864	(2,279)
Total derivatives in cash flow hedging relationships	$(14,968)	$(1,847)	$7,093		$930	$1,809	$(7,564)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record all derivative instruments at fair value on the Consolidated Balance Sheet. The following table presents the location and fair value of our derivative financial instruments as reported on the Consolidated Balance Sheet as of December 31, 2019 and 2018.

		Fair Value
	Consolidated Balance Sheet Location	December 31 2019	December 31 2018
Derivatives designated as hedging instruments:
Asset derivatives:
Interest rate contracts – consolidated subsidiaries	Deferred Charges and Other Assets		$3,530
Interest rate contract – UJV	Investment in UJVs		1,345
Total assets designated as hedging instruments		$—	$4,875

Liability derivatives:
Interest rate contracts – consolidated subsidiary	Accounts Payable and Accrued Liabilities	$(15,419)	$(5,710)
Interest rate contract – UJV	Investment in UJVs	(412)
Cross-currency interest rate contract - UJV	Investment in UJVs	(91)	(963)
Total liabilities designated as hedging instruments		$(15,922)	$(6,673)

Contingent Features

Our outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on TRG's indebtedness. As of December 31, 2019, we are not in default on any indebtedness that would trigger a credit-risk-related default on our current outstanding derivatives.
As of December 31, 2019 and 2018, the fair value of derivative instruments with credit-risk-related contingent features that are in a liability position was $15.9 million and $6.7 million, respectively. As of December 31, 2019 and 2018, we were not required to post any collateral related to these agreements. If we breached any of these provisions, we would be required to settle our obligations under the agreements at their fair value. See Note 8 regarding guarantees and Note 17 for fair value information on derivatives.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

Change in Accounting Policies

On January 1, 2019, we adopted ASC Topic 842, "Leases". ASC Topic 842 addresses off-balance sheet financing related to operating leases and introduces a new lessee model that brings substantially all leases onto the balance sheet. We adopted ASC Topic 842, recognizing operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee on our Consolidated Balance Sheet, as of the date of adoption. These lease liabilities and related right-of-use assets will amortize over the remaining life of the respective leases. We also began expensing certain indirect leasing costs, which were capitalizable under the previous lease accounting standard. For the year ended December 31, 2019, we expensed $4.4 million of leasing costs under ASC Topic 842 that would have been capitalized under the previous accounting standard.
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

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Future rental revenues under operating leases in effect at December 31, 2019 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2020	$449,665
2021	407,615
2022	361,062
2023	328,486
2024	301,404
Thereafter	742,806

Certain shopping centers, as lessees, have ground and office leases expiring at various dates through the year 2105. As of December 31, 2019, these leases had an average remaining lease term of approximately 51 years. One center has an option to extend the term for three, 10-year periods and another center has the option to extend the lease term for one additional 10-year period. As of December 31, 2019, these extension options were not considered reasonably assured of being exercised and therefore were excluded from the respective lease terms for these centers. We also lease certain of our office facilities and certain equipment. Office facility and equipment leases expire at various dates through the year 2022.

In order to determine the operating lease liabilities and related right-of-use assets for ground and office leases under which we are the lessee, we utilized a synthetic corporate yield curve to determine an incremental borrowing rate for each of our leases. Significant judgment was required to develop the yield curve, which utilized certain peer and market observations. As of December 31, 2019, the weighted average discount rate for operating leases reported on our Consolidated Balance Sheet was 5.8%. In instances where variable consideration not dependent upon an index or rate existed, such future payments were excluded from the determination of the related operating lease liability and right-of-use asset.

For leases existing as of the adoption date of ASC Topic 842, rent expense is recognized on a straight-line basis. Rental expense under operating leases was $16.2 million in 2019, $17.2 million in 2018, and $16.3 million in 2017. There was $0.4 million and $0.3 million of contingent rent expense under operating leases in 2019 and 2018, respectively, and none in 2017. Payables representing straight-line rent adjustments under lease agreements were $64.8 million, as of December 31, 2018. These amounts are now presented within Operating Lease Liabilities on our Consolidated Balance Sheet upon adoption of ASC Topic 842.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments required under operating leases:

2020	$14,357
2021	12,586
2022	13,982
2023	14,142
2024	14,144
Thereafter	708,924

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

The Revocable Trust and certain of its affiliates receive various management services from the Manager. For such services, the Revocable Trust and affiliates paid the Manager $2.4 million in 2019, $2.6 million in 2018, and $2.5 million in 2017. Since TRG has an approximate 99.8% beneficial interest in the Manager, substantially all of these fees accrue to TRG, with a de minimis portion of the fees accruing to the benefit of Taub-Co through its 0.2% beneficial interest in the Manager. These amounts are classified in Management, Leasing, and Development Services revenues on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Other related party transactions are described in Notes 5, 13, and 15.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRG Profits Units

There were no TRG Profits Units granted in 2019. The following types of TRG Profits Units awards previously were granted to certain senior management employees: (1) a time-based award with a three-year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three-year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three-year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three-year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units vested if absolute TSR level is not positive over a three year period. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of either TRG Units or common shares being issued at vesting under both the TRG Profits Units program and the Performance Share Unit program, respectively.

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

All TRG Profits Units issued will vest by March 2021 if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. Each holder of a TRG Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested TRG Profits Units have not achieved the applicable criteria for conversion to TRG Units, vesting and economic equivalence to a TRG Unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement.

Other Management Employee Grants

During 2019, 2018, and 2017, other types of awards granted to management employees include those described below. These generally vest in March 2022, March 2021, and March 2020, respectively, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

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

Expensed and Capitalized Costs

The compensation cost charged to income for our share-based compensation plans was $6.4 million, $9.2 million, and $10.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. During the year ended December 31, 2019, a reversal of $0.3 million of prior-period share-based compensation expense was recognized related to the Taubman Asia President transition as a reduction of General and Administrative Expense on our Consolidated Statement of Operations and Comprehensive Income (Loss). Compensation cost capitalized as part of properties and deferred leasing costs was $0.3 million, $0.9 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of Activity for the years ended December 31, 2019, 2018, and 2017

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	45,940	$59.49
Granted	46,076	57.84
Forfeited	(30,885)	57.85
Outstanding at December 31, 2017	61,131	$59.08
Granted	8,154	49.29
Outstanding at December 31, 2018	69,285	$57.93
Units recovered and cancelled (1)	(368)	59.49
Vested and converted (2)	(46,506)	59.45
Outstanding at December 31, 2019	22,411	$54.73

(1)
This reflects the recovery and cancellation of previously granted Restricted TRG Profits Units, which vested on March 1, 2019, as a result of the actual cash distributions made during the vesting period.

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which satisfied certain tax-driven requirements on April 1, 2019 and had previously vested.

As of December 31, 2019, there was $0.2 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.9 years.

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	103,369	$26.42
Granted	103,666	23.14
Forfeited	(77,302)	23.42
Outstanding at December 31, 2017	129,733	$25.59
Granted	18,345	22.22
Outstanding at December 31, 2018	148,078	$25.17
Units recovered and cancelled (1)	(76,489)	26.42
Vested and converted (2)	(21,169)	26.30
Outstanding at December 31, 2019	50,420	$22.81

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

As of December 31, 2019, there was $0.2 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.0 year.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	103,369	$41.87
Granted	103,666	19.35
Forfeited	(75,431)	20.59
Outstanding at December 31, 2017	131,604	$19.69
Granted	18,345	16.43
Outstanding at December 31, 2018	149,949	$19.29
Units recovered and cancelled (1)	(68,730)	17.47
Vested and converted (2)	(30,799)	18.86
Outstanding at December 31, 2019	50,420	$2.99

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

As of December 31, 2019, there was $0.1 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 1.2 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TSR - Based Performance Share Units

	Number of TSR PSU		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	166,027		$138.93
Granted	5,046		80.16
Vested - three-year grants	(50,459)	(1)	90.51
Vested - 2012 and 2013 special grants	(79,764)	(2)	181.99
Outstanding at December 31, 2017	40,850		$107.38
Granted	10,393		78.82
Vested	(37,046)	(3)	110.09
Outstanding at December 31, 2018	14,197		$79.13
Granted	20,936		85.44
Forfeited	(5,758)		82.59
Outstanding at December 31, 2019	29,375		$82.95

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

The total intrinsic value of TSR PSU vested during the years ended December 31, 2018 and 2017 was $2.7 million and $2.1 million, respectively. None vested in 2019.

As of December 31, 2019, there was $1.3 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI - Based Performance Share Units

	Number of NOI PSU		Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	—		$—
Granted	5,046		67.04
Vested	(1,242)	(1)	67.50
Outstanding at December 31, 2017	3,804		$67.00
Granted	10,393		58.28
Outstanding at December 31, 2018	14,197		$60.59
Granted	20,936		52.41
Forfeited	(5,758)		57.42
Outstanding at December 31, 2019	29,375		$40.95

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

The total intrinsic value of NOI PSU vested during the year ended December 31, 2017 was $0.1 million. No NOI PSU vested in 2019 or 2018.

As of December 31, 2019, there was $0.8 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

Restricted Share Units

	Number of RSU		Weighted average Grant Date Fair Value
Outstanding at January 1, 2017	231,903		$70.40
Granted	102,568		63.33
Forfeited	(12,499)		67.78
Vested	(126,951)		66.98
Outstanding at December 31, 2017	195,021		$69.22
Granted	69,931		58.28
Forfeited	(6,985)		63.21
Vested	(73,294)		73.91
Outstanding at December 31, 2018	184,673		$63.44
Granted	87,720		52.41
Forfeited	(19,249)		57.90
Vested	(73,298)		66.22
Outstanding at December 31, 2019	179,846		$57.73

Fully vested at December 31, 2019	10,133	(1)	58.75

(1)	These RSU were vested and outstanding as of December 31, 2019. The related shares were issued on January 3, 2020.

Based on an analysis of historical employee turnover, we have made an annual forfeiture assumption of 2.70% of grants when recognizing compensation costs relating to the RSU.

The total intrinsic value of RSU vested during the years ended December 31, 2019, 2018, and 2017 was $3.4 million, $4.6 million, and $8.6 million, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, there was $4.2 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.7 years.

Options

Options were granted to purchase TRG Units, which are exchangeable for new shares of our common stock under the Continuing Offer (Note 15). The options had ten-year contractual terms.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Range of Exercise Prices
Outstanding at January 1, 2017	202,586	$48.35	0.7	$45.9	-	$51.15
Exercised	(202,586)	48.35
Outstanding at December 31, 2017	0	$—

The total intrinsic value of options exercised during the year ended December 31, 2017 was $3.5 million. Cash received from option exercises for the year ended December 31, 2017 was $9.8 million. No options were granted in 2018 and 2019.

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

Non-Employee Directors’ Stock Grant and Deferred Compensation

The 2008 Omnibus Plan previously provided, and the 2018 Omnibus Plan currently provides, a quarterly grant to each non-employee director of TCO, shares of our common stock based on the fair value of our common stock on the last business day of the preceding quarter. The annual fair market value of the grant was $125,000 in 2019, 2018, and 2017. Certain directors have elected to defer receipt of their shares as described below.

The Non-Employee Directors’ Deferred Compensation Plan (DCP), which was approved by our Board of Directors, allows each non-employee director of TCO the right to defer the receipt of all or a portion of his or her annual director retainer fee until the termination of his or her service on our Board of Directors and for such deferred amount to be denominated in restricted stock units. The number of restricted stock units received equals the amount of the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The restricted stock units represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when we pay cash dividends on our common stock, the directors’ notional deferral accounts will be credited with dividend equivalents on their deferred restricted stock units, payable in additional restricted stock units based on the fair market value of our common stock on the business day immediately before the record date of the applicable dividend payment. There were 74,632 restricted stock units outstanding under the DCP at December 31, 2019.

Other Employee Plan

We have a voluntary retirement savings plan established in 1983 and amended and restated effective January 1, 2012 (the Plan). We believe the Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code (the Code). We contribute an amount ranging from 0% to 4% of the qualified wages of all qualified employees depending on our performance and matches employee contributions in excess of 2%, up to 5%, for a total contribution in the range of 0% to 9% of qualified wages. In addition, we may make discretionary contributions within the limits prescribed by the Plan and imposed in the Code. Our contributions and costs relating to the Plan were $2.6 million in 2019, $3.0 million in 2018, and $2.5 million in 2017.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Preferred Stock of TCO

Preferred Stock

We are obligated to issue to the noncontrolling partners of TRG, upon subscription, one Series B Preferred Share for each of the TRG Units held by the noncontrolling partners. Each Series B Preferred Share entitles the holder to one vote on all matters submitted to our shareholders. The holders of Series B Preferred Shares, voting as a class, have the right to designate up to four nominees for election as directors of TCO. On all other matters on which the holders of common stock are entitled to vote, including the election of directors, the holders of Series B Preferred Shares will vote with the holders of common stock. The holders of Series B Preferred Shares are not entitled to dividends or earnings of TCO. The Series B Preferred Shares are convertible into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock. During the years ended December 31, 2019, 2018, and 2017, 55,704, 75,120, and 90,945 Series B Preferred Shares, respectively, were converted to two shares, four shares, and five shares of our common stock, respectively, as a result of tenders of units under the Continuing Offer (Note 15).

Note 15 - Commitments and Contingencies

Cash Tender

At the time of our initial public offering and acquisition of our partnership interest in TRG in 1992, we entered into an agreement (the Cash Tender Agreement) with the Revocable Trust and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in TRG, whereby each of the Revocable Trust and TVG (and/or any assignee of the Revocable Trust or TVG, which now include other specified entities that are affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman)) has the right to tender to us TRG Units (provided that if the tendering party is tendering less than all of its TRG Units, the aggregate value is at least $50 million) and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender (except as otherwise provided below). TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the tendering party, TRG Units held by members of A. Alfred Taubman’s family and TRG Units held by entities in which his family members hold interests may be included in such a tender.

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

Based on a market value at December 31, 2019 of $31.09 per share for our common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $752.1 million. The purchase of these interests at December 31, 2019 would have resulted in us owning an additional 28% interest in TRG.

Continuing Offer

We have made a continuing, irrevocable offer to exchange shares of common stock for TRG Units (the Continuing Offer) to all present holders of TRG Units (other than certain excluded holders, currently TVG and other specified entities), permitted assignees of all present holders of TRG Units, those future holders of TRG Units as we may, in our sole discretion, agree to include in the Continuing Offer, and all future optionees under the 2018 Omnibus Plan. Under the Continuing Offer agreement, one TRG Unit is exchangeable for one share of common stock. Upon a tender of TRG Units, the corresponding shares of Series B Preferred Stock, if any, will automatically be converted into common stock at a ratio of 14,000 shares of Series B Preferred Stock for one share of common stock.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have received substantial insurance proceeds to cover hurricane and flood damage, as well as business and service interruption. In June 2019, we reached a final settlement with our insurer and received final payment related to our claims.
During the year ended December 31, 2017, we recognized an estimated expense of $7.8 million relating to property damage, included within depreciation expense. The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the years ended 2019, 2018, and 2017:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Year ended December 31
		2019		2018	2017
		(in thousands)
Business interruption insurance recoveries	Nonoperating Income, Net	$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income, Net	185		$1,234	$1,101
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)	4,866	902
Gain in insurance recoveries	Nonoperating Income, Net	1,418

(1)	Represents amounts recognized in prior periods that were credited back to tenants in the current period upon receipt of business interruption claim proceeds.
(2) Represents reduction of depreciation expense recorded in June 2019 for proceeds received in the final settlement of our insurance claims, which offset the original deductible expensed in 2017.

In August 2019, we settled previously ongoing litigation in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503) related to the Saks Fifth Avenue store at The Mall of San Juan. As a result of the settlement, Saks Fifth Avenue agreed to pay us $26 million for partial reimbursement of the previously paid anchor allowance in exchange for the termination of its obligations under its agreements. $20 million was received in August 2019; $3 million was received in January 2020 and $3 million will be received on or before January 2021. The allowance reimbursement and value of the former Saks Fifth Avenue building and improvements, which we now control, exceeded the write-off of the book value of the anchor allowance and legal costs incurred in 2019, resulting in the recognition of a $10.1 million net gain, which has been included within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019.

Along with the settlement of the lawsuit, we have resolved the operating covenant with Nordstrom and substantially all of the leases with other mall tenants that had co-tenancy requirements related to Saks Fifth Avenue.

Other

See Note 8 for TRG's guarantees of certain notes payable, including guarantees relating to UJVs, Note 9 for contingent features relating to certain joint venture agreements, Note 10 for contingent features relating to derivative instruments, and Note 13 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings Per Common Share

Basic earnings per common share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings per common share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding TRG Units exchangeable for common shares under the Continuing Offer (Note 15), TSR PSU, NOI PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued TRG Units under a unit option deferral election (Note 13). In computing the potentially dilutive effect of potential common stock, TRG Units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of TRG Units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted earnings per common share based on the number of shares, if any, which would be issuable if the end of the reporting period were the end of the contingency period.

	Year Ended December 31
	2019	2018	2017
Net income attributable to TCO common shareholders (Numerator):
Basic	$203,925	$57,952	$55,267
Impact of additional ownership of TRG	2,828	85	114
Diluted	$206,753	$58,037	$55,381

Shares (Denominator) – basic	61,181,983	60,994,444	60,675,129
Effect of dilutive securities	1,056,456	283,271	365,366
Shares (Denominator) – diluted	62,238,439	61,277,715	61,040,495

Earnings per common share - basic	$3.33	$0.95	$0.91
Earnings per common share - diluted	$3.32	$0.95	$0.91

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

	Year Ended December 31
	2019	2018	2017
Weighted average noncontrolling TRG Units outstanding	4,123,160	4,149,144	4,089,327
Unissued TRG Units under unit option deferral elections		871,262	871,262

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

Other

Our valuations of both our investments in an insurance deposit and in Simon common shares utilize unadjusted quoted prices determined by active markets for the specific securities we have invested in, and therefore fall into Level 1 of the fair value hierarchy. In connection with the adoption of ASU No. 2016-01 on January 1, 2018 (Note 1), we measured our investment in Simon common shares at fair value with changes in value recorded through net income. We owned zero and 290,124 Simon common shares as of December 31, 2019 and 2018, respectively. In January 2019, we sold our remaining 290,124 Simon common shares at an average price of $179.52 per share. Proceeds from the sale were used to pay down our revolving lines of credit.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of December 31, 2019 Using		Fair Value Measurements as of December 31, 2018 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Simon common shares (Note 7)			$48,738
Insurance deposit	$11,213		10,121
Derivative interest rate contracts (Note 10)				$3,530
Total assets	$11,213	$—	$58,859	$3,530

Derivative interest rate contracts (Note 10)		$(15,419)		$(5,710)
Total liabilities		$(15,419)		$(5,710)

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at December 31, 2019 and 2018, we employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at December 31, 2019 and 2018 were as follows:

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$3,710,327	$3,753,531	$3,830,195	$3,755,757

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at December 31, 2019 by $131.8 million or 3.5%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid in 2019, 2018, and 2017, net of amounts capitalized of $7.8 million, $15.2 million, and $12.4 million, respectively, was $143.7 million, $125.5 million, and $100.9 million, respectively. Cash paid for operating leases for the year ended December 31, 2019 was $14.4 million. In 2019, 2018, and 2017, $0.9 million, $0.5 million, and $2.5 million of income taxes were paid, respectively. Other non-cash additions to properties during the years ended December 31, 2019, 2018, and 2017 were $77.7 million, $99.4 million, and $79.0 million, respectively, and primarily represent accrued construction and tenant allowance costs. In connection with the adoption of ASC Topic 842, "Leases", we recorded $178.1 million of operating lease right-of-use assets as of January 1, 2019, which were classified as non-cash investing activities (Note 11). We issued 1.5 million TRG Units as partial consideration for the acquisition of The Gardens Mall, which were valued at $79.3 million as of the acquisition date (Note 2).

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same such amounts shown on the Consolidated Statement of Cash Flows.

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$102,762	$48,372	$42,499
Restricted cash	656	94,557	121,905
Total Cash, Cash Equivalents, and Restricted Cash shown on the Consolidated Statement of Cash Flows	$103,418	$142,929	$164,404

Restricted Cash

We are required to escrow cash balances for specific uses stipulated by certain of our lenders and other various agreements. As of December 31, 2019, 2018, and 2017, our cash balances restricted for these uses were $0.7 million, $94.6 million, and $121.9 million, respectively. Our Restricted Cash as of December 31, 2018 and 2017 included $92.5 million, and $119.2 million, respectively, of cash held as collateral for financing arrangements related to our Asia investments, which was held in a foreign account. As of December 31, 2019, we did not have any such cash held as collateral for financing arrangements related to our Asia investments. During the year ended December 31, 2019, the cash held as collateral decreased as a result of repayments of the related financing arrangements. During the years ended December 31, 2019, 2018, and 2017, the restricted cash balances related to the Asia investments declined by $1.2 million and $5.3 million and increased by $2.3 million, respectively, as a result of exchange rate fluctuations.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the years ended December 31, 2019, 2018, and 2017 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments	Total
January 1, 2017	$(23,147)	$(12,769)	$(35,916)	$(9,613)	$7,065	$(2,548)
Other comprehensive income (loss) before reclassifications	23,615	41	23,656	9,688	16	9,704
Amounts reclassified from AOCI		5,364	5,364		2,200	2,200
Net current period other comprehensive income (loss)	23,615	5,405	29,020	9,688	2,216	11,904
Adjustments due to changes in ownership	(84)	61	(23)	84	(61)	23
December 31, 2017	$384	$(7,303)	$(6,919)	$159	$9,220	$9,379
Other comprehensive income (loss) before reclassifications	(16,513)	(26)	(16,539)	(6,727)	(12)	(6,739)
Amounts reclassified from AOCI		(1,286)	(1,286)		(523)	(523)
Net current period other comprehensive income (loss)	(16,513)	(1,312)	(17,825)	(6,727)	(535)	(7,262)
Adjustment related to Simon common shares investment for adoption of ASU No. 2016-01 (Note 1)		(679)	(679)		(276)	(276)
Adjustments due to changes in ownership	1	46	47	(1)	(46)	(47)
December 31, 2018	$(16,128)	$(9,248)	$(25,376)	$(6,569)	$8,363	$1,794
Other comprehensive income (loss) before reclassifications	(12,835)	(9,806)	(22,641)	(1,336)	(4,232)	(5,568)
Amounts reclassified from AOCI		(649)	(649)		(281)	(281)
Net current period other comprehensive income (loss)	(12,835)	(10,455)	(23,290)	(1,336)	(4,513)	(5,849)
Partial dispositions of ownership interests in UJVs	9,739		9,739
Adjustments due to changes in ownership	271	(347)	(76)	(271)	347	76
December 31, 2019	$(18,953)	$(20,050)	$(39,003)	$(8,176)	$4,197	$(3,979)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the year ended December 31, 2019:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses (Gains) on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$628	Interest Expense
Realized gain on interest rate contracts - UJVs	(355)	Equity in Income in UJVs
Realized gain on cross-currency interest rate contract - UJV	(1,203)	Equity in Income in UJVs
Total reclassifications for the period	$(930)

The following table presents reclassifications out of AOCI for the year ended December 31, 2018:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses (Gains) on interest rate instruments and other:
Realized gain on interest rate contracts - consolidated subsidiaries	$(1,133)	Interest Expense
Realized loss on interest rate contracts - UJVs	188	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(864)	Equity in Income in UJVs
Total reclassifications for the period	$(1,809)

The following table presents reclassifications out of AOCI for the year ended December 31, 2017:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item in Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$2,879	Interest Expense
Realized loss on interest rate contracts - UJVs	2,406	Equity in Income of UJVs
Realized loss on cross-currency interest rate contract - UJV	2,279	Equity in Income of UJVs
Total reclassifications for the period	$7,564

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$160,208	$161,604	$162,506	$176,736
Equity in income (loss) of UJVs	14,672	14,822	20,252	(580)
Net income (loss)	29,738	16,877	316,390	(32,631)
Net income (loss) attributable to TCO common shareholders	15,097	6,259	215,361	(32,792)
Earnings per common share – basic	$0.25	$0.10	$3.52	$(0.54)
Earnings per common share – diluted	$0.25	$0.10	$3.48	$(0.54)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$161,492	$152,769	$159,120	$167,489
Equity in income of UJVs	19,728	14,042	16,910	18,724
Net income	34,596	30,093	38,115	12,938
Net income attributable to TCO common shareholders	18,590	15,307	20,976	3,079
Earnings per common share – basic	$0.31	$0.25	$0.34	$0.05
Earnings per common share – diluted	$0.30	$0.25	$0.34	$0.05

In the fourth quarter of December 31, 2019, we recognized $72.2 million as an Impairment Charge on Taubman Prestige Outlets Chesterfield on our Consolidated Statement of Operations and Comprehensive Income (Loss) and our beneficial share of an impairment charge of $18.0 million on Stamford Town Center in Equity in Income of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss) (Notes 1 and 5).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - New Accounting Pronouncement and Impending LIBOR Transition

New Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, "Financial Instruments - Credit Losses", which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for equity securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", which clarifies that operating lease receivables are outside the scope of the new standard. ASU No. 2016-13 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. We are still evaluating, but the adoption of this new ASU is not expected to have a material impact on our consolidated financial statements.

LIBOR Transition

In July 2017, the Financial Conduct Authority (FCA), the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. Refer to "Note 8 - Notes Payable, Net" and "Note 10 - Derivative and Hedging Activities" to our consolidated financial statements for more details on our loans and derivative instruments, respectively. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for us.
We are currently evaluating the impact that the LIBOR transition will have on our consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Subsequent Event

Merger Agreement

On February 9, 2020, TCO and TRG (referenced collectively as the Taubman Parties), Simon, a Delaware corporation, the Simon Operating Partnership, a Delaware limited partnership, Silver Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of the Simon Operating Partnership (Merger Sub 1), and Silver Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Merger Sub 1 (Merger Sub 2) (Merger Sub 2, Simon, the Simon Operating Partnership, and Merger Sub 1, referenced collectively as the Simon Parties), entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub 2 will be merged with and into TRG (the Partnership Merger) and TCO will be merged with and into Merger Sub 1 (the REIT Merger) (the REIT Merger and the Partnership Merger, referenced collectively as the Mergers). Upon completion of the Partnership Merger, TRG will survive (Surviving TRG) and the separate existence of Merger Sub 2 will cease. Upon completion of the REIT Merger, Merger Sub 1 will survive (Surviving TCO) and the separate corporate existence of TCO will cease. Immediately following the Partnership Merger, Surviving TRG will be converted (the Conversion) into a Delaware limited liability company (the Joint Venture).
Transaction Structure

At the effective time of the Partnership Merger (the Partnership Merger Effective Time), (1) each unit of partnership interest in TRG (each, a Taubman OP Unit) issued and outstanding immediately prior to the Partnership Merger Effective Time held by a limited partner of TRG who is not a member of the Taubman Family (defined as the Titanium Family in the Merger Agreement) (the Minority Partners) will be converted into the right to receive, at the election of such Minority Partner, the Common Stock Merger Consideration (as defined below) or 0.3814 limited partnership units in the Simon Operating Partnership; (2) certain Taubman OP Units issued and outstanding immediately prior to the Partnership Merger Effective Time held by a member of the Taubman Family will remain outstanding as units of partnership interest in Surviving TRG; and (3) all other Taubman OP Units issued and outstanding immediately prior to the Partnership Merger Effective Time held by a member of the Taubman Family will be converted into the right to receive the Common Stock Merger Consideration. In addition, at the Partnership Merger Effective Time, each outstanding TRG Profits Unit (defined as a Titanium OP Incentive Unit in the Merger Agreement) will vest and be converted into a Taubman OP Unit, to be treated in the Partnership Merger in the same manner as the Taubman OP Units held by the Minority Partners. The membership interests of Merger Sub 2 issued and outstanding immediately prior to the Partnership Merger Effective Time will automatically be converted into a number of units of partnership interest in Surviving TRG such that following the Partnership Merger, Merger Sub 1 and TCO will collectively own 80% (assuming, for purposes of this calculation, that the Taubman OP Units issuable under the Option Deferral Agreement (as defined in the Merger Agreement) among TCO, TRG and Robert S. Taubman are outstanding interests of Surviving TRG) of the outstanding interests of Surviving TRG.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the REIT Merger (the REIT Merger Effective Time), (1) each share of common stock, $0.01 par value per share, of TCO (the TCO Common Stock) issued and outstanding immediately prior to the REIT Merger Effective Time will be converted into the right to receive $52.50 in cash (the Common Stock Merger Consideration); and (2) each share of Series B Non-Participating Convertible Preferred Stock, $0.001 par value per share, of TCO (the TCO Series B Preferred Stock) will be converted into the right to receive an amount in cash equal to the Common Stock Merger Consideration, divided by 14,000. Immediately prior to the REIT Merger Effective Time, TCO will issue a redemption notice and cause funds to be set aside to pay the redemption price for each share of Series J Cumulative Redeemable Preferred Stock, no par value, of TCO (the TCO Series J Preferred Stock) and each share of Series K Cumulative Redeemable Preferred Stock, no par value, of TCO (the TCO Series K Preferred Stock), at their respective liquidation preference of $25.00 plus all accumulated and unpaid dividends up to, but not including, the redemption date of such share (the Redemption).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, at the REIT Merger Effective Time, (1) each outstanding restricted stock unit award of TCO (each, a TCO RSU) and each outstanding performance stock unit award (each, a TCO PSU) granted under the Taubman Stock Plans (defined as the Titanium Stock Plans in the Merger Agreement) that vest in accordance with its terms in connection with the closing of the Mergers will automatically convert into the right to receive the Common Stock Merger Consideration; (2) each outstanding TCO RSU and TCO PSU that is not eligible to vest in accordance with its terms at the REIT Merger Effective Time will be converted into a cash substitute award to be paid (A) with respect to any such award granted prior to 2020, in accordance with the same service-vesting schedule that applied to the original TCO RSU or TCO PSU award and (B) with respect to any such award granted in 2020, in accordance with the same vesting schedule (including performance-vesting conditions) that applied to the original TCO RSU or TCO PSU award; (3) each outstanding share of deferred TCO Common Stock (each, a TCO DSU) granted under the Taubman Stock Plans will be converted into the right to receive the Common Stock Merger Consideration, and (4) each dividend equivalent right granted in tandem with any TCO RSU or TCO PSU (each, a TCO DER) will be treated in the same manner as the outstanding TCO RSU or TCO PSU to which such TCO DER relates.
Finally, at the effective time of the Conversion, the Option Deferral Agreement will be deemed to be amended so that each Option Deferred Unit (as defined in the Merger Agreement) will represent the right to receive, following the Conversion, one Reorganized Taubman OP Unit (defined as a Reorganized Titanium OP Unit in the Merger Agreement), and will remain subject to all other terms and conditions of the Option Deferral Agreement.
Following the Mergers and the Conversion, the Simon Operating Partnership will own 100% of the outstanding equity of Surviving TCO, Surviving TCO will own 80% of the limited liability company interests of the Joint Venture, and the Taubman Family will own the remaining 20% (assuming, for purposes of this calculation, that Taubman OP Units issuable under the Option Deferral Agreement are outstanding interests of Surviving TRG) of the limited liability company interests of the Joint Venture. Surviving TCO and the Taubman Family will enter into an Operating Agreement (as defined below) with respect to the Joint Venture at the time of the Conversion in the form attached as Exhibit B to the Merger Agreement and described further below.

Conditions to the Merger

The consummation of the Mergers is subject to the approval of the REIT Merger by (1) the holders of at least two-thirds of the outstanding shares of TCO Common Stock and TCO Series B Preferred Stock (voting together as a single class); (2) the holders of at least a majority of TCO Series B Preferred Stock; and (3) the holders of at least a majority of the outstanding shares of TCO Common Stock and TCO Series B Preferred Stock (voting together as a single class and excluding the outstanding shares of TCO Common Stock and TCO Series B Preferred Stock owned of record or beneficially by the Taubman Family). In addition, the consummation of the Mergers is subject to certain other customary closing conditions, including, among others, the approval of the Partnership Merger by the partners holding at least a majority of the aggregate percentage interests in TRG (other than those held by TCO) (which approval has been obtained), the absence of certain legal impediments to the consummation of the Mergers, the absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to TCO and material compliance by the Simon Parties and the Taubman Parties with their respective obligations under the Merger Agreement. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by the Simon Parties.
Go-Shop; Non-Solicit

For the first 45 days following the signing of the Merger Agreement (the Go-Shop Period), TCO will be permitted to solicit, propose, encourage or facilitate competing bids and negotiate competing Acquisition Proposals (as defined in the Merger Agreement) (the Go-Shop Process), subject to certain information and matching rights of Simon. Subject to certain exceptions, at the conclusion of the Go-Shop Period, TCO has agreed not to (1) solicit, initiate or propose the making or submission of, or knowingly encourage or facilitate the making or submission of, any offer or proposal that constitutes or would reasonably be expected to lead to, an Acquisition Proposal; (2) furnish to any person access to the business, properties, assets, books, records or other non-public information, or to any personnel, of TCO or any of its subsidiaries, in any such case with the intent to induce the making or submission of, or to knowingly encourage, facilitate or assist, an Acquisition Proposal; (3) participate, facilitate or engage in discussions or negotiations with any person with respect to an Acquisition Proposal or any offer, proposal or inquiry that would reasonably be expected to lead to an Acquisition Proposal; (4) enter into any letter of intent, memorandum of understanding, agreement in principle, investment agreement, merger agreement, acquisition agreement or other contract relating to an Acquisition Transaction (as defined in the Merger Agreement) or that would reasonably be expected to lead to an Acquisition Proposal; or (5) reimburse or agree to reimburse the expenses of any other person in connection with an Acquisition Proposal or any inquiry, discussion, offer or request that would reasonably be expected to lead to an Acquisition Proposal.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the approval of the Merger Agreement by TCO’s shareholders, the Board of Directors of TCO (the TCO Board) may in certain circumstances effect a Taubman Board Recommendation Change (defined as a Titanium Board Recommendation Change in the Merger Agreement) and terminate the Merger Agreement in order to enter into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement), subject to complying with certain notice and other specified conditions set forth in the Merger Agreement, including payment to Simon of a termination fee (as described below).
Termination Fees

Upon a termination of the Merger Agreement, under certain circumstances, TRG will be required to pay Simon a termination fee of $46.6 million if such termination occurs during the Go-Shop Period (and for a limited period beyond the Go-Shop Period in certain cases, as described in the Merger Agreement) and $111.9 million if such termination occurs after the conclusion of the Go- Shop Period. The termination fee is payable if the Merger Agreement is terminated by TCO prior to the approval of the Merger Agreement by TCO’s shareholders to accept a Superior Proposal, as further described in the Merger Agreement. In addition, the termination fee is payable to Simon if Simon terminates the Merger Agreement under certain circumstances and subject to certain restrictions, including if the TCO Board effects a Taubman Board Recommendation Change. If (1) the Merger Agreement is terminated (A) by either TCO or Simon because the Mergers have not occurred by the end date described below or because TCO shareholder approval is not obtained at a shareholder meeting duly held for such purpose or (B) by Simon in respect of a breach of TCO’s covenants or agreements that would give rise to the failure of a closing condition that is incapable of being cured within the time periods prescribed by the Merger Agreement; (2) an alternative acquisition proposal has been made to TCO and publicly announced or otherwise disclosed and not withdrawn; and (3) within twelve months after termination of the Merger Agreement, TCO enters into a definitive agreement with respect to an alternative acquisition proposal (and subsequently consummates such transaction) or consummates a transaction with respect to an alternative acquisition proposal, TRG will pay Simon the termination fee.

Other Terms of the Merger Agreement

The Simon Parties and Taubman Parties each made certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by the Taubman Parties to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, and a covenant by Simon to maintain its REIT qualification, during the period between the execution of the Merger Agreement and the consummation of the Mergers. Further, each party has agreed to use its reasonable best efforts to obtain any necessary regulatory approvals, subject to Simon’s right to control the process of seeking such approvals and certain other limitations, including that Simon need not take any action that would be a Simon Burdensome Condition (as defined in the Merger Agreement) under the Merger Agreement and TCO need not take any action that would be a Taubman Burdensome Condition (as defined in the Merger Agreement) under the Merger Agreement. Further, the Simon Parties are not required to close prior to November 9, 2020 if a governmental investigation or proceeding is pending that, in Simon’s reasonable judgment, following consultation with TCO and the Taubman Family, would reasonably be expected to lead to a Simon Burdensome Condition.
TCO has also agreed to seek to obtain certain third party consents prior to the closing, and if such consents are not obtained or the need for such consents is not otherwise removed, the Simon Parties are not obligated to close until after July 9, 2020.

Joint Venture Agreement

Immediately following the Conversion, Surviving TCO and the Taubman Family will enter into an operating agreement with respect to the Joint Venture (the Operating Agreement) that will define the rights, duties, and responsibilities of Surviving TCO and the Taubman Family as members of the Joint Venture. At the time of the Conversion, Surviving TCO will hold 80% of the common units of the Joint Venture and the Taubman Family will hold the remaining 20%. Affiliates of Simon will also hold certain preferred units of the Joint Venture as consideration for providing the funds for the redemption of the TCO Series J Preferred Stock and the TCO Series K Preferred Stock, which preferred units will be on substantially the same terms as the TCO Series J Preferred Stock and the TCO Series K Preferred Stock.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the occurrence of certain specified termination events (including, but not limited to, the Taubman Family’s ownership falling below a specified threshold) (the Taubman Period), the operations of the Joint Venture and its subsidiaries will be managed by the Chief Executive Officer, Robert S. Taubman (or, if Robert S. Taubman ceases to be Chief Executive Officer, William S. Taubman or another Taubman Family appointee reasonably acceptable to Surviving TCO), subject to approval rights held by Surviving TCO over certain material matters, including, but not limited to, equity issuances, debt incurrences beyond certain agreed-upon exceptions, the annual budget (subject to certain procedures and exceptions), material litigation, affiliate transactions, and material contracts. In addition, for as long as Simon intends to qualify as a real estate investment trust, the Joint Venture is obligated to operate as if it were a real estate investment trust.

Following the end of the Taubman Period, the operations of the Joint Venture and its subsidiaries will be managed by a board of directors appointed by Surviving TCO, subject to a more limited set of approval rights held by the Taubman Family, subject to the Taubman Family maintaining certain minimum ownership thresholds.

The Joint Venture will be required to distribute to its members, on a monthly basis, in addition to certain other minimum requirements agreed to in the Operating Agreement, the greater of (1) 95% of the portion of the Joint Venture’s REIT taxable income attributable (directly or indirectly) to Surviving TCO, grossed up for all the members of the Joint Venture and (2) certain minimum distribution levels agreed by Surviving TCO and the Taubman Family.

Subject to customary exceptions, the Operating Agreement will restrict the Taubman Family from transferring its equity in the Joint Venture to third parties. Subject to customary exceptions, Surviving TCO will be restricted from transferring its equity in the Joint Venture to third parties until the earlier of the seventh anniversary of the Conversion and the end of the Taubman Period. The Taubman Family will have the right to exchange its equity interests for limited partnership units in the Simon Operating Partnership or cash or a combination of such units and cash (at the Taubman Family’s election) based on specified valuation methods at the following times and in the following amounts:

•
Between the second and third anniversaries of the Conversion (i.e., between 24 to 36 months thereafter): One-time exchange of 100% of the Taubman Family’s equity in the Joint Venture. Surviving TCO will have the option to modify the consideration for such exchange to be 50% in limited partnership units in the Simon Operating Partnership and 50% in cash. Surviving TCO will also have the option to cause the exchange of half of the equity interests subject to such exchange to close on a delayed basis, within one year of the initial closing, for the same value and consideration mix.

•
After the second anniversary of the Conversion: Up to 20% of the Taubman Family’s initial equity in the Joint Venture may be exchanged following the second anniversary, 40% following the third anniversary, 60% following the fourth anniversary, 80% following the fifth anniversary and 100% following the sixth anniversary and thereafter.

•
In each case, an exchange must be for no less than a number of equity interests equal to 10% of the common units of the Joint Venture owned by the Taubman Family as of the effective time of the Conversion or the Taubman Family’s entire remaining equity stake, if smaller.

The Taubman Family will agree to vote any limited partnership units in the Simon Operating Partnership it acquires pursuant to any such exchanges as directed by the Simon family designee under the limited partnership agreement of the Simon Operating Partnership, subject to certain exceptions.

The Taubman Family will have customary registration rights with respect to any common shares of Simon it may receive upon redemption or exchange of any limited partnership units in the Simon Operating Partnership received pursuant to such exchanges.

Under certain circumstances, Surviving TCO will have the right to cause the Taubman Family to exchange 100% of its equity interests in the Joint Venture for limited partnership units in the Simon Operating Partnership or cash or a combination of such units and cash (at Surviving TCO’s election), pursuant to the same pricing mechanics as the Taubman Family’s elective exchanges. The Taubman Family will have the option to modify the consideration for such exchange to be 50% in limited partnership units in the Simon Operating Partnership and 50% in cash.

Certain members of the Taubman Family involved in the management of the Joint Venture will agree to customary non-competition obligations until such time as the Taubman Family no longer owns 2% of the common units in the Joint Venture and for one year thereafter.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Taubman Family’s ownership falling below a specified threshold, subject to certain exceptions, business opportunities first identified by the Joint Venture will belong to the Joint Venture and Surviving TCO will agree not to pursue such business opportunities outside of the Joint Venture without the consent of the Taubman Family.

The foregoing description of the Operating Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Operating Agreement, which is attached as Exhibit B to the Merger Agreement and is incorporated herein by reference.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2019, 2018, and 2017
(in thousands)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Transfers, net	Balance at end of year
Year Ended December 31, 2018
Allowance for doubtful receivables	$10,237	$3,728		$(3,605)		$10,360	(1)
Year Ended December 31, 2017
Allowance for doubtful receivables	$4,311	$11,025		$(5,099)		$10,237

(1)
In connection with the adoption of ASC Topic 842 ("Leases") on January 1, 2019. we now review the collectibility of both billed and accrued charges under our tenant leases each quarter taking into consideration the tenant’s historical payment status, credit profile, and known issues related to tenant operations. As a result of the above change in evaluation in uncollectible tenant revenues, the allowance for doubtful accounts was written off and an entry was recorded as of January 1, 2019 to adjust the receivables and equity balances of our Consolidated Businesses and Unconsolidated Joint Ventures. Refer to "Note 1 - Summary of Significant Accounting Policies - Changes in Accounting Policies - Accounts Receivable and Uncollectible Tenant Revenues" in the consolidated financial statements for further discussion of our adoption of ASC Topic 842 related accounts receivable and uncollectible tenant revenues.

See accompanying report of independent registered public accounting firm.

Schedule III
TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
	Land	Buildings, Improvements, and Equipment		Cost Capitalized Subsequent to Acquisition	Land	BI&E	Total		Accumulated Depreciation (A/D)		Total Cost Net of A/D	Encumbrances	Year Opened / Expanded	Year Acquired	Depreciable Life
Shopping Centers:
Beverly Center Los Angeles, CA		$200,902		$472,892		$673,794	$673,794		$208,109		$465,685		1982		40 years
Cherry Creek Shopping Center Denver, CO		99,087		261,221		360,308	360,308		191,539		168,769	$550,000	1990 / 1998 / 2015		40 years
City Creek Shopping Center Salt Lake City, UT		75,229		7,016		82,245	82,245		21,957		60,288	75,359	2012		30 years
Dolphin Mall, Miami, FL	$34,881	222,301		134,603	$34,881	356,904	391,785		149,059		242,726		2001 / 2007 / 2015		50 years
The Gardens on El Paseo Palm Desert, CA	23,500	131,858		14,365	23,500	146,223	169,723		33,386		136,337		1998 / 2010	2011	48 years
Great Lakes Crossing Outlets Auburn Hills, MI	15,506	188,773		77,840	15,506	266,613	282,119		140,261		141,858	193,515	1998		50 years
The Mall at Green Hills Nashville, TN	48,551	332,261		237,314	48,551	569,575	618,126		98,115		520,011	150,000	1955 / 2011 / 2019	2011	40 years
International Market Place Honolulu, HI		539,924		14,007		553,931	553,931		101,235		452,696	250,000	2016		50 years
The Mall of San Juan San Juan, PR	17,617	476,742		21,183	17,617	497,925	515,542		91,654		423,888		2015		50 years
The Mall at Short Hills Short Hills, NJ	25,114	167,595		271,485	25,114	439,080	464,194		220,912		243,282	1,000,000	1980 / 1994 / 1995 / 2011		40 years
Taubman Prestige Outlets Chesterfield Chesterfield, MO	16,079	3,697	(1)		16,079	3,697	19,776			(1)	19,776		2013		50 years
Twelve Oaks Mall Novi, MI	25,410	190,455		108,500	25,410	298,955	324,365		188,181		136,184	292,311	1977 / 1978 / 2007 / 2008		50 years

Other:
Office Facilities	5,123	12,519		51,564	5,123	64,083	69,206		29,201		40,005	12,000		2014	35 years
Peripheral Land	16,994				16,994		16,994				16,994
Construction in Process and Development - pre-construction costs	8,058			94,796	8,058	94,796	102,854				102,854
Assets under CDD Obligations	3,969	58,512		1,889	3,969	60,401	64,370		38,133		26,237
Other		21,729				21,729	21,729		3,249		18,480
Total	$240,802	$2,721,584		$1,768,675	$240,802	$4,490,259	$4,731,061	(2)	$1,514,992		$3,216,069

Schedule III

The changes in total real estate assets and accumulated depreciation for the years ended December 31, 2019, 2018, and 2017 are as follows:

TAUBMAN CENTERS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

	Total Real Estate Assets					Accumulated Depreciation
	2019		2018	2017		2019		2018	2017
Balance, beginning of year	$4,717,569		$4,461,045	$4,173,954	Balance, beginning of year	$(1,404,692)		$(1,276,916)	$(1,147,390)
New development and improvements	172,027		306,032	320,977	Depreciation	(172,960)		(155,133)	(161,091)
Disposals/Write-offs	(158,535)	(1)	(49,508)	(33,886)	Disposals/Write-offs	62,661	(1)	27,357	31,565
Balance, end of year	$4,731,061		$4,717,569	$4,461,045	Balance, end of year	$(1,514,992)		$(1,404,692)	$(1,276,916)

(1)
In May 2018, we closed on a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). We have deferred recognition of a sale until our termination right is no longer available, with the right ceasing upon TSG commencing construction of a redevelopment. TSG has made significant progress on its redevelopment plans and the commencement of construction is probable within the year, leading to an expected sale of the property in 2020. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero. As a result of the impairment, the related accumulated depreciation was set to zero.

(2)    The unaudited aggregate cost for federal income tax purposes as of December 31, 2019 was $5.176 billion.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	February 27, 2020	By:	/s/ Robert S. Taubman
Robert S. Taubman, Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Taubman	Chairman of the Board, President,	February 27, 2020
Robert S. Taubman	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Simon J. Leopold	Executive Vice President, Chief Financial Officer,	February 27, 2020
Simon J. Leopold	and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mayree C. Clark	Director	February 27, 2020
Mayree C. Clark

/s/ Michael J. Embler	Director	February 27, 2020
Michael J. Embler

/s/ Janice L. Fields	Director	February 27, 2020
Janice L. Fields

/s/ Michelle J. Goldberg	Director	February 27, 2020
Michelle J. Goldberg

/s/ Nancy Killefer	Director	February 27, 2020
Nancy Killefer

/s/ Cornelia Connelly Marakovits	Director	February 27, 2020
Cornelia Connelly Marakovits

/s/ Ronald W. Tysoe	Director	February 27, 2020
Ronald W. Tysoe

/s/ Myron E. Ullman, III	Director	February 27, 2020
Myron E. Ullman, III