Form 10-K/A
period 2019-12-31
TAUBMAN CENTERS INC
filed 2020-04-29
CIK 890319

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the 59,434,600 shares of Common Stock held by non-affiliates of the registrant as of June 28, 2019 was $2.4 billion, based upon the closing price of $40.83 per share on the New York Stock Exchange composite tape on June 29, 2019. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)  As of April 28, 2020, there were outstanding 61,608,379 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Taubman Centers, Inc. (TCO, Taubman or the Company) is a Michigan corporation (incorporated in 1973) that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 70% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we”, “us”, and “our” refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand shopping centers and interests therein. Our owned portfolio of operating centers as of December 31, 2019 consisted of 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties.

This Amendment No. 1 to Form 10-K (this Amendment) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed on February 27, 2020 (the Original Filing) by the Company. This Amendment amends and restates in its entirety Part III, Items 10 - 14 of the Original Filing to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. The information included on the cover page of the Original Filing under “Documents Incorporated By Reference” is hereby deleted. In addition, as required under the Securities and Exchange Act of 1934, as amended (the Exchange Act), certifications by the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, Item 15 hereof. We are amending Part IV solely to add those certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors
Our directors are set forth below.

Name	Age	Title	Term Ending
Mayree C. Clark	63	Director	2020
Michael J. Embler	56	Director	2020
Janice L. Fields	64	Director	2020
Michelle J. Goldberg	51	Director	2020
Nancy Killefer	66	Director	2020
Cia Buckley Marakovits	55	Director	2020
Robert S. Taubman	66	Chairman of the Board, President and Chief Executive Officer	2020
Ronald W. Tysoe	67	Director	2020
Myron E. Ullman, III	73	Lead Director	2020

Director Background and Qualifications
The following biographies set forth the business experience during at least the past five years of each director. In addition, the following includes, for each director, a brief discussion of the specific experiences, qualifications, attributes and skills that led to the conclusion that each director should serve on the Board of Directors of TCO (the Board) at this time in light of the goals set forth above.

Mayree C. Clark Director since: 2018 Age: 63
Qualifications, Attributes, Skills and Experience:
» Brings significant investor stewardship and extensive business leadership experience as CEO of an investment management firm and as an executive of a major public financial services company

» Possesses experience in real estate, investment banking and capital markets, asset management, strategic planning, governance, and risk management, as well as extensive global exposure through her prior professional positions and service on other boards and professional organizations

» Appointed by the Council of Institutional Investors to serve on the 2019 Corporate Governance Advisory Council

» Served on the board of directors of the Stanford Management Company, which is responsible for Stanford University's endowment (2007-2015) and Commonfund (1992-2004)

Current Occupation(s):
» Founding partner of Eachwin Capital, an investment management organization, which she led from 2011 to late 2016 for the benefit of third party investors and now oversees her family's investments

Prior Occupation(s):
» Independent director of Regulatory Data Corp. (RDC), owned by Vista Equity Partners, until 2020

» Partner and member of the executive committee of AEA Holdings, and a Senior Advisor to its real estate affiliate, Aetos Capital Asia from 2006 to 2010

» Held a variety of executive positions at Morgan Stanley over a span of 24 years from 1981 to 2005, serving as Head of Real Estate Capital Markets, Global Research Director, Director of Global Private Wealth Management, deputy to the Chairman, President and Chief Executive Officer, and non-executive Chairman of MSCI

Other Public Company Board(s):
» Director of Ally Financial Inc. (since 2009) (including service on the Audit and Risk Committees) (past Chair of the Risk Committee)

» Member of the Supervisory Board of Deutsche Bank (since 2018) (including service as Chair of the Risk Committee and a member of the Strategy Committee and Nomination Committee)

Michael J. Embler Director since: 2018 Age: 56
Qualifications, Attributes, Skills and Experience:
» Brings investor perspective and experience in finance, asset management and restructurings, capital markets and capital management

» Possesses experience as a senior executive, perspective as an institutional investor and service as a public company director

» Serves as a director of Mohonk Preserve, a non-profit land trust in New York State, where he serves as Treasurer and Chair of the Finance Committee

» As a result of the foregoing expertise and experience, Mr. Embler qualifies as a financial expert under SEC rules

» Possesses a Certificate in Cybersecurity Oversight from the National Association of Corporate Directors

Current Occupation(s): » Private investor

Prior Occupation(s):
» Chief Investment Officer of Franklin Mutual Advisers LLC, an asset management subsidiary of Franklin Resources, Inc. from 2005 to 2009. Head of its Distressed Investment Group from 2001 to 2005

» From 1992 until 2001, he worked at Nomura Holdings America in positions of increasing responsibility culminating in the position of Managing Director co-heading Nomura's Proprietary Distressed Debt/Special Situations Group

Other Public Company Board(s):
» Director of NMI Holdings, Inc. (since 2012) (including service as Chair of the Audit Committee and a member of the Compensation Committee)

» Director of American Airlines Group, Inc. (since 2013) (including service as Chair of the Finance Committee and a member of the Audit Committee)
» Previously served as director of CIT Group Inc. from 2009 to 2016 (most recently served as a member of the Audit Committee and Nominating and Governance Committee), Abovenet, Inc. from 2003 to 2012 (most recently served as a member of the Audit Committee and Governance and Nominating Committee), Dynegy Inc. from 2011 to 2012 (most recently served as Chair of the Compensation and Human Resources Committee) and Kindred Healthcare from 2001 to 2008 (most recently served as a member of the Quality and Compliance Committee)

Janice L. Fields Director since: 2019 Age: 64
Qualifications, Attributes, Skills and Experience:
» Seasoned retail- and consumer-oriented executive with strong operational and corporate governance experience

» Possesses a diversity of experience, including brand marketing, finance, supply chain, human relations, real estate, sustainability, communications, investor relations, risk management, strategic planning and global experience

» Extensive public company board and board committee experience

» Has served on the Global Board of Trustees for the Ronald McDonald House Charities since 2012

Current Occupation(s):
» Professional Director of Public Company Boards as set forth below:

» Welbilt, Inc. since 2018 (member of the Compensation Committee and Corporate Governance Committee)

» Chico’s FAS, Inc. since 2013 (Chair of the Corporate Governance and Nominating Committee and a member of the Executive Committee)

Prior Occupation(s):
» President, McDonald’s USA, LLC, a subsidiary of McDonald’s Corporation, from 2010 to 2012; U.S. Division President for the Central Division from 2003 to 2006; Executive Vice President and Chief Operating Officer from 2006 to 2010; served in numerous other roles in her 35 years at McDonald’s

Other Public Company Board(s):
» Previously served as director of Monsanto Company from 2008 to 2018 (most recently served as Chair of the Sustainability and Corporate Responsibility Committee) and Buffalo Wild Wings, Inc. from 2017 to 2018 (most recently served as Chair of the Board)

Michelle J. Goldberg Director since: 2019 Age: 51
Qualifications, Attributes, Skills and Experience:
» As a venture capital investor and advisor to firms, Ms. Goldberg specializes in eCommerce and digital media, internet analytics, mobile and enterprise software

» Provides a deep understanding of enterprise technology, including cloud computing, big data, scalability and SaaS

» Possesses substantial public company board and corporate governance experience

» Conversant in Mandarin

» Possesses a B.A. in Asian Studies from Columbia College, where she is now a member of the Board of Visitors, and an M.A. in East Asian Studies from Harvard University

Current Occupation(s):
» Partner at Ignition Partners, an early stage, technology venture capital firm, since 2000

» Venture Partner at SoGal Ventures, investing in how the next generation lives, works and stays healthy, since 2017

Prior Occupation(s):
» Consultant in Microsoft's Developer Division, from 1999 to 2000

» Investment Banker working in middle market mergers and acquisitions at Olympic Capital Partners, from 1997 to 2000

» Associate, Management Consulting in the financial institutions group at A.T. Kearney, Inc., from 1994 to 1997

» Project Coordinator for the China External Trade Development Council in Taiwan, from 1991 to 1992

Other Public Company Board(s):
» Director of Legg Mason, Inc. (since 2017) (including service as Chair of the Risk Committee and a member of the Special M&A and Audit Committees)

» Previously served on the board of Plum Creek Timber Company, Inc. from 2015 to 2016 (including service as a member of the Compensation Committee)

Nancy Killefer Director since: 2019 Age: 66
Qualifications, Attributes, Skills and Experience:
» Experienced senior executive and director. Ms. Killefer worked for McKinsey & Company, Inc. for 31 years in a variety of leadership roles, where she served a multitude of consumer, retail, restaurant, technology and other companies

» Possesses a diversity of experience across a number of sectors combined with significant leadership experience, strategic depth and global experience

» Provides significant governance, compensation and human resources expertise resulting from her board experience

» Brings substantial experience in the areas of strategic planning and finance

» As a result of the foregoing expertise and experience, Ms. Killefer qualifies as a financial expert under SEC rules

» Extensive experience serving on U.S. government and other boards. From 2000 to 2005, she served on the IRS Oversight Board (Chair of the Board from 2002 to 2005). From 2014 to 2018, she served on the Defense Business Board, an advisory board to the U.S. Secretary of Defense (Vice Chair)

» Served as a director of The Advisory Board Company from 2013 to 2017 (including service as a member of the Audit Committee)

Current Occupation(s):
» Professional Director of Public Company Boards as set forth below:

» Facebook, Inc. since 2020

» Natura & Co. since 2020

» Cardinal Health Inc. since 2015 (member of the Human Resources and Compensation Committee)

Prior Occupation(s):
» Senior Partner, McKinsey & Company, Inc.’s Public Sector practice (which she founded), from 2007 to 2013; Managing Partner of McKinsey’s Washington D.C. office, from 2000 to 2007; served in various other leadership positions at McKinsey, including director, from 1979 to 1997

» Served in various roles at the U.S. Department of the Treasury, including as Assistant Secretary for Management, Chief Financial Officer and Chief Operating Officer, from 1997 to 2000

Other Public Company Board(s):
» Previously served as director of Avon Products, Inc. from 2013 to 2020 (including service as Chair of the Nominating and Corporate Governance Committee and a member of the Compensation and Management Development Committee), CSRA Inc. from 2015 to 2018 (including service as Chair of the Board and Chair of the Executive Committee) and Computer Sciences Corporation from 2013 to 2015 (including service as Chair of the Compensation Committee)

Cia Buckley Marakovits Director since: 2016 Age: 55
Qualifications, Attributes, Skills and Experience:
» In-depth expertise and knowledge of real estate (domestic and globally), private investing, fiduciary responsibility with institutional investors, capital markets, finance, risk assessment, compliance and executive management throughout her professional experiences and service with real estate industry associations and in academia

» Extensive experience with real estate investing in diverse asset classes on behalf of numerous, varied institutional investors, which provides her with significant and valuable insight into our strategic planning and valuation analysis and, especially, our investors’ views regarding those items

» Possesses an in-depth knowledge of accounting and finance from her executive and private director positions, which included serving as President and Chief Financial Officer

» As a result of the foregoing expertise and experience, Ms. Buckley Marakovits qualifies as a financial expert under SEC rules

Current Occupation(s):
» President (since 2020), Chief Investment Officer (since 2012), Partner, Managing Director and Member of the Investment Committee (since 2007) of Dune Real Estate Partners LP (which evolved from Dune Capital Management LP)
                                                                                            Prior Occupation(s):
» From 1997 to 2007, held a variety of positions at JER Partners (an affiliate of the J.E. Robert Companies), including Chief Financial Officer, Head of Asset Management, Head of Acquisitions and, most recently, President of the U.S. Fund Business; also served on various investment committees of JER Partners

» Spent nine years in the Real Estate Investment Banking Group of Bankers Trust managing investments in a variety of asset classes

Other:
» Full Member of the Urban Land Institute

» Former Chair of the Investment Committee for ULI and ULIF

» Trustee of ULI, active in the Women’s Leadership Initiative

» Member of the Pension Real Estate Association

» Member of Columbia Business School’s MBA Real Estate Program Advisory Board

» Member of the Executive Committee of the Samuel Zell and Robert Lurie Real Estate Center at the Wharton School of Business

» Member of WX, Women Executives in Real Estate

» Treasurer and Member of the Board of Trustees and Chair of the Finance Committee, Collegiate School

» Trustee of Phillips Exeter Academy
Other Public Company Board(s): » None

Robert S. Taubman Director since: 1992 Age: 66
Qualifications, Attributes, Skills and Experience:
» Has led TCO as a principal executive officer for over 36 years, as a director for 28 years and as Chairman of the Board for 19 years. He is a recognized leader in the REIT and regional mall industries

» Under his leadership, our total shareholder return over the last 21 years has been 823%

» Unique perspective and understanding of our business, culture and history, having led us through many economic cycles, internal and external growth and curtailment, global expansion and other key operational and strategic initiatives. His day-to-day leadership of TCO gives him critical insights into our operations, strategy and competition, and allows him to facilitate the Board's ability to perform its critical oversight function

» Through his work at TCO and his leadership roles in numerous real estate and shopping center industry associations in Michigan and nationally, he possesses an in-depth knowledge of the REIT industry and regional malls, outlet centers and mixed-use centers on a global basis, and has significant relationships with key developers, potential and current joint venture partners, and tenants

» Extensive board and board committee experience at other public companies, including through his current and long-standing service as a director of Comerica Bank and prior long-term service as a director of Sotheby's Holdings, also provides him significant insight as to governance and compliance-related matters of public companies

Current Occupation(s):
» Chairman of the Board, and President and Chief Executive Officer of TCO and the Manager, which is a subsidiary of TRG. He has been Chairman since December 2001 and President and CEO since 1990

Other:
» Past Chairman of the board and a director of the Real Estate Roundtable

» Member and former Trustee of the Urban Land Institute

» Advisory Board of Governors, National Association of Real Estate Investment Trusts

» Member and past trustee of the International Council of Shopping Centers

» Member of the University of Michigan Investment Advisory Committee for its endowment and is involved in a number of other community and philanthropic organizations

» Brother of William Taubman

Other Public Company Board(s):
» Comerica Bank and related predecessor boards since 1987 (currently, a member of the Enterprise Risk Committee)

» Previously served as director of Sotheby's Holdings, Inc., the international art auction house, from 2000 through his retirement from the board in May 2016 (most recently served as Chair of the Finance Committee)

Ronald W. Tysoe Director since: 2007 Age: 67
Qualifications, Attributes, Skills and Experience:
» Long-standing service as a senior executive and a director of a company in the retail industry has provided him with extensive knowledge and experience in transactional, brand marketing, strategic planning, governance and international business matters

» Such experience enables Mr. Tysoe to provide unique insight into tenant and development matters and the retail industry generally

» Possesses an in-depth knowledge of accounting and finance from his executive and director positions, which included serving as a chief financial officer

» Extensive board and board committee experience at other public companies across many industries, including through his current service to three other public companies, which enables him to provide significant insight as to governance and compliance-related matters and in particular accounting and finance matters

» As a result of the foregoing expertise and experience, Mr. Tysoe qualifies as a financial expert under SEC rules

Current Occupation(s):
» Director of Hauser Private Equity since 2008

» Professional Director of Public Company Boards as set forth below:
» Cintas Corporation, since January 2008 (Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee)
» J. C. Penney Company, Inc., since August 2013 (Chairman of the Board, Chair of the Corporate Governance Committee and a member of the Human Resources and Compensation Committee)

Prior Occupation(s):
» Senior Advisor at Perella Weinberg Partners LP, a boutique investment banking firm in New York from October 2006 through September 2007

» Vice Chairman, Finance and Real Estate, of Federated Department Stores, Inc. (now Macy's, Inc.), from April 1990 to 2006, including as Chief Financial Officer of Federated from 1990 to 1997. Served on the Federated board of directors from 1988 until 2005

Other Public Company Board(s):
» Previously served as director of Canadian Imperial Bank of Commerce from February 2004 to April 2019 (including service as a member of the Risk Management Committee) and Scripps Networks Interactive, Inc. (spun off from E.W. Scripps Company), a media and broadcasting enterprise, from July 2008 to March 2018 (most recently served as Chair of the Audit Committee and a member of the Compensation Committee and Pricing Committee)

Myron E. Ullman, III Director since: 2016 (appointed Lead Director in 2016); and served 2003-04 Age: 73
Qualifications, Attributes, Skills and Experience:
» Through his senior leadership and public company board experience with U.S. and international retailers, he brings to the Board extensive knowledge in critical areas, including leadership of global businesses, finance, executive compensation, governance, risk assessment and compliance

» Possesses brand marketing experience and international distribution and operations experience from his roles at major U.S. and international retailers, as well as constructive insights and perspectives from positions he has held in the technology and real estate industries and the public sector

» Experiences as chairman and chief executive officer of various entities during his career provide the Board with insight into the challenges inherent in managing a complex organization

Prior Occupation(s):
» Served as Executive Chairman of J.C. Penney Company, Inc., from August 2015 to August 2016, and previously from November 2011 to January 2012. From April 2013 to August 2015, served as Chief Executive Officer and a member of the board of directors of J.C. Penney Company, Inc. Previously served as the Chairman of the board of directors and Chief Executive Officer from December 2004 to November 2011

» Served as Directeur General, Group Managing Director of LVMH Möet Hennessy Louis Vuitton, a luxury goods manufacturer and retailer, from July 1999 to January 2002
» From January 1995 to June 1999, he served as Chairman and Chief Executive Officer of DFS Group Limited, a retailer of luxury branded merchandise

» From 1992 to 1995, he served as Chairman and Chief Executive Officer of R.H. Macy & Co., Inc.

» Served as the Chairman of the National Retail Federation from 2006 to 2008

» Served as the Chairman of the Federal Reserve Bank of Dallas from 2008 to 2015

Other Public Company Board(s):
» Serves as Lead Independent Director and Chairman of the board of directors of Starbucks Corporation (including service as a member of the Nominating and Corporate Governance Committee)

» Has served on the board of directors for 11 U.S. and international public companies, including Starbucks, J.C. Penney Company, Inc., Ralph Lauren Corporation (most recently served as a member of the Audit Committee and Nominating and Corporate Governance Committee), Taubman Centers, Inc., Saks, Inc., R.H. Macy Corporation (most recently served as Chairman of the board of directors), LVMH Möet Hennessy Louis Vuitton, and Federated Department Stores, Inc. (most recently served as Deputy Chairman of the board of directors)

Executive Officers
The executive officers of TCO serve at the pleasure of the Board. As of April 22, 2020, the executive officers of TCO are as follows:

Name	Age	Title
Robert S. Taubman	66	Chairman of the Board, President and Chief Executive Officer
William S. Taubman	61	Chief Operating Officer
Simon J. Leopold	52	Executive Vice President, Chief Financial Officer and Treasurer
Paul A. Wright	49	President, Taubman Asia Management Limited
See “Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Director Background and Qualifications” for biographical and other information regarding Robert S. Taubman.
William S. Taubman is Chief Operating Officer of TCO, a position he has held since 2005. Mr. Taubman is also the Executive Vice President of the Manager, a position he has held since 1994. Mr. Taubman served as Executive Vice President of TCO from 1994 to 2005 and held various other positions with the Manager prior to 1994. Mr. Taubman served as a director of TCO from 2000 to 2018. He joined TCO in 1986 from Oppenheimer & Co., Inc. in New York, where he was a financial analyst specializing in mergers and acquisitions. His responsibilities include the overall management of the development, leasing and center operations functions.
Mr. Taubman also is a member of the International Council of Shopping Centers, where he previously served as Chairman of the Board. He is a member of the Urban Land Institute and the National Association of Real Estate Investment Trusts (NAREIT) and is involved in a number of other community and philanthropic organizations. He is also the brother of Robert S. Taubman.

Simon J. Leopold is Executive Vice President, Chief Financial Officer and Treasurer of TCO and the Manager. Mr. Leopold has been Executive Vice President and Chief Financial Officer since January 2016 and Treasurer since September 2012. Mr. Leopold joined us in September 2012 as Senior Vice President, Capital Markets and Treasurer, and he became Executive Vice President, Capital Markets and Treasurer in March 2015. Previously, Mr. Leopold spent approximately 13 years as an investment banker, where he served as the managing director in the real estate banking groups at Deutsche Bank (1999 to 2011), KBW (2011 to 2012) and UBS in 2012. Earlier in his career, Mr. Leopold worked in New York City government in a variety of urban planning and economic development positions in the Office of the Mayor, Department of City Planning and the city’s Economic Development Corporation. He is a member of the NAREIT, the International Council of Shopping Centers and the Urban Land Institute. He also has served as a director on the Board of Directors of Agree Realty Corporation since July 2019.
Paul A. Wright is President, Taubman Asia, a position he has held since January 1, 2020. Mr. Wright previously served as Executive Vice President, Global Head of Leasing of the Manager, a position he held from April 2017 to December 2019. Mr. Wright previously served in various other senior leasing roles for Taubman Asia Management Limited from mid-2006 to March 2017, most recently as Group Vice President of Leasing. Prior to joining the Company, Mr. Wright held senior-level positions with Citta Management Limited and Lendlease.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics (the Code), which sets out basic principles to guide the actions and decisions of all of our employees, officers (including our principal executive officer, principal financial officer and principal accounting officer) and directors. The Code covers numerous topics including honesty, integrity, raising concerns, conflicts of interest, compliance with laws and internal policies, corporate opportunities and confidentiality. Waivers of the Code are discouraged, but any waiver or material amendment that relates to our executive officers or directors may only be made by the Board or a Board committee and will be publicly disclosed on our website, www.taubman.com, under the Investors — Corporate Governance tab within four business days of such waiver or amendment. See “Related Person Transactions” for additional information on the Board's policies and procedures regarding related person transactions.

Audit Committee
The Audit Committee members are Michael J. Embler, Michelle J. Goldberg, Nancy Killefer and Ronald W. Tysoe (Chair). The Audit Committee is responsible for providing independent, objective oversight and review of our auditing, accounting and financial reporting processes, including by: reviewing the audit results and monitoring the effectiveness of our internal control over financial reporting, disclosure controls and internal audit function; reviewing our reports filed with or furnished to the U.S. Securities and Exchange Commission (the SEC) that include financial statements or results; and providing oversight of legal, ethical and regulatory compliance functions (including key compliance policies, such as the Code, Conflict of Interest and Related Person Transactions policies). In addition, the Audit Committee engages the independent registered public accounting firm and approves its work plan and fees. The Audit Committee may form and delegate authority to subcommittees as appropriate. See “Audit Committee Matters,” “Report of the Audit Committee” and the Audit Committee's charter for additional information on the responsibilities and activities of the Audit Committee.
The Board has determined that each Audit Committee member has sufficient knowledge in reading and understanding financial statements to serve thereon and is otherwise financially literate. The Board has further determined that three Audit Committee members, Mr. Embler, Ms. Killefer and Mr. Tysoe, qualify as “audit committee financial experts” within the meaning of SEC regulations and that each of them has the accounting and related financial management expertise required by the New York Stock Exchange (NYSE) listing standards. The designation of an “audit committee financial expert” does not impose upon such person any duties, obligations or liabilities that are greater than those generally imposed on such person as a member of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Item 11. EXECUTIVE COMPENSATION.

Director Compensation
Non-employee director compensation consists of a mix of cash and equity, with such directors retaining the option to defer such compensation under the Non-Employee Directors' Deferred Compensation Plan. The combination of cash and equity compensation is intended to provide incentives for non-employee directors to continue to serve on the Board, to further align the interests of the Board and shareholders and to attract new non-employee directors with outstanding qualifications. Directors who are employees or officers of TCO or any of our subsidiaries do not receive any compensation for serving on the Board and therefore are excluded from the director compensation table below. We reimburse all directors for expenses incurred in attending meetings or performing their duties as directors.
The Compensation Committee reviews the non-employee director compensation program approximately every other year and makes recommendations to the Board as appropriate. The Compensation Committee did not review the non-employee director compensation program in 2019 and no changes were made from the 2018 program.
2019 Compensation Program
The following table sets forth the compensation program for non-employee directors in 2019:

2019 ($)
Annual cash retainer:
Board	70,000
Additional annual cash retainer for Lead Director	25,000
Additional annual cash retainer for Committees:
Audit Committee chair	20,000
Audit Committee member	12,000
Compensation Committee chair	15,000
Compensation Committee member	6,000
Nominating and Corporate Governance Committee chair	12,500
Nominating and Corporate Governance Committee member	4,500
Annual equity retainer (fair market value)	125,000
Annual Cash Retainer.    The annual cash retainer was paid in installments each quarter (in advance).
Annual Equity Retainer.    In 2019, each non-employee director received shares of common stock each quarter (in advance) having a fair market value of $31,250. The number of shares received is determined by dividing such amount by the closing price of the common stock as of the last business day of the preceding quarter. The 2019 awards were made pursuant to the 2018 Omnibus Long-Term Incentive Plan (the 2018 Omnibus Plan). We do not coordinate the timing of share grants with the release of material non-public information, as the grant date is always the first business day of each quarter.
Non-Employee Directors' Deferred Compensation Plan.    Non-employee directors may defer the receipt of all or a portion of their cash retainer and equity retainer fee until the earlier of the termination of Board service or a change of control. The deferred amount is denominated in restricted share units (RSUs), and the number of RSUs received equals the amount of the deferred retainer fee divided by the fair market value of our common stock on the business day immediately before the date the director would have been otherwise entitled to receive the retainer fee. During the deferral period, the non-employee directors' notional deferral accounts are credited with dividend equivalents on their deferred RSUs (corresponding to cash dividends paid on our common stock), payable in additional RSUs based on the fair market value of our common stock on the business day immediately before the record date of the applicable dividend payment. Each non-employee director's notional deferral account is 100% vested. The restricted share units are converted into our common stock at the end of the deferral period for distribution. See “Security Ownership of Certain Beneficial Owners and Management - Ownership Table” beginning on page 45 for the amount of deferred shares held by non-employee directors.
Perquisites.    We do not provide any perquisites to directors.

2019 Compensation Table
The table below sets forth the compensation of each non-employee director in 2019. Mr. Jerome Chazen and Mr. Craig Hatkoff resigned from the Board effective January 15, 2019 and did not earn any compensation in 2019.

Name	Fees Earned or Paid in Cash ($) (1)(4)	Stock Awards ($) (2)(4)	Total ($)
Mayree C. Clark	96,750	124,875	221,625
Michael J. Embler	87,625	125,000	212,625
Janice Fields	76,000	125,000	201,000
Nancy Killefer	82,000	125,000	207,000
Michelle Goldberg(3)	41,000	62,500	103,500
Jonathan Litt(3)	41,000	62,500	103,500
Cia Buckley Marakovits	80,500	125,000	205,500
Ronald W. Tysoe	108,000	125,000	233,000
Myron E. Ullman, III	112,000	125,000	237,000
Total	724,875	999,875	1,724,750

(1)	Represents primarily amounts earned in cash in 2019 with respect to the annual cash retainers, as well as cash paid for fractional shares awarded under the 2018 Omnibus Plan.
(2)
Reflects shares of common stock granted under the 2018 Omnibus Plan in 2019. The amounts reported reflect the grant-date fair value of each award, which equals the corresponding cash value of the award.

(3)	Mr. Litt's service on the Board ended on May 31, 2019. Ms. Goldberg's service on the Board began on May 31, 2019.
(4)
In 2019, the following directors elected to defer the receipt of all or a portion of their cash retainers and/or equity retainers under the Non-Employee Directors' Deferred Compensation Plan. The restricted share units were fully vested on the grant date.

Name	2019 Cash Deferrals ($)	2019 Stock Deferrals ($)	Restricted Share Units Credited (excl. dividend equivalents) (#)
Michael J. Embler(1)	—	125,000	2,809
Janice Fields	76,000	125,000	4,409
Nancy Killefer	82,000	125,000	4,541
Michelle Goldberg(2)	41,000	62,500	2,535
Jonathan Litt(2)	41,000	62,500	2,116
Cia Buckley Marakovits	80,500	125,000	4,617
Ronald W. Tysoe(1)	—	125,000	2,809
Myron E. Ullman, III	112,000	125,000	5,325

(1)	Mr. Embler and Mr. Tysoe elected to defer 0% of their cash compensation in 2019.
(2)	Mr. Litt's service on the Board ended on May 31, 2019. Ms. Goldberg's service on the Board began on May 31, 2019.
Director Stock Ownership Guidelines
The Board has adopted stock ownership guidelines for the non-employee directors of TCO to further align the interests of shareholders and directors. The current guidelines are available on our website, www.taubman.com, under the Investors - Corporate Governance tab.
Under the current guidelines, non-employee directors are required to maintain shares having a value of $350,000 (five times the annual cash retainer and excluding the additional cash retainer for Lead Director, committee chairs and members). Until the requirement is satisfied, a non-employee director must retain at least 50% of the net shares that vest. However, once the requirement is satisfied initially, a non-employee director will not be subject to such retention requirement if the total value of the shares falls below the requirement solely due to a decline in the price of our common stock. As of February 1, 2020, all non-employee directors in service were in compliance with the accumulation, or ownership, requirements under such guidelines.
Compensation Discussion and Analysis (CD&A)
The Compensation Discussion and Analysis (CD&A) describes and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to our Named Executive Officers (NEOs). Our NEOs in 2019 are:

Name	Title
Robert S. Taubman	Chairman of the Board, President and Chief Executive Officer
Simon J. Leopold	EVP, Chief Financial Officer and Treasurer
William S. Taubman	Chief Operating Officer
Paul A. Wright (1)	EVP, Global Head of Leasing
Peter J. Sharp (1)	Former President, Taubman Asia Management Limited
(1) Peter Sharp resigned as President, Taubman Asia Management Limited effective October 9, 2019. Mr. Wright was promoted to President, Taubman Asia Management Limited effective January 1, 2020.
The following chart highlights the key considerations behind the development, review and approval of our NEOs' compensation in 2019:

Objectives
Our NEO compensation program is designed to:
• Align executives' long-term interests with those of our shareholders
• Reward superior individual and Company performance
• Attract, retain and motivate key executives who are critical to our operations

Philosophy
Our NEO compensation philosophy is built on the following principles:
• Provide total compensation that is fair and competitively positioned in the marketplace
• Reward results linked to short-term and long-term performance (pay for performance)
• Drive a focus on increasing long-term shareholder value
• Ensure incentives do not encourage inappropriate risk-taking

Executive Summary
The following summary shows our continued commitment to align our compensation policies and practices with our performance while maintaining appropriate compensation governance. Also included below is a summary of the 2019 compensation related actions we believe will best position us to deliver long-term shareholder value.

What We Do:
•	Pay for Performance
•	Balance long-term and short-term incentives through a mix of metrics and performance periods
•	Benchmark compensation against an appropriate peer group
•	Independent committee administrates our equity plans
•	Use an industry specific index peer group as a long-term performance metric
•	Maintain a Clawback Policy
•	Maintain robust stock ownership requirements and monitor potential risks in our incentive plans
•	Engage an independent compensation consultant
What We Don't Do:
•	Permit excise tax gross ups
•	Allow for equity vesting of less than one year or “single trigger” Change in Control vesting under the 2018 Omnibus Plan
•	Provide tenure-based benefits for executives, such as pension plans and retiree medical benefits
•	Pay dividends or dividend equivalent rights prior to vesting of equity award
•	Reprice, discount or reload stock options
•	Provide guaranteed bonuses
2019 Company Performance Highlights
Our key financial results for 2019 included the following:

•	Net income attributable to common shareholders of $3.32 per diluted common share, compared to $0.95 per diluted common share in 2018

•
Adjusted funds from operations (AFFO) per diluted common share of $3.71(1) compared to AFFO per diluted share of $3.83 in 2018(2) (for additional information on funds from operations (FFO) and AFFO, see “Use of Non-GAAP Measures” below)

•	Comparable Center Net Operating Income (NOI) in 2019 compared to 2018:

•	Decreased by 2.6% - including lease cancellation income

•	Decreased by 1.3% - excluding lease cancellation income

The Compensation Committee (the Committee) believes that AFFO and Comparable Center NOI are important supplemental measures of operating performance for REITs. Consequently, these measures are used as performance metrics in our incentive programs, creating an important link between pay and operating performance.
________________________________
(1) AFFO in 2019 excludes costs associated with shareholder activism, the fluctuation in the fair value of equity securities, restructuring charges, a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan, costs related to Blackstone transactions, Taubman Asia President transition costs, and a promote fee, net of tax, related to Starfield Hanam
(2) AFFO in 2018 excludes costs associated with shareholder activism, the fluctuation in the fair value of equity securities, restructuring charges, and a charge recognized in connection with the write-off of deferred financing costs related to the early payoff of our $475 million unsecured term loan
Aligning Pay with Performance
To ensure that we are adhering to our pay for performance principles, a significant portion of the NEOs' compensation is at-risk based on the extent to which the following target performance measures are achieved:

•	AFFO,

•	Growth in Comparable Center NOI, excluding lease cancellation income,

•	Asia goals related to combined center NOI and operating performance, and

•	Absolute and relative total shareholder return (TSR).

Our incentive compensation programs for NEOs are designed to link compensation performance with our business goals, some of which are short-term, while others take several years to achieve. To the extent target performance measures are not achieved, or they are exceeded, the NEOs generally will earn compensation below or above the target total direct compensation, respectively, supporting our pay-for-performance objectives. Achievement of the short and long-term performance goals at target are reasonably possible but challenging based on historical comparisons and internal budgets which are reviewed by the Committee when establishing performance goals.
For 2019, our pay for performance philosophy was demonstrated through both our short and long-term programs with our annual bonus plan being funded slightly above target due to AFFO performance of $3.71, which exceeded the mid-point of our initial 2019 FFO/share guidance of $3.68, as discussed further on page 19. In contrast, the performance-based long-term incentive awards made in 2017, which vested in early 2020, resulted in 0.52x target payout for the relative TSR performance metric and no payout for the Comparable Center NOI performance metric as described further on page 20 and 21.
CEO / Other NEO Target Total Direct Compensation Mix
The charts below illustrate the mix of target total direct compensation (consisting of target base salary, target annual cash incentive, and target long-term equity incentive, including without any forfeitures for the CEO (as discussed further below) and COO) in support of our pay for performance philosophy for the NEOs:

Voluntary Forfeiture of Compensation by CEO

•
Similar to 2017 and 2018, Mr. R. Taubman volunteered, with the approval of the Committee, to forfeit all of his annual equity awards and the majority of his base salary as detailed further on pages 22 and 23.

•
Similar to 2017 and 2018, the Committee adopted a tiered bonus funding approach that would begin funding the individual target cash bonus for Mr. R. Taubman only in the event our FFO/share exceeded $3.70. Based on our performance results (which exceeded the $3.70), Mr. R. Taubman received 2019 total direct pay of $1.4 million compared to his target total direct compensation of approximately $5 million.

•
These forfeiture actions were initiated by Mr. R. Taubman and supported by the Committee and the Board, given the collective focus on the long-term health of the business and advancing long-term value creation for shareholders.

Shareholder “Say-on-Pay” Votes
In evaluating the design of our executive compensation programs and the specific compensation decisions for each of our NEOs, the Committee considers shareholder input, including the advisory “say-on-pay” vote at our annual meeting. At the 2019 annual meeting, we received significant shareholder support for compensation programs for NEOs with 95% of the outstanding votes cast approving the proposal (compared to 97% in 2018).

Elements of the Executive Compensation Program
The following table describes how elements of compensation are intended to satisfy the Committee's compensation objectives.

	Link to Program Objectives	Type of Compensation	Important Features
Base Salary	• Fixed level of cash compensation to attract and retain key executives in a competitive marketplace	Cash	• Determined based on evaluation of individual’s experience, current performance, and internal pay equity and a comparison to the executive compensation peer group
Annual Cash Bonus
• Target cash incentive opportunity (set as a percentage of base salary) that encourages executives to achieve annual Company financial goals, and for Taubman Asia, certain operating goals
• Assists in retaining, attracting and motivating employees in the near term
Cash
• U.S. funding based on the performance measures of FFO per diluted common share, as adjusted for extraordinary and/or unusual items, and growth in Comparable Center NOI
• Payouts generally are based on individual performance

Long-Term Incentives Program: RSUs*
• Focuses executives on achievement of long-term Company financial and strategic goals especially with respect to PSUs in creating long-term shareholder value (pay-for-performance) by using TSR (relative and absolute) and Comparable Center NOI performance metrics
• Assists in maintaining a stable, continuous management team in a competitive market
• Maintains shareholder-management alignment
• Easy to understand and track performance
• Limits dilution to existing shareholders relative to utilizing stock options
Long-Term Equity
• Funding based on the performance measures of FFO per diluted common share, as adjusted for extraordinary and/or unusual items, and growth in Comparable Center NOI
• Payouts are based on individual performance
• Senior management can elect to receive their award as Profits Units although no executives elected to receive Profits Units in 2019.

Long-Term Incentives Program: PSUs*		Long-Term Equity
• 50-60% of annual long-term incentive award in 2019 (half based on relative TSR and half based on Comparable Center NOI & Absolute TSR) with a three-year performance period
• Three-year cliff-vest with actual payout of units at 0% to 300% of the target grant amount
• Provides some upside in up- or down-market based on relative performance
• Senior management can elect to receive their award as Profits Units although no executives elected to receive Profits Units in 2019.

Retirement Benefits	• Helps attract and retain executive talent	Benefit	• NEOs receive retirement benefits through the 401(k) Plan
Perquisites	• Assists in attracting and retaining employees in competitive marketplace	Benefit	• Limited in amount and the Committee maintains a strict policy regarding eligibility and use • Messrs. Wright and Sharp's employment agreements permit certain expatriate benefits

Change of Control Agreements
• Attracts and retains employees in a competitive market
• Ensures continued dedication of employees in case of personal uncertainties or risk of job loss
• Attracts highly skilled employees in a competitive environment
• Provides confidentiality and non-compete protections
Benefit
• The Severance Plan terminated in accordance with its terms on December 11, 2019 and was approved on February 9, 2020
• "Double trigger" protections (meaning an individual must experience a qualifying terminatin in connection with a change of control in order to receive any benefits)apply to all benefits, except for equity awards granted under the 2008 Omnibus Plan. The 2018 Omnibus Plan and Severance Plan both contain double-trigger protections
• Messrs. R. and W. Taubman are not party to either the Severance Plan or a change in control agreement

Severance Plan Benefits	Benefit
Employment Agreements	Benefit	• Specific for the individual - only applies to Messrs. P. Sharp (who resigned in October 2019) and P. Wright
* The long-term incentive program permits U.S. based senior management an annual election to receive Profits Units of TRG (Profits Units) in place of annual performance-based share units (PSUs) and time-based RSUs of TCO. No NEOs elected Profits Units in 2019.

Description of Base Salary
The base salaries of NEOs are reviewed on an annual basis, as well as at the time of a promotion or other material change in responsibilities. Base salary adjustments are based on an evaluation of the individual’s experience, current performance, internal pay equity and a comparison to the executive compensation peer group.
When establishing base salaries for NEOs, the Committee considers a target at the 50th percentile of the executive compensation peer group data for comparable roles depending on experience and performance. As described below, none of the NEOs' base salaries were increased in 2019.
Description of Incentive Compensation Programs
Our incentive compensation programs for NEOs are designed to link compensation to performance of our business goals, some of which are short-term, while others take several years to achieve. To the extent target performance measures are not achieved, or they are exceeded, the NEOs generally will earn compensation below or above the target total direct compensation, respectively, supporting our pay-for-performance objectives.
When establishing short-term and long-term incentive targets for NEOs, the Committee considers a target at the 75th percentile of the executive compensation peer group data for comparable roles depending on experience and performance.

	Short-Term (Cash) Annual Bonus Program	Long-Term (Equity) PSUs - TSR	Long-Term (Equity) PSUs - NOI	Long-Term (Equity) RSUs
Objective	Short-term operational business priorities	Long-term shareholder value creation
Time Horizon	1 Year	3 Years with Cliff Vest
Metrics	FFO with a Comparable Center NOI growth modifier *	Relative TSR with 0-3x payout **	Comparable Center NOI growth and Absolute TSR modifier with 0-3x payout	Time Vested
* Prior to Mr. P. Sharp's resignation, his annual bonus opportunity also included specific metrics relating to Asia developments NOI and expense management

** Relative performance is measured against a comparator group of companies in the FTSE NAREIT All REITs Index (Property Sector: Retail) as discussed further on pages 20-21.

Description of 2019 Annual Cash Bonus Program
At the beginning of each year, target performance measures are established based upon our operating budget and competitive pressures, the anticipated economic climate (including interest rates) and other budgetary risks and opportunities.
The Committee continues to believe that FFO is a useful measure of operating performance for REITs when combined with a Comparable Center NOI growth qualifier as an additional measure to evaluate the operating performance of centers and to ensure the quality of earnings. The Committee retains the authority to adjust reported financial measures for unusual or nonrecurring items that impact the results in a given year and/or that were not contemplated when the original targets were set. These adjustments, if any, do not necessarily correspond to adjustments made for financial reporting purposes; the Committee customarily utilizes this discretion as appropriate.
In 2019, the Committee approved the following performance metrics for the U.S. and Asia (the U.S. metrics apply to all NEOs except Mr. Sharp, who was subject to Asia-specific metrics):

U.S.		Asia
Performance Metric	Weighting	Performance Metric	Weighting
FFO/share and Comparable Center NOI	100%	FFO/share and Comparable Center NOI	50%

		Asia Net Incremental Expense Performance	25%
		Asia Combined Center NOI	25%
If predetermined Comparable Center NOI growth levels were not achieved, the bonus pool funding could have been reduced. The performance goal and qualifier at target were reasonably possible but challenging based on historical comparisons (including prior development periods, adjusted for the current challenges of mall development) and our budget.
The Committee retained discretion to establish the earned cash bonus pool as it deemed appropriate so long as performance was above the threshold goal, although it established a guideline for the earned cash bonus pool if performance was between 50% to 150% of the target.
Following the approach outlined above, the Committee established a target objective of $3.68 FFO/share within a range of $3.62 (50% minimum payout) and $3.80 (150% maximum payout) for the entire U.S. bonus pool and 50% for the Asia bonus pool.

In addition, a tiered bonus funding approach was adopted by the Committee whereby the achievement of certain FFO/share thresholds would result in target cash bonus payouts for the CEO and COO. The tiered funding approach would fund above the CEO and COO's target bonus, along with the other participants (including the other NEOs), if FFO performance exceeded $3.70 FFO. We reported 2019 AFFO per diluted common share of $3.71 which was further adjusted to $3.73 for bonus pool funding purposes only to reflect unique expenses deemed by the Committee to be outside of the control of management. As a result, U.S. bonus funding (including the CEO and COO) was slightly above target level.
The Asia Net Incremental Expense Performance metric (25% of the Asia bonus pool funding) and Combined Center NOI metric (25% of the Asia bonus pool funding) use a payout formula for performance between 50% to 150% of the total Asia target bonuses. For 2019, the Asia expense metric was exceeded and the Combined Center NOI metric was not achieved, and combined with the FFO/share metric resulted in target level payouts in aggregate.

Description of Annual Long-Term Incentive Program

The Committee administers the long-term incentive program. 2019 awards under the long-term incentive program were made in accordance with the 2018 Omnibus Plan made in the following forms:

- Restricted Share Units (RSUs)
- Performance Share Units (PSUs)

Driving Shareholder Return
Long-term incentive grants are intended to balance our short-term operating focus and align the long-term financial interests of senior management with those of our shareholders.

RSUs and PSUs:
Annual long-term equity award value has generally been allocated as follows:

•	40% RSUs and 60% PSUs (30% relative TSR and 30% Comparable Center NOI with Absolute TSR Modifier) (1)

(1)	With the exception of Mr. Wright due to the nature of his two-year assignment as described on page 25

Dividend Equivalent Rights (DERS) are included for both RSUs and PSUs. DERS are subject to the same time and performance vesting conditions as the underlying RSUs and PSUs.

The annual RSUs are a time-based award with a three-year cliff vesting period.
The annual PSUs represent a contingent number of units of stock granted at the beginning of a specified performance cycle, with the actual payout of units at 0 to 3x of the target grant amount. The PSU award value is divided equally into two awards with the following performance conditions:
Relative TSR PSUs:
Our relative performance with respect to shareholder return over a three-year period is measured against a comparison group consisting of companies in the FTSE NAREIT All REITs Index (Property Sector: Retail) as of the grant date (NAREIT Index). The Company has utilized the full NAREIT Index for the past 10 years to ensure the perception of objectivity in setting such performance measures.

The actual payout multiples are shown in the chart below, with interpolation between such performance levels.

Relative Total Shareholder Return
	Less than 25th percentile	25th percentile	50th percentile	75th percentile	100th percentile
Multiple of Target Award upon Vesting	0x	0.5x	1x	2x	3x

Companies Comprising the FTSE NAREIT All REITs Index (Property Sector: Retail) - PSU Peer Group
Acadia Realty Trust	Kite Realty Group Trust	Simon Property Group Inc.
Agree Realty Corporation	Macerich Company	SITE Centers Corp
Brixmor Property Group, Inc.	National Retail Properties, Inc.	Spirit MTA REIT
Brookfield Property REIT Inc. Class A	Pennsylvania Real Estate Investment Trust	Spirit Realty Capital, Inc.
CBL & Associates Properties, Inc.	Realty Income Corporation	STORE Capital Corporation
Cedar Realty Trust	Regency Centers Corp.	Tanger Factory Outlet Centers Inc.
Essential Properties Realty Trust, Inc.	Retail Opportunity Investments Corp.	Urban Edge Properties
Federal Realty Investment Trust	Retail Properties of America, Inc., Class A	Urstadt Biddle Properties Inc. Class A
Four Corners Property Trust, Inc.	Retail Value, Inc.	Urstadt Biddle Properties Inc.
Getty Realty Corp.	RPT Realty	Washington Prime Group Inc.
Kimco Realty Corp.	Saul Centers, Inc.	Weingarten Realty Investors
	Seritage Growth Properties Class A	Wheeler Real Estate Investment Trust, Inc.
NOI Growth with Absolute TSR Modifier PSUs:
The Committee uses the three-year simple average for Comparable Center NOI growth with additional growth targets (set by the Committee at the time of grant). These targets are believed to be reasonably possible to achieve but challenging based on historical comparisons and our budget. Payout multiples above target require Comparable Center NOI performance in excess of our guidance. These PSUs have a zero to 3x payout with an absolute TSR modifier which limits the payout to 1x (target) if absolute TSR is not positive for the three-year period.
The actual payout multiples are shown in the chart below, with interpolation between such performance levels.

Average Comparable Center NOI Growth
	Less than 67% of Target	67% of Target	Target	117% of Target	133% of Target
Multiple of Target Award upon Vesting	0x	0.5x	1x	2x	3x
Compensation Review Process
In determining compensation changes for NEOs from year to year, the Committee generally focuses on target total direct compensation, which consists of base salary, a target annual cash bonus and target long-term incentive awards. The Committee also reviews and proposes changes to post-termination benefits, perquisites and other compensation matters as it deems appropriate.

Factors Guiding Decisions
•	Compensation program objectives and philosophy (greater emphasis on variable pay - primarily long-term incentives)
•	Company financial performance
•	Individual executive performance
•	Recommendations of the CEO for other NEOs
•	Market pay practices
•	Assessment of risk management, including avoidance of unnecessary or excessive risk taking to ensure long-term shareholder value
•	Shareholder input including “say-on-pay” vote
•	Advice of independent outside compensation consultant

Inputs to Compensation Decisions
Role of the Compensation Committee
Pursuant to its charter, the Committee, as a committee or together with the Board, has the overall responsibility to review, approve and evaluate our compensation plans, policies and programs. The Committee reviews and approves the compensation for senior management and determines all pay aspects for the Chief Executive Officer.
Role of Management in Compensation Decisions
Mr. R. Taubman, the CEO, provides the Committee with recommendations regarding the compensation for senior management, including each of the other NEOs, as well as the design and implementation of the compensation programs for senior management.
The CEO develops recommendations using assessments of executives' personal performance and achievement of their goals and objectives, and input from our human resources department on various factors (e.g., compensation history, tenure, responsibilities, market data, and executive compensation peer group proxy data). The Committee considers this input together with the input of our independent compensation consultant.
Role of the Compensation Consultant
The Committee engaged Willis Towers Watson as its compensation consultant for 2019 with respect to our senior management compensation program.
The Committee works with management to determine the consultant's responsibilities and direct its work product. The Committee is responsible for the formal approval of the annual work plan. Willis Towers Watson's responsibilities in 2019 with respect to executive compensation included, among other things: (A) presentation and discussion of 'best practices' and market trends in compensation; (B) advising management and the Committee, as requested, on executive compensation matters and participation in all Committee meetings; (C) review of the CD&A in the 2019 Proxy Statement; (D) peer group review; and (E) review of the appropriateness of the LTI performance metrics in light of the 2019 retail environment.
The Committee has the sole authority to approve the independent compensation consultant’s fees and terms of the engagement. Thus, the Committee annually reviews its relationship with Willis Towers Watson to ensure executive compensation consulting independence.
In addition to engaging Willis Towers Watson in 2019, the Committee also engaged FPL Associates to conduct a compensation study in order to ensure our pay practices were competitive when compared to private real estate companies for which we often compete for executive talent. The study, which focused on all the NEOs and three other executives, was used to provide additional market information for the Committee to consider when determining target total direct compensation for such executives.
2019 Peer Group
The Committee approved an industry peer group initially in 2014, and has ratified it on an annual basis, to use as an input to consider when assessing and determining pay levels for senior management. The details of this peer group, as modified to reflect extraordinary transactions, such as mergers and acquisitions since the group was approved, are included in the table below. The peer group is based on industry sector and market capitalization. The data from this executive compensation peer group was considered generally when making target pay decisions in addition to country-specific market trends and internal considerations.

Executive Compensation Peer Group - 2019
CBL & Associates Properties, Inc.	Kimco Realty Corporation	Site Centers Corp
Federal Realty Investment Trust	The Macerich Company	Tanger Factory Outlet Centers, Inc.
Forest City Enterprises, Inc.	Pennsylvania Real Estate Investment Trust	Vornado Realty Trust
GGP, Inc.		Washington Prime Group
Howard Hughes Corp.	Simon Property Group, Inc.
Compensation Decisions
At the beginning of 2019, the Committee performed its annual NEO target pay review against the peer group data, position specific general industry data, if available, as well as the FPL Associates compensation study results. No changes in target total direct compensation were made for Messrs. R. Taubman, W. Taubman, S. Leopold or P. Wright. Mr. Sharp's target cash bonus and target long-term incentive were increased based on the annual NEO target pay review.
Base Salary
The Committee made no annual base salary changes for the NEOs for 2019. As described above, Messrs. R. Taubman and W. Taubman's forfeited 87% of their 2019 target base salary (the 13% paid represents the compensation needed to cover benefit contributions). Mr. Sharp's 2019 paid base salary represents the amount paid prior to his resignation in October 2019. The following table sets forth the base salaries approved for the NEOs for 2019.

	2019 Target ($)	2019 Paid ($)	2019 Paid vs 2019 Target (%)
Robert S. Taubman	928,818	120,010	13%
Simon J. Leopold	525,000	525,000	100%
William S. Taubman	750,000	98,978	13%
Paul A. Wright	835,000	835,000	100%
Peter J. Sharp	500,000	375,000	75%
Annual Bonus Payouts
The target bonus of each NEO is reviewed on an annual basis, as well as at the time of a promotion or other material change in responsibilities. Target bonus adjustments are based on an evaluation of the individual’s experience, current performance, internal pay equity and a comparison to the executive compensation peer group (targeting the 75th percentile) and private company information from the FPL Associates compensation study (also targeting the 75th percentile). The Committee uses the sum of the target bonuses of each NEO to establish the target cash bonus pool based on the achievement of the performance metrics as described above.
Overall, the 2019 bonus expense for senior management was approximately $3.7 million, compared to a target bonus pool of $3.4 million (excluding Mr. Sharp who did not receive a bonus for 2019). This compares to a $4.6 million bonus expense against a target bonus pool of $3.6 million in 2018. Based on the tiered FFO/share thresholds established by the Committee, Messrs. R. Taubman and W. Taubman's target cash bonuses were fully funded and, along with the other NEOs, bonus awards were funded slightly above target. The Committee determined the U.S. bonus pool funding, and a portion of the Asia bonus pool funding, by slightly increasing the publicly reported AFFO of $3.71 to $3.73 to reflect unique expenses deemed by the Committee to be outside of the control of management. The payouts approved by the Committee for the CEO, and for the U.S. based senior management (except Mr. Wright), were based on individual achievements and progress against their individual performance goals.
Mr. Wright's target base salary consists of $425,000 base salary and an additional salary supplement of $410,000. Mr. Wright's 2019 target bonus as a percentage of base salary represents the full year bonus target opportunity ($212,500) consistent with his U.S. counterparts plus his additional full year bonus opportunity ($250,000) as part of his international assignment package payable on a biweekly basis with a clawback provision determined against his annual performance.
The following table sets forth each NEO's base salary, target cash bonus percentage of base salary and the approved annual cash bonus earned for 2019.

	2019 Target Base Salary* ($)	2019 Target Bonus Percentage of Base Salary	2019 Actual Bonus ($)
Robert S. Taubman	928,818	125%	1,200,000
Simon J. Leopold	525,000	100%	600,000
William S. Taubman	750,000	100%	775,000
Paul A. Wright	835,000	55%	440,000
Peter J. Sharp	500,000	55%	—
* The base salary amounts listed for Messrs. R. Taubman and W. Taubman represent their target base salary prior to forfeiting a portion of their 2019 base salary.
Long-Term Incentive Awards
For 2019, the number of RSUs and PSUs were determined by dividing the dollar award by the closing price of the common stock on the grant date.
The annual long-term incentive (LTIP) grants for the 2019 compensation program were as follows (Messrs. R. Taubman and W. Taubman forfeited their 2019 LTIP awards prior to them being granted):

	2019 LTIP Award ($) (1)	Number of Time-based Units	Number of Target PSUs
			TSR	NOI
Robert S. Taubman	$—	—	—	—
Simon J. Leopold	$1,050,000	8,123	6,092	6,092
William S. Taubman	$—	—	—	—
Paul A. Wright	$675,000	6,576	3,240	3,240
Peter J. Sharp	$500,000	3,868	2,901	2,901

(1)
The amounts reflect each NEO's LTIP target. These amounts differ from the grant-date fair value amounts reflected in the Summary Compensation Table-Stock Awards column, which are based on various valuation assumptions described in note 13 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Pay for Performance in Practice
The table below details the actual payout of the 2017 annual PSU awards based on performance achievement resulting in a 0.52x target payout for the relative TSR award and a 0x target payout for the Comparable Center NOI award. The estimated payouts for the remaining unvested PSU grants are also shown in the tables below as of December 31, 2019.

	Performance Period	Relative TSR Percentile Ranking During Performance Period (Estimates as of December 31, 2019)	Estimated/Actual Payout of Target PSUs (Estimates as of December 31, 2019)
2019 Award	March 12, 2019 - March 1, 2022	3%	Estimated 0x payout
2018 Award	March 7, 2018 - March 1, 2021	8%	Estimated 0x payout
2017 Award	February 20, 2017 - March 1, 2020	26%	Actual 0.52x payout

	Performance Period	Comparable Center NOI During Performance Period with Absolute TSR Modifier (as of December 31, 2019)	Estimated/Actual Payout of Target PSUs (as of December 31, 2019)

2019 Award	Jan 1, 2019 - Dec 31, 2021	0.2%	Estimated 0x payout [1]
2018 Award	Jan 1, 2018 - Dec 31, 2020	2%	Estimated .5x payout [1]
2017 Award	Jan 1, 2017 - Dec 31, 2019	1.6%	Actual 0x payout

1. Estimates represent a simple average of actual Comparable Center NOI during completed annual periods.  Estimates of future Comparable Center NOI are excluded from the calculations.

Other Benefits
Our executive officers, including all of the NEOs, are eligible to participate in a number of broad-based benefit programs, including health, disability, life insurance and retirement programs.
Perquisites
The Committee historically has approved perquisites that provide an indirect benefit to us and do not provide excessive value to employees. The available perquisites in 2019 were primarily additional benefits related to health programs and plans and expatriate assignments as well as financial planning assistance. Mr. Wright’s and Mr. Sharp's 2019 perquisites were in-line with customary expatriate benefits and are noted on pages 39 and 40.
We own a corporate plane for business use which is available to executives and certain other individuals affiliated with TRG. Such persons are required to reimburse the Company for any personal use of the aircraft, as was the case for Messrs. R. Taubman and W. Taubman. The reimbursement includes total pilot and crew expenses (lodging, meals and transportation), fuel costs and landing fees. In 2019, reimbursements for personal use of the aircraft were well in excess of the IRS Standard Industry Fare Level formula.
Deferred Compensation Arrangements
The Committee believes non-qualified deferred compensation arrangements are a useful tool to assist in tax planning and ensure retirement income for its NEOs. Existing deferred compensation arrangements do not provide for above-market or preferential earnings as defined under SEC regulations. In October 2016, pursuant to The Taubman Realty Group Limited Partnership and The Taubman Company LLC Election and Option Deferral Agreement, Mr. R. Taubman elected, effective December 1, 2017, to defer an option gain from December 2017 to December 2022. See “Non-qualified Deferred Compensation in 2019” for information regarding deferred compensation arrangements, as well as contributions, earnings, and withdrawals in 2019 and aggregate balances as of December 31, 2019.
Change of Control and Employment Agreements
See “Potential Payments Upon Termination or Change-in-Control” for a description of potential payments and benefits to the NEOs under our compensation plans and arrangements upon termination of employment or a change of control of TCO as of December 31, 2019.
The Committee believes that its Severance Plan (described below), change-in-control agreements and, in certain cases, employment agreements, are in the best interests of us and our shareholders to ensure the continued dedication of employees, notwithstanding the possibility, threat or occurrence of a change of control. Further, it is imperative to diminish the inevitable distraction of such employees by virtue of the personal uncertainties and risks created by a pending or threatened change of control, and to provide such employees with compensation and benefits arrangements upon a change of control that ensure that such employees' compensation and benefits expectations will be satisfied and such compensation and benefits are competitive with those of other companies.
Severance Plan for Senior Level Management (terminated on December 11, 2019 and re-approved on February 9, 2020)
To support retention objectives, attract talented executives, and ensure that executives review potential corporate transactions with objectivity and independence, the Committee adopted the Severance Plan for Senior Level Management (Severance Plan), which includes coverage of Messrs. Leopold, Sharp and Wright. Messrs. R. Taubman and W. Taubman are not covered under the Severance Plan. Any benefits payable under either a change-in-control agreement or employment agreement will be offset by any benefit provided under the Severance Plan.

Consistent with existing Change in Control agreements discussed below, the Severance Plan includes coverage for an qualifying termination within one year after a Change in Control (a Double Trigger Termination). In the event of a Double Trigger Termination, a Participant will be entitled to the following under the Severance Plan:

(i)	payment of annual salary, and (if any), unused paid time off or unused vacation earned and accrued prior to such termination (paid no more than 30 days after termination);

(ii)
a cash lump sum payment (payable within 65 days after termination) equal to the sum of (A) 250% of the sum of (I) 12 times the highest monthly base salary in the twelve-month period preceding the month in which termination occurs (Annual Base Salary) and (II) the greater of the Participant’s target bonus in the year of termination or the highest bonus earned in the last three full fiscal years (or for such lesser number of full fiscal years prior to termination), including annualization for a bonus earned in a partial fiscal year (Annual Bonus) (collectively, CIC Cash Severance) and (B) 18 times the applicable monthly COBRA premium, with the CIC Cash Severance to be reduced by any Annual Base Salary or Annual Bonus payable for a termination event under any employment agreement (including a change of control employment agreement) the Participant otherwise has with us;

(iii)	full and immediate vesting of the Participant’s unvested equity awards (other than performance equity awards) granted under the 2008 or 2018 Omnibus Plan; and

(iv)
the vesting of the Participant’s unvested performance equity awards granted under the 2008 or 2018 Omnibus Plan, with the determination of performance and other factors as provided under the terms of the applicable plan and related award agreement.

Change of Control Agreements
The Company and TRG are party to change of control agreements with certain members of senior management, including Mr. Leopold. Messrs. Robert and William Taubman do not have change of control agreements.

A fundamental feature of these agreements is that the benefits are generally subject to “double trigger” protections, which requires a change of control and qualifying termination of employment, within three years from the change of control. The only exception is that equity awards granted under the 2008 Omnibus Plan fully accelerate and vest upon a change of control, in accordance with the terms thereof. In 2018, shareholders approved the 2018 Omnibus Plan which superseded the 2008 Omnibus Plan and does not permit "single trigger" vesting.

In early 2014, all change of control agreements were amended to remove the full tax gross up feature that had existed since 2003, and instead provide for a “best net” provision. Under such provisions, if the payments and benefits received under the agreement subject the participant to an excise tax, then the payments will be reduced to the extent necessary so that no amount will be subject to the excise tax if the net amount of these payments is greater than or equal to the payments after all applicable taxes, including the excise tax.
Employment Agreements
Mr. Wright - Executive Vice President, Global Head of Leasing (through 12/31/19)

Employment Agreement - In March 2017, we entered into an employment agreement with Mr. Wright commencing on April 1, 2017 with the initial term ending March 30, 2019 which was then extended through March 31, 2020 on the same terms. Effective January 1, 2020, Mr. Wright's employment agreement was terminated in connection with his promotion to the position of President, Taubman Asia Management Limited.

The employment agreement provided an annual base salary of $425,000, with consideration of upward adjustments to be reviewed annually, and an annual target bonus of 50% of his base salary. The agreement also provided for an additional base salary supplement of $410,000, and an additional bonus payment of $250,000 which could be increased or clawed-back based on a subjective assessment of Mr. Wrights performance at year-end. Both the additional base salary supplement and the additional bonus payment were paid in equal installments on a biweekly basis. Mr. Wright had an annual long-term incentive opportunity equivalent to 80% of his $340,000 annual base salary in the form of RSUs and a $335,000 annual PSU award opportunity (half based on Comparable Center NOI Growth with an Absolute TSR Modifier and the other half based on relative TSR against the FTSE NAREIT ALL REIT Index Retail Sector). In addition, Mr. Wright received our international relocation package and tax preparation assistance and tax equalization protection.

Mr. Sharp - Former President, Taubman Asia Management Limited

Employment Agreement - In September 2016, we entered into an employment agreement with Mr. Sharp with the initial term ending December 31, 2021. Mr. Sharp also agreed to serve on the board of directors of Taubman Asia's management company for the term of his employment. Mr. Sharp resigned from the Company effective October 9, 2019 and entered into the Separation Agreement with the Company, as described below.

The employment agreement provided an annual base salary of $500,000, with consideration of upward adjustments to be reviewed annually. The agreement also provided Mr. Sharp with an annual target bonus of 50% of his base salary and an annual long-term incentive opportunity equivalent to 60% of his base salary (40% to be granted as RSUs and 60% as PSUs - half based on Comparable Center NOI Growth with an Absolute TSR Modifier and the other half based on relative TSR against the FTSE NAREIT ALL REIT Index Retail Sector). Effective March 2019, Mr. Sharp's annual bonus target was increased to 55% of his base salary and his long-term incentive opportunity was increased to the equivalent of 100% of his base salary.

Mr. Sharp also received a sign-on bonus of $300,000 and a grant of RSUs of $600,000 - one third of which vested in March 2018 and the remaining two thirds vested in March 2019. In addition, Mr. Sharp received the following perquisites in 2019: housing costs, personal expenses to cover expenses related to travel, automobile and other personal expenses, life insurance premium, long-term disability benefits, and supplemental medical benefits.

Operating Agreement - In connection with his hire, Mr. Sharp obtained a 3% ownership interest in Taubman Properties Asia III LLC, a consolidated subsidiary of the Company. The operating agreement for such entity specifies, among other things, his rights and obligations related to dividends, capital contributions, puts and calls. The ownership interest was a historical compensation element for the previous President of Taubman Asia and was therefore negotiated as part of the competitive hiring process of Mr. Sharp.
Mr. Sharp's Resignation - On October 9, 2019, Mr. Sharp resigned from his position, effective October 9, 2019, and entered into a Separation Agreement, Waiver, and Release (the Separation Agreement) with Taubman Asia. Pursuant to the Separation Agreement, Mr. Sharp's employment agreement became null and void except for the specified provisions that survive such resignation.
In accordance with the Separation Agreement, Mr. Sharp assigned his equity ownership interest in Taubman Properties Asia III for a lump sum cash redemption payment of $1,000,000. It also provided him with a lump sum cash payment of $162,500, which was equivalent to his unpaid base salary, personal expense allowance, and housing allowance that would have accrued through December 31, 2019. Further, he received continuing health care benefits through December 31, 2019. All outstanding unvested share-based awards granted to Mr. Sharp were forfeited under the terms of the 2008 and 2018 Omnibus Plans, and his bonus opportunity for 2019 also was forfeited.
In accordance with the Separation Agreement and the surviving terms of the Employment Agreement, Mr. Sharp is subject to non-compete and non-solicit provisions, effective until October 10, 2020, as well as non-disparagement and confidentiality provisions. Further, to the extent permitted by applicable law, the Separation Agreement provides for a mutual general release of any claims.
For a description of severance benefits and other terms, see “Named Executive Officer Compensation Tables-Potential Payments Upon Termination or Change-in-Control.”
Governance Policies Related to Compensation

Stock Ownership Guidelines

Stock ownership guidelines are in place for all U.S. based senior executives and are intended to align the interests of executive management with those of our shareholders by requiring executives to be subject to the same long-term stock price volatility our shareholders experience.

Linking Compensation to Stock Performance
Guidelines tie the compensation of the U.S. NEOs to our stock performance, since the increase or decrease in our stock price impacts their personal holdings. As of February 1, 2020, all continuing NEOs complied with the accumulation, or target ownership, requirement as per the Stock Ownership Guidelines.

The guidelines require covered employees to hold the value of our common stock equal to:

Required Number of Shares Equivalent to*:
CEO	6x base salary
CFO	6x base salary
COO	6x base salary
All Other U.S. Executive Officers	3x base salary
* Based on the average closing stock price of the 30 days prior to measurement period conducted February 1 of each year.
Until the requirement is satisfied, each senior management employee must retain at least 50% of the net shares that vest. However, once the requirement is satisfied initially, a senior management employee will not be subject to such retention requirement if the total value of the shares falls below the requirement solely due to a decline in the price of our common stock.
Timing and Pricing of Share-Based Grants
We and the Committee do not coordinate the timing of share-based grants with the release of material non-public information. The Committee generally establishes dates for regularly scheduled meetings at least a year in advance, and share-based grants for senior management and other employees related to the annual equity program generally are granted at the regular Committee meetings in the first and/or second quarter each year.
Policy Regarding Retroactive Adjustments
Section 304 of the Sarbanes-Oxley Act of 2002 requires a company to claw back certain incentive-based compensation and stock profits of the Chief Executive Officer and Chief Financial Officer if the company is required to prepare an accounting restatement due to the material noncompliance of the company, as a result of misconduct, with any financial reporting requirement under the securities laws. Effective December 2014, a Clawback Policy was also approved. If the Board, or an appropriate committee, determines that any fraud, negligence or intentional misconduct by a current or former executive officer of TCO was a significant contributing factor to us having to restate all or a portion of our financial statements, the Clawback Policy empowers the Board or Committee to recover compensation (bonus, retention or incentive compensation including any equity awards whether exercised or unexercised, or vested or unvested) paid to an executive officer of TCO, remedy the misconduct and prevent its recurrence to the fullest extent permitted by governing law.
Trading Limitations
In addition to the restrictions set forth in SEC regulations, we have an insider trading policy, which among other things, prohibits directors, executive officers and certain other covered employees from engaging in hedging or monetization transactions (such as zero-cost collars and forward sale contracts), short sales, trading in puts, calls, options or other derivative securities for speculative purposes or to separate the financial interest in such securities from the related voting rights with respect to our stock. In addition, the policy restricts pledging of our securities or holding our securities in a margin account. At a minimum, such person must have the financial capacity to repay the applicable loan without resort to the margin or pledged securities, and it must be in situations and on conditions pre-approved by the General Counsel.

Accounting and Tax Considerations
Deductibility of Executive Officer Compensation
For taxable years beginning on or after January 1, 2018, Section 162(m) of the Internal Revenue Code of 1986, as amended (the IRC), provides that a publicly-held corporation may not deduct compensation exceeding $1 million in any one year paid to its chief executive officer, chief financial officer and its three other most highly compensated executive officers. In December 2019, the IRS issued proposed regulations providing that beginning in the 2019 tax year, a publicly traded corporation must take into account its distributive share of compensation expense paid by its subsidiary partnership to its covered employees in applying the deduction limitation. Our chief executive officer and all of our other executive officers are employed by the Manager, which is treated as a partnership for federal income tax purposes and for which TCO is allocated a portion of its executive compensation expense. The Committee anticipates that the allocable portion of the Manager's compensation expense not deductible by TCO is approximately $2 million for the 2019 tax year. However even though our compensation expense deduction was limited by Section 162(m), we continue to qualify as a REIT under the IRC and incur no additional taxation in the Company for the 2019 tax year. We believe the payment of non-deductible compensation should not have a material adverse impact on us or our shareholders. For these reasons, the Committee's compensation policies and practices are not materially guided by considerations relating to Section 162(m).
Non-qualified Deferred Compensation
Section 409A of the IRC provides that amounts deferred under non-qualified deferred compensation arrangements will be included in an employee's income when vested unless certain conditions are met. If the conditions are not satisfied, amounts subject to such arrangements will be taxable upon vesting (even if the amounts are not paid) and employees will be subject to income tax on the compensation subject to the arrangement, an additional tax of 20%, and additional interest-based penalties. We believe that all of our employment, severance and other compensation arrangements are either (i) exempt from Section 409A’s requirements, or (ii) to the extent such arrangements constitute non-qualified deferred compensation arrangements, they satisfy the requirements of Section 409A.
Change of Control Payments
If a company makes “parachute payments” to certain employees, Section 280G of the IRC prohibits TCO from deducting the portion of the parachute payments constituting “excess parachute payments,” and Section 4999 of the IRC imposes on the employee a 20% excise tax on the excess parachute payments. Parachute payments are generally defined as compensatory payments or benefits that are contingent upon a change in control of TCO and that equal or exceed three times the employee’s base amount (the five-year average of Form W-2 compensation). Excess parachute payments are the portion of the parachute payments that exceed one times the employee’s base amount. Our share-based plans entitle participants to payments in connection with a change in control that may result in excess parachute payments. As noted earlier, the change in control agreements provide for a “best-net” determination.
Use of Non-GAAP Measures
The NAREIT defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation.

We use NOI as an alternative measure to evaluate the operating performance of centers, both on individual and stabilized portfolio bases, and in formulating corporate goals and compensation. We define NOI as property-level operating revenues (includes rental income excluding straight-line adjustments of minimum rent) less maintenance, property taxes, utilities, promotion, ground rent (including straight-line adjustments), and other property operating expenses. Beneficial interest in NOI represents our share of NOI (as previously defined) of our consolidated and unconsolidated businesses. Since NOI excludes general and administrative expenses, pre-development charges, interest income and expense, depreciation and amortization, impairment charges, restructuring charges, and gains from peripheral land and property dispositions, it provides a performance measure that, when compared period over period, reflects the revenues and expenses most directly associated with owning and operating rental properties, as well as the impact on their operations from trends in tenant sales, occupancy and rental rates, and operating costs.

Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period, excluding centers impacted by significant redevelopment activity. In addition, The Mall of San Juan has been excluded from comparable center statistics as a result of Hurricane Maria given that the center's performance has been and is expected to continue to be materially impacted for the foreseeable future.
Our presentations of NOI, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing, or financing activities as defined by GAAP. These non-GAAP measures as presented by us are not necessarily comparable to similarly titled measures used by other REITs due to the fact that not all REITs use common definitions.
See our annual report on Form 10-K for the year ended December 31, 2019 for reconciliations of such non-GAAP measures to the nearest GAAP measurement.

Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed the CD&A in this Amendment with management, including the Chief Executive Officer. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Amendment for the year ended December 31, 2019.

The Compensation Committee

Mayree C. Clark, Chair
Janice L. Fields
Cia Buckley Marakovits
Ronald W. Tysoe

Summary Compensation Table for 2019, 2018 and 2017
The table below summarizes the total compensation paid or earned by the NEOs in 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert S. Taubman	2019	120,010		—	1,200,000	37,337	1,357,347
Chairman, President and CEO	2018	119,786		—	1,498,000	224,847	1,842,633
	2017	152,719		2,849,591	—	20,839	3,023,149
Simon J. Leopold	2019	525,000	200,000	1,265,509	600,000	17,864	2,608,373
Executive Vice President, CFO and Treasurer	2018	525,000	200,000	1,110,945	678,000	72,199	2,586,144
	2017	521,154		1,708,921	315,000	16,456	2,561,531
William S. Taubman	2019	98,978		—	775,000	26,037	900,015
Chief Operating Officer	2018	98,978		—	968,000	147,350	1,214,328
	2017	127,374		1,855,670	—	18,703	2,001,747
Paul A. Wright	2019	835,000		791,282	440,000	261,303	2,327,585
EVP, Global Head of Leasing	2018	835,000		734,168	525,000	112,630	2,206,798
	2017	707,822		1,193,932	332,692	116,168	2,350,614
Peter J. Sharp	2019	375,000		602,625	—	1,407,711	2,385,336
Former President, Taubman Asia	2018	500,000		331,876	350,000	406,144	1,588,020
	2017	500,000		905,090	220,000	406,740	2,031,830

(1)
In 2017, the Committee approved a Workforce Retention Program for key employees including a cash retention award payable to Mr. Leopold in the amount of $400,000, payable in equal installments in March 2018 and 2019.

(2)	The amounts reported consist of the grant-date fair value (excluding the effect of estimated forfeitures) of RSUs, PSUs and Profits Units granted under the 2008 Omnibus Plan and 2018 Omnibus Plan.

Valuation assumptions used in determining the grant-date fair value of 2019 awards are included in note 13 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The grant date fair value of the RSUs is based on the common stock price on the date of grant.

The grant date fair value of the relative TSR PSUs granted in 2019 reflects the projected outcome of the award under accounting rules. The relative TSR feature of the PSU awards represents a “market condition” under applicable accounting requirements. As such, the grant-date fair value of the award must reflect the probabilities of all possible outcomes of the market condition as they existed at that date. To that end, we employed a valuation method that statistically simulated an expected TSR performance relative to the comparator group and determined the corresponding number of the contingent awards that would result. The single grant-date fair value computed by this valuation method is recognized by us in accounting for the awards regardless of the actual future outcome of the relative TSR feature. Therefore, there is no separate maximum grant-date fair value reported with respect to the relative TSR PSUs.

The grant date fair value of the Comparable Center NOI PSUs granted in 2019 also reflects the projected outcome of the award under the accounting rules.  The Comparable Center NOI feature of these awards represents a “performance condition” under the applicable accounting requirements.  The grant date fair value used in this table corresponds with management's expectation of the probable outcome of the NOI performance condition as of the grant date. The maximum total grant-date fair value for the Comparable Center NOI PSUs granted in 2019 for Mr. Leopold was $319,282, Mr. Wright was $169,808 and Mr. Sharp was $152,041.

(3)
The amounts earned in 2019 were under the 2019 annual bonus program. Payment of such bonus occurred on March 6, 2020, for NEOs. Mr. Wright's bonus payment includes an additional $250,000 pre-paid bonus (paid over equal installments throughout the year) with a claw-back provision based on individual and Company performance per the terms of his employment agreement for his expatriate assignment. Mr. Sharp did not receive a bonus due to his resignation in October 2019.

(4)
Amounts for 2019 include: 401(k) Plan Company contributions for Mr. R. Taubman ($6,001); Mr. Leopold ($14,000); Mr. W. Taubman ($4,949); and Mr. Wright ($14,000). The following perquisites for 2019: Mr. R. Taubman - financial planning ($10,000) and insurance premiums ($21,336). Mr. Simon - insurance premiums ($3,864). Mr. W. Taubman - financial planning ($10,000) and insurance premiums ($11,088). Mr. Wright's amounts also include expatriate payments relating to shipping of household goods ($3,810 which includes a $1,760 gross up), a grossed up payment to cover taxes on RSU grants given in 2015 and 2016 ($240,972) and insurance premiums ($2,520). Mr. Sharp - housing costs ($202,057), auto-related costs, personal travel and other personal expenses paid in equal monthly installments through September 2019 and paid in a lump sum for the remainder of his employment agreement term following his resignation in October 2019 ($150,000), travel and life insurance ($15,297), group medical plans ($40,357), and per the Separation Agreement a lump sum cash redemption payment for his equity ownership interest in Taubman Properties Asia III ($1,000,000).

Narrative Discussion of Summary Compensation Table
Base Salary.    Messrs. R. and W. Taubman forfeited a significant portion of their base salary in 2017, 2018, and 2019 as described in the 2019 compensation decisions section of the CD&A.
Employment Agreement and Related Agreements.    Mr. Sharp was party to an employment agreement with TCO and an operating agreement with subsidiaries of TCO as of September 1, 2016, prior to his resignation on October 9, 2019.

Mr. Wright was party to an employment agreement with TCO as of March 30, 2017 which was terminated on January 1, 2020 in connection with his promotion to President, Taubman Asia.

Additional information regarding the agreements referenced above is available on pages 39 and 40.
Annual Stock Awards - Long-Term Incentive Program.  In June 2016, the long-term incentive program was revised to permit senior management an annual election to receive Profits Units in place of annual PSUs or RSUs. Profits Units are subject to the same vesting conditions as the PSUs and RSUs.
The PSUs represent a contingent number of units of stock granted at the beginning of a specified performance cycle, with the actual payout of units at 0% to 300% of the target grant amount. Profits Units differ from PSU awards in this respect with the maximum award value being granted which are then subject to recovery and cancellation depending on actual performance against the following performance measures over a specified performance cycle. Further, a portion of the Profits Units award represents estimated cash distributions to be paid during the vesting period and, upon vesting, there will be an adjustment in Profits Units to reflect actual cash distributions during such period. The PSU and Profits Units award value is divided equally into two awards with the following performance conditions:

•
Relative TSR: Our relative performance against members of a comparator group consisting of companies in the FTSE NAREIT All REITs Index (Property Sector: Retail) as of the grant date (NAREIT Index), with respect to TSR over a three-year period. We utilized the full NAREIT Index to ensure the perception of objectivity in setting such performance measures.

•
NOI Growth with Absolute TSR Modifier: The three-year simple average for Comparable Center NOI growth with growth targets set by the Committee at the time of grant which are reasonably possible but challenging based on historical comparisons and our budget. PSUs have a 0% to 300% payout with an absolute TSR modifier which limits the payout to 100% (target) if absolute TSR is not positive for the three-year period. Profits Units also have an absolute TSR modifier which limits the payout to 1/3rd of the award value (target) if absolute TSR is not positive for the three-year period.

In 2019, Mr. Leopold, Mr. Wright and Mr. Sharp elected to receive RSUs, TSR PSUs and NOI PSUs. Messrs. R. and W. Taubman did not receive equity awards in 2019.
In 2018, no stock awards were made to Messrs. R. Taubman and W. Taubman.
In 2017, Messrs. R. Taubman and W. Taubman equity awards were subsequently forfeited and cancelled in December 2017. The table above reflects the 2017 full grant date fair value of these forfeited awards. Mr. Leopold received a retention RSU award of 11,400 RSUs on December 11, 2017 - one third of this award vested on December 31, 2018 and two thirds vested on December 31, 2019. The table above reflects a value of $669,750 for this award. Mr. Wright received a one-time RSU award with respect to his two-year assignment in the U.S. of 7,287 RSUs on February 20, 2017 vesting March 1, 2020. The table above reflects a value of $491,873 for this award. Mr. Sharp received a sign-on RSU award, as per his employment agreement, of 8,744 RSUs - one third vested on March 1, 2018 and two thirds vested on March 1, 2019. The table above reflects a value of $592,581 for this award.
Non-Equity Incentive Plan Compensation. The amounts earned in 2019, 2018 and 2017 consisted of payments earned under the annual bonus program.
CEO Pay Ratio
In accordance with the Dodd-Frank Act, we are disclosing the CEO to median employee pay ratio.
Mr. Robert Taubman had 2019 annual total compensation of $1,357,347 as reflected in the Summary Compensation Table above. The annual total compensation for our median employee for 2019 was $85,185 calculated on the same basis as required by the Summary Compensation Table. As a result, Mr. R. Taubman’s 2019 annual total compensation was approximately 16 times that of our median employee. To provide additional CEO pay ratio context, the table below also reflects Mr. R. Taubman's 2019 annual target pay compared to the median employee's annual total compensation for 2019.

CEO Pay Ratio	2018 CEO Pay	CEO Pay Description
16:1	$1,357,347	Summary Compensation Table Pay (required SEC disclosure)
59:1	$4,990,015	Annual Target Pay
The SEC rules provide a company flexibility in its method of determining the median employee and related assumptions, and therefore the pay ratio we report may not be comparable to the pay ratio reported by other companies, including peer companies. As permitted by the SEC, we used the same median employee for 2019 as we did for 2017 and 2018 because there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact our CEO Pay Ratio disclosure. In 2017, the median employee was determined using “base pay,” a consistently applied compensation definition for us, as of or through December 31, 2017. Specifically, base pay was calculated as annual base pay based on the actual hours worked during 2017 for hourly workers, and upon salary levels as of December 31, 2017 for the remaining employees, each of which we utilized without any cost-of-living adjustments. We annualized pay for permanent employees who commenced work during 2017.
As of December 31, 2019, we had 381 employees in the U.S. and 52 employees in other countries. Our compensation practices vary by country and within each country according to job title, skill level and other factors.

Grants of Plan-Based Awards in 2019
The following table provides information about equity awards and non-equity incentive awards granted to the NEOs in 2019. All equity awards were made under the 2018 Omnibus Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert S. Taubman	N/A	—	1,161,023	—	—	—	—	—	—

Simon J. Leopold	N/A	—	525,000	—	—	—	—	—	—
(2)	3/12/2019	—	—	—	—	—	—	8,123	425,726
(3)	3/12/2019	—	—	—	—	6,092	18,276	—	520,501
(4)	3/12/2019	—	—	—	—	6,092	18,276	—	319,282

William S. Taubman	N/A	—	750,000	—	—	—	—	—	—

Paul A. Wright	N/A	—	462,500	—	—	—	—	—	—
(2)	3/12/2019	—	—	—	—	—	—	6,576	344,648
(3)	3/12/2019	—	—	—	—	3,240	9,720	—	276,826
(4)	3/12/2019	—	—	—	—	3,240	9,720	—	169,808

Peter J. Sharp	N/A	—	275,000	—	—	—	—	—	—
(2)	3/12/2019	—	—	—	—	—	—	3,868	202,722
(3)	3/12/2019	—	—	—	—	2,901	8,703	—	247,861
(4)	3/12/2019	—	—	—	—	2,901	8,703	—	152,041

(1)
The amounts in this column relate to the 2019 annual bonus program. Mr. Wright's full year target is $462,500 which consists of a bonus target of $212,500 and an additional bonus opportunity of $250,000 paid on a biweekly basis with a clawback provision as per the terms of his employment agreement.

(2)	Awards of RSUs.

(3)	Awards of relative TSR PSUs.

(4)	Awards of Comparable Center NOI PSUs.

(5)	Each RSU awarded on March 12, 2019 had a grant date fair value of $52.41, each TSR PSU had a grant date fair value of $85.44, and each NOI PSU had a grant date fair value of $52.41.

Narrative Discussion of Grants of Plan-Based Awards in 2019
Annual Bonus Program. The Committee utilizes a target cash bonus pool for senior management, which consists of the aggregate target cash bonuses of each member of senior management. Cash bonuses earned by each member of senior management are determined by the Committee upon its allocation of the earned cash bonus pool for senior management based on the Committee's subjective analysis of an individual's performance and other factors it deems relevant (discussed further on page 19). Since there was no maximum established for the target bonus pool or the allocation of bonus amounts to individual members of senior management, we have determined not to disclose a maximum amount in the table above. Earned bonus amounts for 2019 are reported in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

Long-Term Incentive Program. 40% of the dollar value of the long-term incentive award was paid in RSUs and 60% of the dollar value of the long-term incentive award was paid in PSUs (except for Mr. Wright which is approximately 50% RSUs and 50% PSUs as per his employment agreement described on page 39). The number of RSUs and PSUs are determined by dividing the dollar award by the closing price of the common stock on the day prior to the grant date. For performance-based Profits Units awards, the maximum award value is granted and the units are then subject to recovery and cancellation depending on actual performance against the performance measures over a specified performance cycle. Further, a portion of the Profits Units award represents estimated cash distributions to be paid during the vesting period and, upon vesting, there will be an adjustment in Profits Units to reflect actual cash distributions during such period.
RSUs. Each time-based unit represents the right to receive upon vesting one share of our common stock. All time-based units granted in 2019 provide for vesting on March 1, 2022.

PSUs. Performance-based unit awards have two equally weighted distinct measures (except Mr. Wright) - one measure based on a relative TSR measurement and a second measure based on three-year average Comparable Center NOI growth with an absolute TSR modifier.

Outstanding Equity Awards at December 31, 2019
The following table provides information on the current holdings of stock awards of the NEOs as of December 31, 2019. There were no outstanding option awards held by NEOs as of such date.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Robert S. Taubman		—	—	—	—
Simon J. Leopold	Various	23,050	716,625	—	—
	3/12/2019	—	—	—	—
	3/12/2019	—	—	—	—
	3/7/2018	—	—	—	—
(4)	3/7/2018	—	—	—	—
	3/7/2018	—	—	5,405	168,042
(4)	3/7/2018	—	—	2,130	66,222
	2/20/2017	—	—	4,590	142,703
(4)	2/20/2017	—	—	1,466	45,578
	2/20/2017	—	—	—	—
(4)	2/20/2017	—	—	—	—

William S. Taubman		—	—	—	—
Paul A. Wright	Various	24,808	771,280	—	—
	3/12/2019	—	—	—	—
	3/12/2019	—	—	—	—
	3/7/2018	—	—	—	—
	3/7/2018	—	—	2,875	89,384
	2/20/2017	—	—	1,487	46,231
	2/20/2017	—	—	—	—
	3/13/2017	—	—	1,005	31,246
	3/13/2017	—	—	—	—
Peter J. Sharp		—	—	—	—

(1)	The RSUs vest as follows:

	March 1,
Name	2020	2021	2022
Robert S. Taubman	—	—	—
Simon J. Leopold	6,773	8,154	8,123
William S. Taubman	—	—	—
Paul A. Wright	12,398	5,834	6,576
Peter J. Sharp	—	—	—

(2)	Based upon the closing price of our common stock on the NYSE on December 31, 2019 of $31.09.

(3)
Performance goal assumptions are based upon performance through December 31, 2019. NOI PSUs: Awards granted in 2017 and 2019 were both below the threshold performance goal and awards granted in 2018 were between the threshold and target performance goals. TSR PSUs: Awards granted in 2017, 2018, and 2019 were all below the threshold performance goals. However, the 2017 TSR PSU grant subsequently resulted in a 0.52x payout between the threshold and target performance goals, and is included at above the threshold performance goal, but at or below the target performance goal. For additional information see pages 23 and 24 in the Compensation Discussion and Analysis. The achievement of the target performance goal would result in a 100% payout of the target PSU awards granted in 2019, 2018, and 2017.

The PSUs vest as follows:

	March 1,
Name	2020		2021		2022
	TSR	NOI	TSR	NOI	TSR	NOI
Robert S. Taubman	—	—	—	—	—	—
Simon J. Leopold	4,590	4,590	5,405	5,405	6,092	6,092
William S. Taubman	—	—	—	—	—	—
Paul A. Wright	2,492	2,492	2,875	2,875	3,240	3,240
Peter J. Sharp	—	—	—	—	—	—

(4)	Represents maximum units awarded for TRG Profits Units for DERS.

Option Exercises and Stock Vested in 2019
The following table provides information about the value realized by the NEOs on the vesting of stock awards in 2019. No option awards were exercised in 2019.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Robert S. Taubman	—	—
Simon J. Leopold	7,600	236,284
William S. Taubman	—	—
Paul A. Wright	3,893	200,256
Peter J. Sharp	—	—
_____________

(1)	Includes the vesting of RSUs and PSUs that vested on March 1, 2019. Additional RSUs vested on December 31, 2019 related to a Retention Award for Mr. Leopold.

(2)
The value realized for purposes of the table is based upon the number of shares of common stock received upon vesting multiplied by the closing price of the common stock on the NYSE on the vesting date. The closing price of the common stock on March 1, 2019 and December 31, 2019 was $51.44 and $31.09, respectively.

Non-qualified Deferred Compensation in 2019
We had the following non-qualified deferred compensation arrangements in 2019 relating to the NEOs:
Supplemental Retirement Savings Plan
This plan provided benefits to senior management in the form of Company contributions which would have been payable under the tax-qualified retirement plan (The Taubman Company and Related Entities Employee Retirement Savings Plan, the “401(k) plan”) but for the reduction in recognizable compensation as required by the IRC. The plan was “frozen” for NEOs on June 30, 2013; participants retain the right to their account balance as of that date, but no new contributions will be made. We will continue to credit earnings at a rate of 1% above the prime rate of return established by JPMorgan Chase Bank, N.A.
Mr. R. Taubman’s Deferral of TRG Units
Pursuant to an option deferral agreement entered into in December 2001 among the Manager, TRG and Mr. R. Taubman, Mr. R. Taubman deferred his right to receive 871,262 TRG units (Deferred TRG Units) pursuant to an incentive option granted to Mr. R. Taubman in 1992 that he exercised in 2002. Until the Deferred TRG units are distributed in full, Mr. R. Taubman receives distribution equivalents on the Deferred TRG units in the form of cash payments as and when TRG makes distributions on actual units outstanding. Beginning with the earlier of Mr. R. Taubman’s cessation of employment for any reason or the ten-year anniversary of the date of exercise, actual TRG units will be paid to Mr. R. Taubman in ten annual installments. In January 2011, an amendment to the option deferral agreement extended the issuance of the deferred units to begin in December 2017. In October 2016, an amendment to the option deferral agreement and the 2011 amendment was entered into which, effective December 1, 2017, extended the issuance of the deferral units to begin in December 2022 and changed the issuance period from ten to five annual installments. The deferral agreement will terminate and actual TRG units will be paid to Mr. R. Taubman in a single distribution upon a change of control of TRG if followed by Mr. R. Taubman’s termination of employment within six months of such change of control.

Non-qualified Deferred Compensation
The table below provides information on the non-qualified deferred compensation of the NEOs in 2019.

Name	Plan	Aggregate Earnings (Loss) in Last FY ($)(2)		Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)(4)
Robert S. Taubman	Supplemental Retirement Savings Plan	22,549			371,297
	Option Deferral Agreement	(12,546,180)	(5)	2,344,014	27,087,528
William S. Taubman	Supplemental Retirement Savings Plan	21,012			346,006

(1)	Our contributions to the supplemental retirement savings plan ended in 2013.

(2)	None of the earnings set forth in the table are above-market or preferential, and therefore none of such amounts are reflected in the Summary Compensation Table.

(3)	Withdrawals and distributions are not reflected in the Summary Compensation Table.

(4)
For Messrs. R. Taubman and W. Taubman, $71,902 and $65,078, respectively, was reported in the Summary Compensation Table from 2006 through 2013 as compensation, in aggregate, all of which related to the Company's contributions to the supplemental retirement savings plan.

(5)
Represents a loss due to a $14.40 per share decrease in the common stock price. The share price decrease is with respect to the options previously exercised and the deferral of the underlying TRG units.

Potential Payments Upon Termination or Change-in-Control
The following section describes and quantifies potential payments and benefits to the NEOs under our compensation and benefit plans and arrangements upon termination of employment or a change of control of TCO.

Mr. Sharp was party to an employment agreement with us and an operating agreement with subsidiaries of TCO as of September 1, 2016, which generally was terminated effective October 9, 2019 in connection with his termination. Effective on October 9, 2019, he entered into the Separation Agreement (defined below).

Mr. Wright was party to an employment agreement with us as of March 30, 2017, which was terminated effective January 1, 2020 in connection with his promotion, and a home protection agreement with us as of April 3, 2018.

Mr. Leopold is party to a change of control employment agreement with us.

Messrs. Leopold, Sharp and Wright were also party to the Severance Plan in 2019 until it terminated on December 11, 2019. During the time the Severance Plan was effective, Mr. Leopold continued to be eligible to receive benefits under his change-in-control agreement if they were more favorable than the benefits provided through the Severance Plan and the same applied to Messrs. Sharp and Wright with respect to their employment agreements. Any benefits payable under either a change-in-control agreement or employment agreement would have been offset by any benefit provided under the Severance Plan.

Messrs. R. Taubman and W. Taubman have not entered into any employment or change in control agreements and are not eligible to participate in the Severance Plan.

Certain of our compensatory plans contain provisions regarding the acceleration of vesting and payment upon specified termination events; see “-Company Share-Based Plans” below. In addition, the Committee may authorize discretionary severance payments to its NEOs upon termination.
Supplemental Retirement Savings Plan
Messrs. R. Taubman and W. Taubman participated in the plan until it was frozen in June 2013. No withdrawals are permitted under the plan during employment. As soon as practicable following the termination of employment for any reason, the employee must elect a lump-sum payment (to be paid no earlier than one year following such termination date) or annual installments (such first installment to be paid no earlier than one year following the last day of the month of termination); however, in its sole discretion, we may accelerate such payment plan. The acceleration provisions will be amended as necessary to comply with the new tax rules applicable to non-qualified deferred compensation arrangements. In the event the employee dies before distribution of all amounts, the beneficiary may change the form of payment with the consent of TCO.

Employment Agreements
Change of Control Employment Agreement - Mr. Leopold
Mr. Leopold’s agreement has a three-year term that automatically extends for an additional year on each anniversary of the first day of its terms unless a notice not to extend is given by us at least 60 days prior to the renewal date. If a change of control of Taubman occurs during the term of the agreement, then the agreement becomes operative for a fixed three-year period commencing on the date of the change of control and supersedes any other employment agreement between us and any of our affiliates, on the one hand, and the executive, on the other.
The agreement provides generally that Mr. Leopold’s terms and conditions of employment, including position, location, compensation and benefits, will not be adversely changed during the three-year period after a change of control of Taubman. In addition, the agreement also provides that upon a change of control of Taubman or a termination of employment in anticipation of a change of control of Taubman, generally all of the executive’s share-based compensation awards that are outstanding on the date of the change of control will vest and, in specified circumstances, will become exercisable or payable. After a change of control of Taubman, if the executive’s employment is terminated (1) by reason of the executive’s death or disability, the executive or his or her beneficiary or estate will generally be entitled to receive accrued but unpaid base salary and an annual cash bonus for the year in which the termination of employment occurs, pro-rated through the date of termination; or (2) by us other than for cause, death or disability, or if the executive resigns for good reason, or upon certain terminations in connection with or in anticipation of a change of control, the executive will generally be entitled to receive:

•	the amounts noted above for termination by reason of death or disability;

•	two and a half times the executive’s annual base salary and an annual cash bonus amount;

•	continued welfare benefits and perquisites for at least thirty months; and

•	outplacement services for one year.
The annual cash bonus portion of this severance amount will be based on the higher of (x) the highest bonus earned by the executive during the three full fiscal years prior to the change of control of Taubman or (y) the most recent bonus earned by the executive prior to the date of termination of employment.
For purposes of the change in control employment agreement, (a) “cause” is defined as the willful and continued failure of Mr. Leopold to substantially perform his duties after a written demand for substantial performance (other than any such failure resulting from incapacity due to physical or mental illness or following Mr. Leopold’s delivery of a notice of termination for good reason) or the willful engaging of Mr. Leopold in illegal conduct, or gross misconduct, that is materially and demonstrably injurious to the Company; and (b) “good reason” is defined as (i) the assignment to Mr. Leopold of any duties inconsistent in any respect with his position (including status, offices, titles, and reporting requirements), authority, duties or responsibilities as contemplated by the agreement, or any other diminution in such position, authority, duties or responsibilities (whether or not occurring solely as a result of the Company ceasing to be a publicly traded entity), excluding an isolated, insubstantial and inadvertent action not taken in bad faith that the Company promptly cures, (ii) any failure of the Company to comply with any of the provisions of the agreement pertaining to the Company’s obligations to provide Mr. Leopold with his compensation (base salary, annual bonus, incentive, savings and retirement plans, welfare benefit plans, expenses, fringe benefits, office and support staff, and vacation), excluding an isolated, insubstantial and inadvertent action not taken in bad faith that the Company promptly cures, (iii) the Company requiring Mr. Leopold to be based at any office or location that is 35 miles or more away from his current office or to travel on business to a substantially greater extent than required immediately prior to the date of the change in control; and (iv) the Company’s failure to require any successor to the Company or TRG to assume expressly and agree to honor the agreement.
The change in control employment agreement provides that if any payments and benefits to be paid or provided to Mr. Leopold, whether pursuant to the terms of the agreement or otherwise, would be subject to “golden parachute” excise taxes under the Code, the payments and benefits will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee (a so called “best-net reduction”).
Further, as a condition to receiving the foregoing and subject to limited specified exceptions, Mr. Leopold must sign a release of claims agreement against Taubman and its agents, and is also subject to customary confidentiality provisions after the termination of employment with Taubman.

Employment Agreement - Mr. Wright

In March 2017, we entered into an employment agreement with Mr. Wright commencing on April 1, 2017 with the initial term ending March 30, 2019. In March 2019, Mr. Wright's employment agreement was amended to extend the term through March 31, 2020 (the Wright Term). Effective January 1, 2020, Mr. Wright's employment agreement was terminated in connection with his promotion to the position of President, Taubman Asia Management Limited.

Mr. Wright's employment agreement provided for an annual base salary of $425,000, with consideration of upward adjustments to be reviewed annually, and an annual target bonus of 50% of his base salary. In lieu of a travel allowance and in recognition of Mr. Wright's global role, the agreement also provided for an additional base salary supplement of $410,000, and an additional bonus payment of $250,000 which could be increased or clawed-back based on a subjective assessment of Mr. Wrights performance at year-end. Both the additional base salary supplement and the additional bonus payment were paid in equal installments on a biweekly basis.

Mr. Wright's annual long-term incentive opportunity was equivalent to 80% of his annual base salary, $340,000 in the form of RSUs and a $335,000 annual PSU award opportunity (half based on Comparable Center NOI Growth with an Absolute TSR Modifier and the other half based on relative TSR against the FTSE NAREIT ALL REIT Index Retail Sector). He received these annual RSU Award and PSU Award grants in March 2017, 2018 and 2019. All equity awards are subject to three year cliff vesting.

In addition, Mr. Wright received our international relocation package with payment for reasonable amounts for shipment of household goods, new home closing costs, temporary housing, and any obligations under his lease in Hong Kong prior to the his residence in the U.S.

Mr. Wright was also eligible for other standard benefits offered to senior level management in the U.S. such as health insurance, life insurance, accidental death and dismemberment insurance, 401(k) retirement savings plan and long-term disability benefits. He would have also been reimbursed for reasonable out of pocket expenses relating to tax preparation and was tax equalized related to equity awards granted prior to his arrival in the U.S. In the event that, prior to the end of the Wright Term, Mr. Wright’s employment is terminated by us for other than “Good Cause” (as defined therein), death or Disability, or is terminated by Mr. Wright for “Good Reason” (as defined therein), he would have received the following:

(i)	Base salary and additional salary shall continue to be paid to him until the end of the Wright Term;

(ii)	Payment of the target bonus and additional bonus for the period ending at the end of the Wright Term or prorated for any partial year that may fall within the aforementioned period;

(iii)
Reimbursement for the cost of continuing his health insurance coverage under our benefit plans for the maximum continuation period allowed under such plans, but not longer than three months; provided, however, that (i) he shall in good faith endeavor to find other comparable employment, and (ii) any salary or bonus continuation due to him will be subject to reduction on a dollar-for-dollar basis according to any cash compensation earned by him as a result of such other employment; and

(iv)	Reimbursement for his reasonable out of pocket expenses incurred in relocating back to Hong Kong.
Promptly following expiration or termination of Mr. Wright’s employment hereunder, and as a precondition to any separation pay or benefits, he would have had to execute and deliver a resignation and release of claims document. Mr. Wright would have continued to be eligible to receive benefits under the Severance Plan if they are more favorable than the benefits provided through his employment agreement. Any benefits payable under the Severance Plan would have been offset by any benefit provided under his employment agreement.
Home Protection Upon Termination Agreement - Mr. Wright

In March, 2018, we entered into a home sale loss protection agreement with Mr. Wright. The agreement provided that if Mr. Wright's employment is terminated in connection with a Change of Control prior to March 1, 2020, we would make a taxable payment for the difference between the purchase price of the residence that Mr. Wright paid to purchase the residence and the sale price paid to Mr. Wright as part of a sale (Loss) of the residence provided that:

(i)	Mr. Wright fully participates in our sponsored home marketing program;

(ii)	The residence was listed for sale at a reasonable and market rate as advised by an independent realtor (and confirmed by appraisal if requested by us); and

(iii)	We were provided with all relevant documentation related to the purchase and sale of the residence.

The amount of the Loss shall not include any amounts related to capital improvements of the residence, upgrades or maintenance work completed on the residence.

We would be responsible for reimbursing Mr. Wright for eighty percent (80%) of the Loss, not to exceed $500,000. Payment shall be made within 30 days after our receipt of the required documentation regarding the Loss.

Employment Agreement - Mr. Sharp

In September 2016, we entered into an employment agreement with Mr. Sharp with the initial term ending December 31, 2021 (the Sharp Term). Mr. Sharp resigned from the Company effective October 9, 2019 and the agreement generally terminated.

Any surviving portions of Mr. Sharp's employment agreement following termination were incorporated by reference into a Separation Agreement described below.
Separation Agreement - Mr. Sharp
On October 9, 2019, Mr. Sharp resigned from his position, effective October 9, 2019, and entered into a Separation Agreement with Taubman Asia. Pursuant to the Separation Agreement, Mr. Sharp's employment agreement became null and void except for the specified provisions that survive such resignation.
In accordance with the Separation Agreement, Mr. Sharp assigned his equity ownership interest in Taubman Properties Asia III for a lump sum cash redemption payment of $1,000,000. It also provided him with a lump sum cash payment of $162,500, which was equivalent to his unpaid base salary, personal expense allowance, and housing allowance that would have accrued through December 31, 2019. Further, he received continuing health care benefits through December 31, 2019. All outstanding unvested share-based awards granted to Mr. Sharp were forfeited under the terms of the 2008 and 2018 Omnibus Plans, and his bonus opportunity for 2019 also was forfeited.
In accordance with the Separation Agreement and the surviving terms of the Employment Agreement, Mr. Sharp is subject to non-compete and non-solicit provisions, effective until October 10, 2020, as well as non-disparagement and confidentiality provisions. Further, to the extent permitted by applicable law, the Separation Agreement provides for a mutual general release of any claims.
Change of Control/Severance Payment Table
The following table estimates the potential payments and benefits to the NEOs upon termination of employment or a change of control, assuming such event occurs on December 31, 2019. These estimates do not reflect the actual amounts that would be paid to such persons on a different date, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

Items Not Reflected in Table. The following items are not reflected in the table set forth below:

•	Any payments, or benefits, provided by the Severance Plan as it was not in effect on December 31, 2019.

•	Accrued salary, cash bonus and paid time off.

•
Potential payment under Mr. Wright's Home Protection Agreement upon termination resulting from a Change of Control or reimbursement of reasonable out of pocket expatriate expenses relating to Mr. Wright relocating back to Hong Kong.

•	Costs of any mandated governmental assistance program to former employees.

•	Amounts outstanding under the Company's 401(k) plan.

•
Supplemental Retirement Savings Plan.    If such participant's employment is terminated for any reason, upon the occurrence of specified events (including a change of control of TRG, the dissolution of TRG or the termination (without renewal) of the Manager's services agreement with TRG), or we accelerate such payment as of December 31, 2019, then the participant would receive the aggregate balance amount relating to the plan as set forth in the “Non-qualified Deferred Compensation in 2019” table.

•
Mr. R. Taubman's Deferral of TRG Units.    If Mr. R. Taubman's employment is terminated for any reason as of December 31, 2019, the Deferred TRG units will be paid to Mr. R. Taubman in five annual installments. If Mr. R. Taubman's employment is terminated within six months of a change of control, then the Deferred TRG units will be paid to Mr. R. Taubman in a single distribution. The aggregate balance amount relating to this deferral arrangement is set forth in the “Non-qualified Deferred Compensation in 2019” table.

Other Notes Applicable to Table

•
The 2008 Omnibus Plan provides for the acceleration of vesting of share-based awards upon retirement, death, disability, layoff in connection to a reduction in force or a change of control. The closing price of our common stock on December 31, 2019 was $31.09. The table reflects the intrinsic value of such acceleration, which is:

•	for each unvested RSU or Restricted TRG Profits Units, $31.09; and

•
for each PSU or Profits Units, in the case of death, disability, layoff in connection to a reduction in force (or retirement, for the annual PSU grants) or in the case of a change of control, $31.09 multiplied by:

•	0x for each 2019 NOI TRG Profit Unit or PSU (estimated multiplier as of December 31, 2019)

•	0x for each 2019 relative TSR Profit Unit or PSU (estimated multiplier as of December 31, 2019)

•	0.5x for each 2018 NOI TRG Profit Unit or PSU (estimated multiplier as of December 31, 2019)

•	0x for each 2018 relative TSR Profit Unit or PSU (estimated multiplier as of December 31, 2019)

•	0x for each 2017 NOI TRG Profit Unit or PSU (actual multiplier as of December 31, 2019)

•	0.52x for each 2017 relative TSR Profit Unit or PSU (actual multiplier as of March 1, 2020)

•
The Committee has discretion to accelerate the vesting of RSU, PSU and Profits Units awards to the extent not expressly set forth above. The table assumes the Committee does not utilize such discretion.

•
For a termination following a change of control, the table below assumes such termination is other than for cause, death or disability, or due to the executive resigning for good reason, or upon certain terminations in connection with or in anticipation of a change of control.

•	None of the NEOs are eligible for retirement and therefore termination due to retirement is not included in the table below.

•	Life insurance amounts only reflect policies paid for by us.

•	The table assumes a “disability” is of a long-term nature, which triggers vesting of share-based awards. Disability payments are shown on an annual basis.

	Cash Severance ($)(5)	Miscellaneous Benefits ($)	Acceleration of Share- Based Awards ($)	Life Insurance Proceeds ($)	Annual Disability Benefits ($)(6)	Total ($)
Robert S. Taubman(1)
Death	—	—	—	1,400,000	—	1,400,000
Disability	—	—	—	—	360,000	360,000
Simon J. Leopold
Death	—	—	893,788	1,400,000	—	2,293,788
Disability	—	—	893,788	—	360,000	1,253,788
Layoff in connection with a reduction in force(2)	—	—	893,788	—	—	893,788
Change of control(2)	3,007,500	91,470	893,788	—	—	3,992,758
William S. Taubman(1)
Death	—	—	—	1,400,000	—	1,400,000
Disability	—	—	—	—	360,000	360,000
Paul Wright
Termination without cause or for Good Reason(3)	324,375	8,247	1,114,328	—	—	1,446,950
Death	—	—	1,114,328	1,400,000	—	2,514,328
Disability	—	—	1,114,328	—	360,000	1,474,328
Layoff in connection with a reduction in force(3)	324,375	8,247	1,114,328	—	—	1,446,950
Change of control(3)	324,375	8,247	1,114,328	—	—	1,446,950
Peter Sharp(4)

(1)
Except as specified in “-Items Not Reflected in Table,” such person does not receive any additional payments if (A) he voluntarily terminates his employment, or (B) his employment is terminated by the Company with or without cause.

(2)
Miscellaneous Benefits amount includes the estimated value of continuing health and welfare benefits for 30 months after December 31, 2019 (using 2020 COBRA rates) and outplacement services for one year after December 31, 2019 as per Mr. Leopold's Change-in-Control Agreement.

(3)
Miscellaneous Benefits amount includes the estimated payment equivalent in value of continuing health benefits for 3 months after December 31, 2019 (using 2020 COBRA rates) as per Mr. Wright's employment agreement.

(4)	Mr. Sharp resigned in October 2019. For details of his Separation Agreement, see “Potential Payments Upon Termination or Change-In-Control” section above.

(5)	Cash Severance amount reflects the amount payable under the NEO's Employment Agreement or Change-In-Control Agreement.

(6)	For terminations due to disability, the total amounts only include one year of disability benefits. In actuality, such amount will be paid on an annual basis.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Authorized for Issuance Under Equity Compensation Plan
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

(1)
Under The Taubman Company 2018 Omnibus Plan, directors, officers, employees, and other service providers of TCO may receive RSUs, restricted TRG Units, options to purchase common shares or TRG Units, share appreciation rights, PSUs, unrestricted shares or TRG Units, and other awards to acquire up to an aggregate of 2,800,000 shares of common stock or TRG Units. No further awards will be made under the 2008 Omnibus Plan or the 1992 Incentive Option Plan.

(2)
The maximum number of performance-based Profits Units was issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period.

(3)
Amount represents 58,750 performance share units at their maximum payout ratio of 300%. This amount may overstate dilution to the extent actual performance is different than such assumption. The actual number of PSUs that may ultimately vest will range from 0- 300% based on actual performance against targeted measures of total shareholder return relative to that of a peer group and net operating income thresholds over a three-year period.

(4)	Excludes RSUs and PSUs issued under the Omnibus Plans because they are converted into common stock on a one-for-one basis at no additional cost.

(5)
The Deferred Compensation Plan, which was approved by the Board in May 2005, gives each non-employee director of TCO the right to defer the receipt of all or a portion of his or her annual director retainer fee until the termination of such director's service on the Board of Directors and for such deferred amount to be denominated in RSUs. The number of RSUs received equals the amount of the deferred retainer fee divided by the fair market value of the common stock on the business day immediately before the date the director would otherwise have been entitled to receive the retainer fee. The RSUs represent the right to receive equivalent shares of common stock at the end of the deferral period. During the deferral period, when we pay cash dividends on the common stock, the directors' notional deferral accounts are credited with dividend equivalents on their deferred RSUs, payable in additional RSUs based on the fair market value of the common stock on the business day immediately before the record date of the applicable dividend payment. Each Director's notional account is 100% vested at all times.

(6)	The RSUs are excluded because they are converted into common stock on a one-for-one basis at no additional cost.

(7)	The number of securities available for future issuance is unlimited and will reflect whether non-employee directors elect to defer all or a portion of their annual retainers.

Capital and Voting Structure
We are structured as an umbrella partnership REIT, referred to as an UPREIT. In our UPREIT structure, TCO, which is a publicly-traded REIT, is the sole managing general partner of TRG. TCO's sole asset is its ownership of partnership interests in TRG (TRG Units), which constitute an approximate 70% economic interest in TRG as of December 31, 2019. The remaining approximate 30% of TRG Units are owned by TRG's partners other than TCO (Other Partners), including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the A. Alfred Taubman Restated Revocable Trust (the Taubman Family). TRG owns direct or indirect interests in our real estate properties and in the companies that provide management services to us and our real estate properties, including in our unconsolidated joint ventures and the Manager.
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
Owns Interests In:
21 U.S. Shopping Centers
3 Asia Shopping Centers
The entities that manage properties in the U.S. and in Asia

Since TCO manages TRG as the sole managing general partner, the Other Partners have limited control rights in TRG. To provide the Other Partners with voting rights in TCO corresponding with their economic interests in TRG, in 1998, TCO issued, and made available for the Other Partners to purchase, Series B Non-Participating Convertible Preferred Stock (Series B Preferred Shares). The holders of the Series B Preferred Shares vote together with the holders of our common stock on all matters on which the common shareholders vote. Holders of our common stock and the Series B Preferred Shares are each entitled to one vote per share.
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
We operate as a REIT under the IRC. In order to satisfy the provisions of the IRC applicable to REITs, we must distribute to our shareholders at least 90% of our REIT taxable income prior to net capital gains and meet certain other requirements. TRG's partnership agreement provides that TRG will distribute, at a minimum, sufficient amounts to its partners such that our pro rata share will enable us to pay shareholder dividends (including capital gains dividends that may be required upon TRG's sale of an asset) that will satisfy the REIT provisions of the IRC.

Ownership Table
The following table sets forth information regarding the beneficial ownership of our equity securities as of April 22, 2020 by each director, NEO and all of the directors and executive officers as a group. The following table also sets forth information regarding the beneficial ownership of our Voting Stock (as defined below) by beneficial owners of more than 5% of either class of our Voting Stock. Each share of common stock and Series B Preferred Stock (collectively, the Voting Stock) is entitled to one vote on each matter to be voted upon at the annual meeting.
The share information set forth in the table below (both numbers of shares and percentages) reflects ownership of common stock and Series B Preferred Stock in aggregate. The notes to the table include information regarding Series B Preferred Stock holdings of Robert Taubman, Simon Leopold, William Taubman, Gayle Taubman Kalisman, the Estate of A. Alfred Taubman and Taubman Ventures Group LLC. The notes also include the percentage ownership of the shares of common stock and/or Series B Preferred Stock on a separate basis to the extent the holder's ownership of such class represents greater than 1% of the outstanding shares. Unless otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment power with respect to the shares listed below.

Directors, Director Nominees, Executive Officers and More Than 5% Shareholders (1)	Number of Shares Owned Directly or Indirectly	Number of Shares Which Can Be Acquired Within 60 Days of Record Date Held in Deferral Plans (2)	Number of Shares Beneficially Owned		Percent of Shares
Robert S. Taubman	25,667,759	—	25,667,759	(3)(8)	29.3
Simon J. Leopold	43,919	—	43,919	(4)	*
William S. Taubman	25,297,685	—	25,297,685	(5)(8)	28.8
Peter J. Sharp	8,744	—	8,744		*
Paul A. Wright	14,397	—	14,397		*
Mayree C. Clark	9,690	—	9,690		*
Michael J. Embler	5,000	7,036	12,036		*
Janice L. Fields	—	7,352	7,352		*
Michelle J. Goldberg	—	5,425	5,425		*
Nancy Killefer	1,682	4,818	6,500		*
Cia Buckley Marakovits	4,000	15,544	19,544		*
Ronald W. Tysoe	—	29,767	29,767		*
Myron E. Ullman, III	15,025	20,758	35,783		*
Estate of A. Alfred Taubman	22,503,279	—	22,503,279	(6)(8)	25.7
200 E. Long Lake Road, Suite 180 Bloomfield Hills, MI 48304
Gayle Taubman Kalisman	22,976,268	—	22,976,268	(7)(8)	26.2
200 E. Long Lake Road, Suite 180 Bloomfield Hills, MI 48304
Taubman Ventures Group LLC	22,498,279	—	22,498,279	(8)	25.7
200 E. Long Lake Road, Suite 180 Bloomfield Hills, MI 48304
The Vanguard Group, Inc.	8,843,584	—	8,843,584	(9)	10.1
100 Vanguard Blvd. Malvern, PA 19355
BlackRock, Inc.	6,889,162	—	6,889,162	(10)	7.9
55 East 52nd Street New York, NY 10055
Cohen & Steers, Inc.	5,718,034	—	5,718,034	(11)	6.5
280 Park Avenue, 10th Floor New York, NY 10017
FMR LLC	3,422,496		3,422,496	(12)	3.9
245 Summer Street Boston, MA 02210
Directors and Executive Officers as a group (13 persons)	26,041,872	90,700	26,132,572	(13)	29.8

* less than 1%

(1)
We have relied upon information supplied by certain beneficial owners and upon information contained in filings with the SEC. Share figures shown assume that outstanding TRG units are not exchanged for common stock under the Continuing Offer (which TRG units may be exchanged at a ratio of one share of common stock for every TRG unit) and that outstanding shares of Series B Preferred Stock are not converted into common stock (which is permitted, under specified circumstances, at the ratio of one share of common stock for every 14,000 shares of Series B Preferred Stock, with any resulting fractional shares redeemed for cash). As of April 22, 2020, there were 87,687,538 beneficially owned shares of Voting Stock outstanding, consisting of 61,608,379 shares of common stock and 26,079,159 shares of Series B Preferred Stock.

(2)
Under the Taubman Centers, Inc. Non-Employee Directors' Deferred Compensation Plan, the RSUs granted are fully vested at the time of grant but do not have voting rights. The deferral period continues until the earlier of the termination of director service or a change of control.

(3)
Consists of (A) 38,314 shares of Series B Preferred Stock owned by Robert Taubman, 1,338,496 shares of Series B Preferred Stock owned by R & W-TRG LLC (R&W), a company owned by Robert Taubman and his brother, William Taubman (shared voting and dispositive power), 22,311,442 shares of Series B Preferred Stock owned by Taubman Ventures Group LLC (TVG) (shared voting and dispositive power), 5,000 shares of Series B Preferred Stock owned by TG Partners (shared voting and dispositive power) and 472,650 shares of Series B Preferred Stock owned by TF Associates, LLC (TFA) (shared voting and dispositive power) (in aggregate, 92.7% of the Series B Preferred Stock), and (B) 267,395 shares of common stock that Robert Taubman owns, 265,246 shares of common stock that RSTCO, LLC owns, 42,880 shares of common stock owned by an irrevocable trust for which Robert Taubman is the sole trustee for the benefit of Robert Taubman and his children, 27,895 shares of common stock owned in UTMA accounts for the benefit of his children, 711,504 shares of common stock owned by R&W (shared voting and dispositive power), 186,837 shares of common stock owned by TVG (shared voting and dispositive power) and 100 shares of common stock owned by the A. Alfred Taubman Restated Revocable Trust (shared voting and dispositive power).

Robert Taubman disclaims any beneficial interest in the Voting Stock owned by R&W, TVG, TG Partners, TFA and the A. Alfred Taubman Restated Revocable Trust beyond his pecuniary interest in such entities. See note 8.
R&W has pledged 1,338,496 shares of Series B Preferred Stock, 1,338,496 TRG units and 711,504 shares of common stock, to Citibank, N.A. as collateral for various loans. RSTCO, LLC has pledged 265,246 shares of common stock to Bank of America, N.A.

(4)
Consists of (A) 21,967 shares of Series B Preferred Stock, and (B) 21,932 shares of common stock and 20 shares of common stock on an as-converted basis held through a stock fund of the 401(k) plan, all owned by Simon Leopold.

(5)
Consists of (A) 25,036 shares of Series B Preferred Stock owned by William Taubman, 1,338,496 shares of Series B Preferred Stock owned by R&W (shared voting and dispositive power), 22,311,442 shares of Series B Preferred Stock owned by TVG (shared voting and dispositive power), 5,000 shares of Series B Preferred Stock owned by TG Partners (shared voting and dispositive power) and 472,650 shares of Series B Preferred Stock owned by TFA (shared voting and dispositive power) (in aggregate, 92.6% of the Series B Preferred Stock), and (B) 43,032 shares of common stock that William Taubman owns, 203,588 shares of common stock that WSTCO, LLC owns, 711,504 shares of common stock owned by R&W (shared voting and dispositive power), 186,837 shares of common stock owned by TVG (shared voting and dispositive power) and 100 shares of common stock owned by the A. Alfred Taubman Restated Revocable Trust (shared voting and dispositive power).

William Taubman disclaims any beneficial interest in the Voting Stock owned by R&W, TVG, TG Partners, TFA and the A. Alfred Taubman Restated Revocable Trust beyond his pecuniary interest in such entities. See note 8.
R&W has pledged 1,338,496 shares of Series B Preferred Stock, 1,338,496 TRG units and 711,504 shares of common stock, to Citibank, N.A. as collateral for various loans. WSTCO, LLC has pledged 203,588 shares of common stock to Bank of America, N.A.

(6)
Consists of (A) 22,311,442 shares of Series B Preferred Stock owned by TVG (shared voting and dispositive power) and 5,000 shares of Series B Preferred Stock owned by TG Partners (in aggregate, 85.6% of the Series B Preferred Stock), and (B) 186,837 shares of common stock owned by TVG (shared voting and dispositive power). The Estate of A. Alfred Taubman disclaims beneficial ownership in the Voting Stock owned by TVG and TG Partners beyond its pecuniary interest in those entities.

(7)
Consists of (A) 239 shares of Series B Preferred Stock owned by Gayle Taubman Kalisman, 22,311,442 shares of Series B Preferred Stock owned by TVG (shared voting and dispositive power), 5,000 shares of Series B Preferred Stock owned by TG Partners (shared voting and dispositive power) and 472,650 shares of Series B Preferred Stock owned by TFA (shared voting and dispositive power) (in aggregate, 87.4% of the Series B Preferred Stock), and (B) 186,837 shares of common stock owned by TVG (shared voting and dispositive power) and 100 shares of common stock owned by the A. Alfred Taubman Restated Revocable Trust (shared voting and dispositive power).

Gayle Taubman Kalisman disclaims any beneficial interest in the Voting Stock owned by TVG, TG Partners, TFA and the A. Alfred Taubman Restated Revocable Trust beyond her pecuniary interest in such entities. See note 8.

(8)
Robert Taubman, William Taubman and Gayle Taubman Kalisman are co-trustees of the A. Alfred Taubman Restated Revocable Trust and share voting and dispositive power over 100 shares of common stock owned by such trust. The Estate of A. Alfred Taubman, Robert Taubman, William Taubman and Gayle Taubman Kalisman may be deemed to beneficially own 186,837 shares of common stock owned by TVG, 5,000 shares of Series B Preferred Stock owned by TG Partners and 22,311,442 shares of Series B Preferred Stock owned by TVG. Robert Taubman, William Taubman and Gayle Taubman Kalisman may be deemed to beneficially own 472,650 shares of Series B Preferred Stock owned by TFA. Such amounts are disclosed in notes 3, 5, 6 and 7. Each person disclaims beneficial ownership in the Voting Stock owned by TVG, TFA, TG Partners and the A. Alfred Taubman Restated Revocable Trust beyond such person's pecuniary interest in such entities.

(9)
Pursuant to Schedule 13G/A filed with the SEC on February 11, 2020. Represents 14.4% of the common stock. The Vanguard Group, Inc. has sole power to vote 90,170 shares, shared power to vote 73,527 shares, sole power to dispose 8,747,324 shares and shared power to dispose 96,260 shares.

(10)
Pursuant to Schedule 13G/A filed with the SEC on February 4, 2020. Represents 11.2% of the common stock. This report includes holdings of various subsidiaries of the holding company. BlackRock, Inc. has sole power to vote 6,628,526 shares and sole power to dispose 6,889,162 shares.

(11)
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2020. Represents 9.3% of the common stock. This report includes holdings of various subsidiaries of the holding company. Cohen & Steers, Inc. has sole power to vote 5,188,824 shares and sole power to dispose 5,718,034 shares.

(12)
Pursuant to a Schedule 13G filed with the SEC on February 7, 2020. Represents 5.6% of the common stock. This report includes holdings of various subsidiaries of the holding company. FMR LLC has sole power to vote 302,133 shares and sole power to dispose 3,422,496 shares.

(13)
Consists of an aggregate of (A) 24,212,905 shares of Series B Preferred Stock beneficially owned (in aggregate, 92.8% of the Series B Preferred Stock), and (B) 1,828,967 shares of common stock beneficially owned and 90,700 shares of common stock subject to issuance under the Non-Employee Directors' Deferred Compensation Plan (in aggregate, 3.1% of the common stock).

See notes 3 and 5 for shares and units pledged as collateral.

Ownership Limit
Under the Amended and Restated Articles of Incorporation of TCO (the Articles), no shareholder may own more than 8.23% (the Ownership Limit) in value of our Capital Stock. Our Board of Directors has the authority to allow a “look through entity” to own up to 9.9% in value of the Capital Stock (Look Through Entity Limit), provided that, after application of certain constructive ownership rules under the IRC and rules regarding beneficial ownership under the Michigan Business Corporation Act, no individual would constructively or beneficially own more than the Ownership Limit. A look through entity is any entity other than a qualified trust under Section 401(a) of the IRC, certain other tax-exempt entities described in the Articles, or an entity that actually or constructively owns 10% or more of the equity of any tenant from which we or TRG directly or indirectly receives or accrues rent from real property.

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

These ownership limits will not be automatically removed even if the REIT requirements are changed so as to no longer contain any ownership limits or if an ownership limit is increased because, in addition to preserving our status as a REIT, the effect of the ownership limits is to prevent any person from acquiring control of us. Changes in the ownership limits cannot be made solely by our Board of Directors and would require an amendment to our Articles. Amendments to our Articles require the approval of our Board of Directors and the affirmative vote of shareholders owning not less than two-thirds of the outstanding shares of Capital Stock entitled to vote.

Members of the Taubman Family, collectively, own approximately 30% of our Capital Stock as of April 22, 2020. The combined Taubman Family members' ownership of our Capital Stock includes 24,191,177 shares of the 26,079,159 shares of Series B Preferred Shares outstanding or 92.8% of the total outstanding and 1,748,477 shares of the 61,608,379 shares of common stock outstanding or 2.8% of the total outstanding as of April 22, 2020. The Series B Preferred Shares are convertible into shares of common stock at a ratio of 14,000 Series B Preferred Shares to one share of common stock, and therefore one Series B Preferred Share has a value of 1/14,000ths of the value of one share of common stock. Accordingly, the foregoing ownership of Capital Stock by members of the Taubman Family does not violate the Ownership Limit set forth in our Articles.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures
To assist us in complying with our disclosure obligations and to enhance our disclosure controls, the Board approved a written policy regarding related person transactions. A “related person” is a director, officer, nominee for director or a more than 5% shareholder (of any class of our Voting Stock) since the beginning of our last completed fiscal year, and their immediate family members. A “related person transaction“” is any transaction or any series of transactions in which we were or are to be a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Specifically, the policy establishes a process for identifying related persons and procedures for reviewing and approving such related person transactions. In addition, directors and executive officers are required to complete an annual questionnaire in connection with our proxy statement for our annual meeting of shareholders, which includes questions regarding related person transactions, and such persons also are required to provide written notice to our General Counsel or outside general counsel of any updates to such information prior to the annual meeting. Further, our financial and other departments have established additional procedures to assist us in identifying existing and potential related person transactions and other potential conflict of interest transactions.

From January 1, 2019 through the date hereof, our related person transactions were solely with members of the Taubman Family (defined below) and their affiliates, except with respect to the matter referred to below under “Land & Buildings’ Expense Reimbursement.” The Audit Committee and/or the independent directors of the Board reviewed such related person transactions and other covered matters in accordance with our policies. Our policies seek to ensure that our involvement in such transactions and matters are determined to be on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and in the best interests of us and our shareholders. When necessary or appropriate, we have engaged third party consultants and special counsel, and the Board has created a special committee, to review such transactions and matters. While Mr. R. Taubman and Mr. W. Taubman may participate in certain discussions regarding Company transactions with the Taubman Family and affiliates, they recuse themselves from the approval process by the Board or Audit Committee and do not negotiate contractual terms or control our strategies with respect to such transactions.

Related Person Transactions
Transactions with the Taubman Family and Their Affiliates
The Manager is the manager of the Sunvalley shopping center (Sunvalley) in Concord, California, and has been the manager since its original development (opened in 1967). TRG owns a 50% general partnership interest in SunValley Associates, a California general partnership, which indirectly owns the center. The other 50% partner consists of two entities owned and controlled by the Revocable Trust (Robert Taubman, William Taubman and Gayle Taubman Kalisman are co-trustees of such trust). A. Alfred Taubman was the former Chairman of the Board and the father of Robert and William Taubman. The Sunvalley partnership agreement names TRG as the managing general partner and provides that so long as TRG has an ownership interest in the property, the Manager will remain its manager and leasing agent. Sunvalley is subject to a ground lease on the land, which is owned by Taubman Land Associates LLC (Taubman Land). Taubman Land is owned 50% by an affiliate of TRG and 50% by an entity that Robert Taubman, William Taubman and Gayle Taubman Kalisman have ownership interests in and control. Rent was $1.7 million for 2019.

The Revocable Trust and certain of its affiliates receive various management services from the Manager. For such services, the Revocable Trust and affiliates paid the Manager approximately $2.4 million in 2019.

Taubman Ventures Management, an operating division of TVG that manages the personal assets of, and provides administrative services to, the Taubman Family, including A. Alfred Taubman's estate (collectively, the “Taubman Family”), utilizes a portion of the Manager's Bloomfield Hills, Michigan offices. For the use of the office space, Taubman Ventures Management paid the Manager $168,973 in 2019, representing its pro rata share of the total occupancy costs. Although historically employees of Taubman Ventures Management and other affiliated companies of the Taubman Family were enrolled in Manager's benefit program and made payments to the Manager to fully reimburse the costs associated with such participation plus an administrative fee; however, in 2019, such employees participated in their own benefit program and therefore did not make any payments to the Manager.

The Manager owns a corporate plane for business use and was reimbursed approximately $544,323 in 2019 by the Taubman Family for personal use of the corporate plane, representing reimbursement of all pilot and crew expenses, fuel costs and landing fees. See “Compensation Discussion and Analysis-Description and Analysis of 2019 Compensation Elements” for information on calculating incremental cost to the Company in respect of the corporate plane’s use.

At the time of our initial public offering and our acquisition of our partnership interest in TRG in 1992, we entered into an agreement (the Cash Tender Agreement) with the Revocable Trust and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in TRG, whereby each of the Revocable Trust and TVG (and/or any assignee of the Revocable Trust or TVG, which now include other specified entities that are affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman)) has the right to tender to us TRG units (provided that if the tendering party is tendering less than all of its TRG units, the aggregate value is at least $50 million) and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender (except as otherwise provided below). TVG is controlled by a majority-in-interest among the Revocable Trust and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the tendering party, TRG units held by members of A. Alfred Taubman’s family and TRG units held by entities in which his family members hold interests may be included in such a tender. We will have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of common stock. Generally, we expect to finance these purchases through the sale of new shares of our common stock. The tendering partner will bear all market risk if the market price at closing is less than the purchase price and will bear the costs of sale. Any proceeds of the offering in excess of the purchase price will be for our sole benefit. We account for the Cash Tender Agreement as a freestanding written put option. As the option put price is defined by the current market price of our stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero. Based on a market value at December 31, 2019 of $45.49 per common share, the aggregate value of interests in TRG that may be tendered under the Cash Tender Agreement was approximately $1.1 billion. The purchase of these interests at December 31, 2019 would have resulted in TCO owning an additional 28% interest in TRG.

Land & Buildings' Expense Reimbursement

Jonathan Litt, a former director of TCO, is the founder and Chief Investment Officer of Land & Buildings Investment Management, LLC, the investment manager of Land & Buildings Capital Growth Fund, LP (L&B Growth Fund). Mr. Litt was elected to our Board of Directors at the 2018 Annual Meeting of Shareholders after being nominated by L&B Growth Fund and had previously been nominated by L&B Growth Fund as a director at the 2017 Annual Meeting of Shareholders. We reimbursed Land & Buildings in the amount of $5,000,000 for a portion of the billed fees and expenses incurred by the Land & Buildings’ funds in connection with Land & Buildings’ involvement at TCO and Mr. Litt’s service on our Board of Directors. We received a written certification from Land & Buildings that actual billed fees and expenses exceeded $5,000,000. Land & Buildings agreed to neither contest nor to encourage others to contest our recommendations at the 2019 annual meeting of shareholders.

Director Independence
The NYSE listing standards set forth objective requirements for a director to satisfy, at a minimum, in order to be determined to be independent by the Board. In addition, in order to conclude a director is independent in accordance with the NYSE listing standards, the Board must also consider all relevant facts and circumstances, including the director's commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, and such other criteria as the Board may determine from time to time. The Board has adopted additional categorical standards regarding relationships that the Board does not consider material for purposes of determining a director's independence. Our Corporate Governance Guidelines set forth the NYSE objective requirements and our additional categorical standards for Board independence, as well as additional independence standards for members of the Audit Committee and the Compensation Committee established by the SEC and the NYSE. The Corporate Governance Guidelines are available on our website, www.taubman.com, under the Investors — Corporate Governance tab.
The Board has determined, after considering all of the relevant facts and circumstances, including written information provided by each director or the Board's additional director nominee, that all of the non-employee directors are or were (during their service as a director) independent from management in accordance with the NYSE listing standards and our Corporation Governance Guidelines, including Messrs. Hatkoff, Chazen and Litt who served for part of 2019, Messrs. Embler, Tysoe and Ullman, and Mses. Buckley Marakovits, Clark, Fields and Killefer, who served in 2019 and continue to serve as directors, and Ms. Goldberg who began serving in 2019 and continues to serve as a director.
The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are composed entirely of independent directors. In addition, after considering all of the relevant facts and circumstances, the Board has determined that each member of the Audit Committee and the Compensation Committee qualifies as independent in accordance with the additional independence rules established by the SEC and the NYSE.

Item 14. Principal Accounting Fees and Services
Pre-Approval Policies and Procedures
The Audit Committee has developed policies and procedures concerning its pre-approval of the performance of audit and non-audit services. These policies and procedures provide that the Audit Committee must pre-approve all audit and permitted non-audit services to be performed for us. If a product or service arises that was not already pre-approved, the Audit Committee has delegated to the Chairman of the Audit Committee the authority to consider and pre-approve such services between quarterly meetings of the Audit Committee. In pre-approving all audit services and permitted non-audit services, the Audit Committee or the Chairman of the Audit Committee must consider whether the provision of the permitted non-audit services is consistent with maintaining the independence of our independent registered public accounting firm. Any interim approvals granted by the Chairman of the Audit Committee are reported to the entire Audit Committee at its next regularly scheduled meeting.
KPMG Fees
The following table sets forth the fees we were billed for audit and other services provided by KPMG in 2019 and 2018. All of such services were approved in conformity with the pre-approval policies and procedures described above. The Audit Committee, based on its reviews and discussions with management and KPMG noted above, determined that the provision of these services was compatible with maintaining KPMG's independence.

	2019 ($)	2018 ($)
Audit Fees	2,050,450	1,965,600
Audit-Related Fees	33,580	33,580
Total Fees	2,084,030	1,999,180
Audit Fees
Audit fees relate to professional services rendered by KPMG for the audits of our annual financial statements and our internal control over financial reporting, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with these filings. The table includes $781,100 and $792,600 in 2019 and 2018, respectively, related to individual shopping center audit reports.
Audit-Related Fees
Audit-related fees relate to assurance and related services by KPMG that are reasonably related to the performance of the audit or review of our financial statements. In 2019 and 2018, audit-related services primarily consisted of fees for services related to the audit of an employee benefit plan.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

15(a)(3)     The following documents are filed as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith
*10.1	Employment Agreement between The Taubman Company LLC and Paul Wright, effective January 1, 2020.	x
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
104	104 Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	A management contract or compensatory plan or arrangement required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	April 29, 2020	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)