Form 10-Q
period 2020-03-31
TAUBMAN CENTERS INC
filed 2020-05-05
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020
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

☐ Yes ☒ No

As of May 4, 2020, there were outstanding 61,608,379 shares of common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets:
Properties	$4,737,571	$4,731,061
Accumulated depreciation and amortization	(1,553,697)	(1,514,992)
	$3,183,874	$3,216,069
Investment in Unconsolidated Joint Ventures (UJVs) (Notes 2 and 4)	788,844	831,995
Cash and cash equivalents (Note 13)	395,070	102,762
Restricted cash (Note 13)	664	656
Accounts and notes receivable	90,927	95,416
Accounts receivable from related parties	1,491	2,112
Operating lease right-of-use assets	173,698	173,796
Deferred charges and other assets	92,442	92,659
Total Assets	$4,727,010	$4,515,465

Liabilities:
Notes payable, net (Note 5)	$4,003,126	$3,710,327
Accounts payable and accrued liabilities	252,960	268,714
Operating lease liabilities	241,206	240,777
Distributions in excess of investments in and net income of UJVs (Note 4)	471,382	473,053
Total Liabilities	$4,968,674	$4,692,871
Commitments and contingencies (Notes 5, 6, 7, 8, and 9)

Redeemable noncontrolling interests (Note 6)	$—	$—

Equity (Deficit):
Taubman Centers, Inc. Shareholders’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,311,117 and 26,398,473 shares issued and outstanding at March 31, 2020 and December 31, 2019	$26	$26
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both March 31, 2020 and December 31, 2019

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both March 31, 2020 and December 31, 2019

Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,375,291 and 61,228,579 shares issued and outstanding at March 31, 2020 and December 31, 2019	614	612
Additional paid-in capital	742,409	741,026
Accumulated other comprehensive income (loss) (Note 12)	(61,502)	(39,003)
Dividends in excess of net income (Note 7)	(738,223)	(712,884)
	$(56,676)	$(10,223)
Noncontrolling interests (Note 6)	(184,988)	(167,183)
	$(241,664)	$(177,406)
Total Liabilities and Equity	$4,727,010	$4,515,465

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended March 31
	2020	2019
Revenues:
Rental revenues	$142,658	$144,289
Overage rents	4,217	3,141
Management, leasing, and development services	566	1,216
Other	12,018	11,562
	$159,459	$160,208
Expenses:
Maintenance, taxes, utilities, and promotion	$38,751	$38,538
Other operating	18,142	19,225
Management, leasing, and development services	493	531
General and administrative	8,016	8,576
Restructuring charges (Note 1)	362	625
Simon Property Group, Inc. transaction costs (Note 1)	6,385
Costs associated with shareholder activism (Note 1)		4,000
Interest expense	34,849	36,885
Depreciation and amortization	51,696	44,956
	$158,694	$153,336
Nonoperating income, net (Notes 9 and 11)	548	8,733
Income before income tax expense, equity in income of UJVs, gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$1,313	$15,605
Income tax expense (Note 3)	(756)	(539)
Equity in income of UJVs (Note 4)	11,284	14,672
Income before gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$11,841	$29,738
Gains on partial dispositions of ownership interests in UJVs (Note 2)	10,914
Gains on remeasurements of ownership interests in UJVs (Note 2)	13,729
Net income	$36,484	$29,738
Net income attributable to noncontrolling interests (Note 6)	(10,233)	(8,230)
Net income attributable to Taubman Centers, Inc.	$26,251	$21,508
Distributions to participating securities of TRG (Note 8)	(595)	(627)
Preferred stock dividends	(5,784)	(5,784)
Net income attributable to Taubman Centers, Inc. common shareholders	$19,872	$15,097

Net income	$36,484	$29,738
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments	(17,919)	(4,888)
Cumulative translation adjustment	(18,975)	3,318
Reclassification adjustment for amounts recognized in net income	768	(1,423)
	$(36,126)	$(2,993)
Comprehensive income	$358	$26,745
Comprehensive income attributable to noncontrolling interests	(588)	(7,364)
Comprehensive (loss) income attributable to Taubman Centers, Inc.	$(230)	$19,381

Basic earnings per common share (Note 10)	$0.32	$0.25

Diluted earnings per common share (Note 10)	$0.32	$0.25

Weighted average number of common shares outstanding – basic	61,249,637	61,124,016

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(7,300)		7,300						—
Share-based compensation under employee and director benefit plans (Note 8)			85,131	1	1,829				1,830
Adjustments of noncontrolling interests (Note 6)					(171)	2		76	(93)
Dividends and distributions (1)							(47,694)	(17,194)	(64,888)
Adjustments of equity pursuant to adoption of ASC 842 (Note 1)							3,156	1,763	4,919
Other							(362)		(362)
Net income (excludes $93 of net loss attributable to redeemable noncontrolling interest) (Note 6)							21,508	8,323	29,831
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(3,475)		(1,413)	(4,888)
Cumulative translation adjustment						2,359		959	3,318
Reclassification adjustment for amounts recognized in net income						(1,011)		(412)	(1,423)
Balance, March 31, 2019	39,355,694	$25	61,161,539	$612	$677,755	$(27,501)	$(767,622)	$(222,922)	$(339,653)

Balance, January 1, 2020	40,898,473	$26	61,228,579	$612	$741,026	$(39,003)	$(712,884)	$(167,183)	$(177,406)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(106,312)		106,319	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 8)	18,956		40,393	1	1,456				1,457
Adjustments of noncontrolling interests (Note 6)					(72)	(17)		89	—
Dividends and distributions (1)							(47,736)	(18,482)	(66,218)
Partial dispositions of ownership interests in UJVs (Note 2)						3,999	(3,999)		—
Other							145		145
Net income							26,251	10,233	36,484
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(12,539)		(5,380)	(17,919)
Cumulative translation adjustment						(14,479)		(4,496)	(18,975)
Reclassification adjustment for amounts recognized in net income						537		231	768
Balance, March 31, 2020	40,811,117	$26	61,375,291	$614	$742,409	$(61,502)	$(738,223)	$(184,988)	$(241,664)

(1) We declared cash dividends of $0.675 per common share, $0.40625 per share of Series J cumulative redeemable preferred stock, and $0.390625 per share of Series K cumulative redeemable preferred stock for both the three months ended March 31, 2020 and 2019.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31
	2020	2019
Cash Flows From Operating Activities:
Net income	$36,484	$29,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,696	44,956
Gains on partial dispositions of ownership interests in UJVs, net of tax (Note 2)	(10,914)
Gains on remeasurements of ownership interests in UJVs (Note 2)	(13,729)
Fluctuation in fair value of equity securities (Note 11)		(3,346)
Income (loss) from UJVs net of distributions	6,551	(1,684)
Non-cash operating lease expense	528	509
Other	3,108	3,499
Decrease in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets	(5,923)	(3,084)
Accounts payable and accrued liabilities	(23,855)	(27,420)
Net Cash Provided By Operating Activities	$43,946	$43,168

Cash Flows From Investing Activities:
Additions to properties	$(24,165)	$(47,006)
Partial reimbursement of Saks anchor allowance at The Mall of San Juan	3,000
Proceeds from partial dispositions of ownership interests in UJVs (Note 2)	48,311
Proceeds from sale of equity securities (Note 11)		52,077
Contributions to UJVs (Note 2)	(923)	(16,900)
Distributions from UJVs (less than) in excess of income	(2,827)	8,418
Other	24	23
Net Cash Provided By (Used In) Investing Activities	$23,420	$(3,388)

Cash Flows From Financing Activities:
Proceeds from revolving lines of credit, net (Note 5)	$295,000	$18,475
Debt payments	(2,998)	(2,871)
Issuance of common stock and/or TRG Units in connection with incentive plans	(608)	(581)
Distributions to noncontrolling interests	(18,482)	(17,194)
Distributions to participating securities of TRG	(595)	(627)
Cash dividends to preferred shareholders	(5,784)	(5,784)
Cash dividends to common shareholders	(41,357)	(41,283)
Net Cash Provided By (Used In) Financing Activities	$225,176	$(49,865)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 13)	$(226)	$2,601

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	292,316	(7,484)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (Note 13)	103,418	142,929

Cash, Cash Equivalents, and Restricted Cash at End of Period (Note 13)	$395,734	$135,445

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 70% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we", "us", and "our'" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. Our owned portfolio as of March 31, 2020 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties.

The Consolidated Businesses consist of shopping centers and entities that are controlled, through ownership or contractual agreements, by TRG, the Manager, or Taubman Properties Asia LLC and its subsidiaries and affiliates (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence (UJVs) are accounted for under the equity method.

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

Dollar amounts presented in tables within the notes to the financial statements are stated in thousands, except per share data or as otherwise noted.

Risks and Uncertainties Related to COVID -19

The operations of both our U.S. and Asia shopping centers have been and could continue to be significantly adversely impacted by the COVID-19 pandemic. The impact of the COVID-19 pandemic could have material and adverse effects on our business, financial condition, results of operations, and liquidity including, but not limited to, the following:

•
reduced global economic activity severely impacts our tenants' businesses, financial condition, and liquidity and may cause tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental revenues;

•
the negative financial impact could affect our future compliance with financial covenants of our $1.1 billion primary unsecured revolving line of credit, unsecured term loans, or other debt agreements and our ability to fund debt service; and

•
weaker economic conditions could result in lower fair values of assets and cause us to recognize impairment charges for our consolidated centers or other than temporary impairment of our Investments in UJVs.

In response to the COVID-19 pandemic, we temporarily closed all but two of our U.S. shopping centers on March 19. The other two centers closed soon thereafter. The closures of our U.S. shopping centers did not significantly affect our financial results for the three months ended March 31, 2020. In Asia, the operations and results of our three centers were significantly adversely impacted, though our share of the impact was limited due to our partial ownership interests in the centers (Note 2).

The extent to which the COVID-19 pandemic materially and adversely impacts our operations, financial condition, results of operations, and liquidity in the future, and those of our tenants and anchors, will depend on future actions and outcomes, which are highly uncertain and cannot be predicted, including (1) the severity and duration of the pandemic, (2) the actions taken to contain the pandemic or mitigate its impact, and (3) the direct and indirect economic and financial market effects of the pandemic and containment measures, among others.

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

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our current estimates, assumptions, or the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the consolidated financial statements. Actual results could differ from those estimates.

Merger Agreement

On February 9, 2020, we entered into an Agreement and Plan of Merger (the Merger Agreement) for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG. Simon, through its operating partnership, Simon Property Group, L.P. (the Simon Operating Partnership), will acquire all of TCO’s common stock (other than certain shares of excluded common stock) for $52.50 per share in cash (the Common Stock Merger Consideration) and certain members of the Taubman Family (including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the Estate of A. Alfred Taubman) will retain certain of their TRG interests so that they remain a 20% partner in TRG and will sell their remaining ownership interest in TRG for $52.50 per share in cash. The transaction is subject to customary closing conditions. We anticipate completing the transaction in the second or third quarter of 2020. During the three months ended March 31, 2020, we incurred costs of $6.4 million related to the transaction, which have been separately classified as Simon Property Group, Inc. Transaction Costs on our Consolidated Statement of Operations and Comprehensive Income (Loss). For additional information regarding the Merger Agreement, see our other filings with the Securities and Exchange Commission (SEC), which are available on the SEC’s website at www.sec.gov; provided, that the content of such website is not incorporated herein by reference.

Consolidation

The consolidated financial statements of TCO include all accounts of TCO, TRG, and our consolidated businesses, including the Manager and Taubman Asia. All intercompany transactions have been eliminated. The entities included in these consolidated financial statements are separate legal entities and maintain records and books of account separate from any other entity. However, inclusion of these separate entities in our consolidated financial statements does not mean that the assets and credit of each of these legal entities are available to satisfy the debts or other obligations of any other such legal entity included in our consolidated financial statements.

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

TCO's sole asset is an approximate 70% general partnership interest in TRG and, consequently, substantially all of TCO's consolidated assets and liabilities are assets and liabilities of TRG. All of TCO's debt (Note 5) is a direct obligation of TRG or one of our other consolidated subsidiaries. Note 5 also provides disclosure of guarantees provided by TRG to certain consolidated joint ventures and UJVs. Note 6 provides additional disclosures of the carrying balance of the noncontrolling interests in our consolidated joint ventures and other information, including a description of certain rights of the noncontrolling owners.

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

Ownership

In addition to common stock, we had three classes of preferred stock outstanding (Series B, J, and K) as of March 31, 2020. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. We own corresponding Series J and Series K Preferred Equity interests in TRG that entitle us to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on our Series J and Series K Preferred Stock. Immediately prior to the effective time of the merger of TCO with and into a subsidiary of Simon (REIT Merger Effective Time) as referenced above, TCO will issue a redemption notice and cause funds to be set aside to pay the redemption price for each share of Series J Preferred Stock and each share of Series K Preferred Stock, at their respective liquidation preference of $25.00 plus all accumulated and unpaid dividends up to, but not including, the redemption date of such share.

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

Outstanding voting securities of TCO at March 31, 2020 consisted of 26,311,117 shares of Series B Preferred Stock and 61,375,291 shares of common stock.

TRG

At March 31, 2020, TRG’s equity included two classes of preferred equity (Series J and K) and the net equity of the TRG unitholders. Net income and distributions of TRG are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in TRG in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by TCO and are eliminated in consolidation.

TCO's ownership in TRG at March 31, 2020 consisted of a 70% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. Our average ownership percentage in TRG for the three months ended March 31, 2020 and 2019 was 70% and 71%, respectively. At March 31, 2020, TRG had 87,704,007 TRG Units outstanding, of which we owned 61,375,291 TRG Units. Disclosures about TRG Units outstanding exclude TRG Profits Units granted or other share-based grants for which TRG Units may eventually be issued (Note 8).

The remaining approximate 30% of TRG Units are owned by TRG's partners other than TCO, including the Taubman Family.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Future rental revenues under operating leases in effect at March 31, 2020 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2020	$339,089
2021	414,455
2022	367,229
2023	333,914
2024	309,713
Thereafter	832,715

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

	Three Months Ended March 31
	2020	2019
Shopping center and other operational revenues	$12,018	11,562
Management, leasing, and development services	566	1,216
Total revenue from contracts with customers	$12,584	$12,778

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when we have a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of March 31, 2020, we had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to our performance obligations that were unsatisfied, or partially unsatisfied, as of March 31, 2020 were inconsequential.

Restructuring Charges

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle. During the three months ended March 31, 2020 and 2019, we incurred $0.4 million and $0.6 million, respectively, of expense related to our restructuring efforts. These expenses have been separately classified as Restructuring Charges on our Consolidated Statement of Operations and Comprehensive Income (Loss).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Associated with Shareholder Activism

During the three months ended March 31, 2019, we incurred $4.0 million of expense associated with activities related to shareholder activism, largely legal and advisory services. Also included in the activism costs was a retention program for certain employees, which fully vested in December 2019. Given the uncertainties associated with shareholder activism and to ensure the retention of top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and our Board of Directors believed these benefits were instrumental in ensuring the continued success of TCO during the retention period. Due to the unusual and infrequent nature of these expenses in our history, they were separately classified as Costs Associated with Shareholder Activism on our Consolidated Statement of Operations and Comprehensive Income (Loss). No expenses associated with activities related to shareholder activism were incurred during the three months ended March 31, 2020.

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

Change in Accounting Policies

Accounts Receivable and Uncollectible Tenant Revenues

In connection with the adoption of ASC Topic 842, "Leases", on January 1, 2019, we began reviewing the collectibility of both billed and accrued charges under our tenant leases each quarter taking into consideration the tenant’s historical payment status, credit profile, and known issues related to tenant operations. For any tenant receivable balances thought to be uncollectible, we record an offset for uncollectible tenant revenues directly to Rental Revenues on our Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Note 2 - Disposition, Partial Dispositions of Ownership Interests, Acquisition, Redevelopments, and Development

Disposition

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease. In December 2019, we determined that construction on the redevelopment was probable of commencing within the year, which would nullify our right to terminate the ground lease that was contingent on TSG commencing construction on the redevelopment within five years. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter of 2019, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero. In March 2020, TSG began construction on the redevelopment and therefore our termination right was nullified, resulting in the sale of the center.

Partial Dispositions of Ownership Interests

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). The interests sold were valued at $480 million which, after transaction costs, taxes and the allocation to Blackstone of its share of third party debt, resulted in net cash proceeds of about $330 million that were used to pay down our revolving lines of credit. We remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee recorded within Other revenue on our Consolidated Statement of Operations and Comprehensive Income (Loss).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou were completed in September 2019 and December 2019, respectively. In March 2020, we received an additional $0.5 million of cash proceeds from the sale of 50% of our interest in CityOn.Zhengzhou. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.5 million gain on disposition and an additional $0.5 million gain on remeasurement during the three months ended March 31, 2020.

In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net proceeds from the sale were $48.0 million, following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. A gain of $10.6 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon completion of the sale, we remeasured our remaining 25% interest in the shopping center to fair value, resulting in the recognition of a $13.2 million gain on remeasurement.

Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida, in exchange for 1.5 million newly issued TRG Units. We also assumed our $94.6 million share of the existing debt at the center. Our ownership interest in the center is accounted for as a UJV under the equity method.

Redevelopments

Beverly Center

We substantially completed our redevelopment project at Beverly Center in November 2018, although some spending continued into 2019. We expect additional spending in future periods related to the ongoing redevelopment and tenant replacement activity, including the consolidation of the Macy's Men's space into the Macy's space in 2020.

The Mall at Green Hills

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending at The Mall at Green Hills to continue into future periods as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

Asia Development

Starfield Anseong

We have partnered with Shinsegae Group, our partner in Starfield Hanam, to build, lease, own, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. We own a 49% interest in the project. The shopping center is scheduled to open in late 2020. As of March 31, 2020, we had invested $155.1 million in the project, after cumulative currency translation adjustments. This investment is classified within Investment in UJVs on our Consolidated Balance Sheet.

Note 3 - Income Taxes

Income Tax Expense (Benefit)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows a Federal net operating loss (NOL) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Our taxable REIT subsidiary had a NOL carryforward of $9.7 million from its 2018 tax year that will now be carried back to prior tax years to claim a net Federal tax refund of $3.2 million. During the three months ended March 31, 2020, the expected tax refund was recorded as a receivable and the net Federal tax benefit of $1.4 million was recorded as an income tax benefit to reflect the effective 35% corporate tax rate applicable to the prior years of the NOL carryback as compared to the 21% corporate tax rate at which the benefit was originally recorded. The net Federal deferred tax asset was reduced by $1.8 million to reflect full utilization of the 2018 Federal NOL in the carryback claim and the use of additional investment tax credits.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CARES Act also includes a technical correction to the Tax Cuts and Jobs Act of 2017 providing for shorter depreciable lives and potential use of bonus depreciation on qualifying improvement property fixed asset additions in 2018 and in future tax years. The Company is currently evaluating the impact of this provision and will record any benefit in the second quarter of 2020.

Our income tax expense (benefit) for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31
	2020		2019
Federal current	$57		$—
Federal deferred	(1,099)		193
Foreign current	688		120
Foreign deferred	1,037	(1)	115
State current	9		19
State deferred	64		92
Total income tax expense	$756		$539

(1)
During the three months ended March 31, 2020, we recognized $1.1 million of foreign deferred tax expense (10% tax rate) as we are no longer able to assert indefinite reinvestment in CityOn.Xi'an due to the sale of 50% of our interest to funds managed by Blackstone (Note 2). The tax expense is related to an excess of the Investment in the UJV under GAAP accounting over the tax basis of our investment.

Deferred Taxes

Deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019 were as follows:

	2020		2019
Deferred tax assets:
Federal	$2,310	(1)	$4,385	(2)
Foreign	2,111		2,020
State	1,323		1,388
Total deferred tax assets	$5,744		$7,793
Valuation allowances	(2,772)	(3)	(2,761)	(4)
Net deferred tax assets	$2,972		$5,032
Deferred tax liabilities:
Foreign (5)	$5,939		$4,449
Total deferred tax liabilities	$5,939		$4,449

(1)	Includes a $3.0 million Federal investment tax credit carryforward.

(2)	Includes a $4.4 million Federal investment tax credit carryforward.

(3)	Includes a $1.7 million valuation allowance against Foreign deferred tax assets, and a $1.1 million valuation allowance against State deferred tax assets.

(4)	Includes a $1.7 million valuation allowance against Foreign deferred tax assets, and a $1.1 million valuation allowance against State deferred tax assets.

(5)
The foreign deferred tax liability relates to shareholder level withholding taxes from Korea and China on undistributed profits and an excess of the Investments in the UJVs under GAAP accounting over the tax basis of our investments.

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the net deferred tax assets. These future operations are primarily dependent upon the Manager’s profitability, the timing and amounts of gains on peripheral land sales, the profitability of Taubman Asia's operations, and other factors affecting the results of operations of the taxable REIT subsidiaries. The valuation allowances relate to NOL carryforwards and tax basis differences where there is uncertainty regarding their realizability.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investments in UJVs

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

Shopping Center	Ownership as of March 31, 2020 and December 31, 2019
CityOn.Xi'an (1)	25% / 50%
CityOn.Zhengzhou	24.5
Country Club Plaza	50
Fair Oaks Mall	50
The Gardens Mall	48.5
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Anseong (under development)	Note 2
Starfield Hanam	17.15
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)	In February 2020, we completed the sale of 50% of our interest in CityOn.Xian (Note 2).

The carrying value of our investment in UJVs differs from our share of the partnership or members’ equity reported on the combined balance sheet of the UJVs due to (i) the cost of our investment in excess of the historical net book values of the UJVs and (ii) TRG’s adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the UJVs. Our additional basis allocated to depreciable assets is generally recognized on a straight-line basis over 40 years. TRG’s differences in bases are amortized over the useful lives or terms of the related assets and liabilities.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for our UJVs, followed by TRG's beneficial interest in the combined operations information. The combined financial information of the UJVs as of March 31, 2020 and December 31, 2019 excludes the balances of Starfield Anseong, which is currently under development (Note 2). Beneficial interest is calculated based on TRG's ownership interest in each of the UJVs.

	March 31, 2020	December 31, 2019
Assets:
Properties	$3,754,320	$3,816,923
Accumulated depreciation and amortization	(955,165)	(942,840)
	$2,799,155	$2,874,083
Cash and cash equivalents	185,127	201,501
Accounts and notes receivable	96,385	122,569
Operating lease right-of-use assets	12,540	11,521
Deferred charges and other assets	176,266	178,708
	$3,269,473	$3,388,382

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net (1)	$3,016,036	$3,049,737
Accounts payable and other liabilities	293,143	341,263
Operating lease liabilities	14,292	13,274
TRG's accumulated deficiency in assets	(254,202)	(212,380)
UJV Partners' accumulated equity in assets	200,204	196,488
	$3,269,473	$3,388,382

TRG's accumulated deficiency in assets (above)	$(254,202)	$(212,380)
TRG's investment in Starfield Anseong (Note 2) and advances to CityOn.Zhengzhou	197,414	209,024
TRG basis adjustments, including elimination of intercompany profit	341,976	329,673
TCO's additional basis	32,274	32,625
Net investment in UJVs	$317,462	$358,942
Distributions in excess of investments in and net income of UJVs	471,382	473,053
Investment in UJVs	$788,844	$831,995

(1) The Notes Payable, Net amount excludes the construction financing outstanding for Starfield Anseong of $44.0 million ($21.6 million at TRG's share) as of March 31, 2020.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2020	2019
Revenues	$147,983	$142,641
Maintenance, taxes, utilities, promotion, and other operating expenses	$54,362	$47,875
Interest expense	35,185	32,498
Depreciation and amortization	31,260	32,971
Total operating costs	$120,807	$113,344
Nonoperating income, net	542	401
Income tax expense	(2,100)	(1,679)
Net income	$25,618	$28,019

Net income attributable to TRG	$12,411	$14,293
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	(776)	866
Depreciation of TCO's additional basis	(351)	(487)
Equity in income of UJVs	$11,284	$14,672

Beneficial interest in UJVs’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$44,393	$49,417
Interest expense	(16,415)	(16,776)
Depreciation and amortization	(16,397)	(17,192)
Income tax expense	(297)	(777)
Equity in income of UJVs	$11,284	$14,672

Related Party

We have a note receivable outstanding with CityOn.Zhengzhou, which was originally issued to fund development costs. The balance of the note receivable was $42.3 million and $43.1 million as of March 31, 2020 and December 31, 2019, respectively, and was classified within Investment in UJVs on our Consolidated Balance Sheet.

Stamford Town Center

Stamford Town Center is currently being marketed for sale. In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million within Equity in Income of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represented the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its fair value. Our fair value conclusion was based on offers received from potential buyers of the shopping center.

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		UJVs		Consolidated Subsidiaries		UJVs
Debt as of:
March 31, 2020	$4,003,126		$3,060,022		$3,712,400		$1,481,496
December 31, 2019	3,710,327		3,049,737		3,419,625		1,508,506

Capitalized interest:
Three Months Ended March 31, 2020	$1,707	(1)	$276	(2)	$1,676	(1)	$177	(2)
Three Months Ended March 31, 2019	2,057	(1)	33		2,053	(1)	18

Interest expense:
Three Months Ended March 31, 2020	$34,849		$34,657		$32,053		$16,415
Three Months Ended March 31, 2019	36,885		32,498		33,860		16,776

(1)
We capitalize interest costs incurred in funding our equity contributions to development projects accounted for as UJVs. The capitalized interest cost is included at our basis in our investment in UJVs. Such capitalized interest reduces interest expense on our Consolidated Statement of Operations and Comprehensive Income (Loss) and in the table above is included within Consolidated Subsidiaries.

(2)	Capitalized interest on the Asia UJV construction financing is presented at the Company's beneficial interest in both the UJVs (at 100%) and UJVs (at Beneficial Interest Columns).

Upcoming Maturity

The loan for The Mall at Green Hills matures in December 2020. We are currently evaluating options related to refinancing or extending this loan.

Revolving Lines of Credit

In late March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit in order to increase liquidity and preserve financial flexibility due to uncertainty resulting from the COVID-19 pandemic, which is available to be used to fund temporary working capital needs in the near future. We also have a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2020, after considering the outstanding balances (including the additional $350 million borrowing made as a precautionary measure), the outstanding letters of credit, and value of the unencumbered asset pool as of March 31, 2020, was $97.5 million.

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2020, the unencumbered leverage ratio and the corporate total leverage ratio were the most restrictive covenants. We were in compliance with all of our covenants and loan obligations as of March 31, 2020. Failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness, which could have a material adverse effect on us. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the August 2018 financing at International Market Place, TRG provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250 million loan is interest only during the initial three year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of March 31, 2020 was $0.8 million. We believe the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by an UJV, TRG provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of March 31, 2020, the interest rate swap was a $3.9 million liability and accrued but unpaid interest was less than $0.1 million. We believe the likelihood of a payment under the guarantee to be remote.

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

In September 2016, we announced the appointment of Peter Sharp as president of Taubman Asia, succeeding the Former Asia President effective January 1, 2017. Peter Sharp also had an ownership interest in Taubman Asia, which entitled him to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. Peter Sharp resigned from Taubman Asia effective October 2019. Upon resignation, Peter Sharp's ownership interest in Taubman Asia was assigned to us.

International Market Place

We own a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation and no right to contribute capital. We are entitled to a preferential return on our capital contributions. We have the right to purchase the joint venture partner's interest and the joint venture partner has the right to require us to purchase the joint venture partner's interest annually. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, we account for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both March 31, 2020 and December 31, 2019. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interest

	Three Months Ended March 31
	2020	2019
Balance, January 1	$—	$7,800
Allocation of net loss		(93)
Adjustments of redeemable noncontrolling interest		93
Balance, March 31	$—	$7,800

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of March 31, 2020 and December 31, 2019 included the following:

	2020	2019
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(152,970)	$(153,343)
Noncontrolling interests in partnership equity of TRG	(32,018)	(13,840)
	$(184,988)	$(167,183)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended March 31, 2020 and 2019 included the following:

	Three Months Ended March 31
	2020	2019
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$1,023	$1,522
Noncontrolling share of income of TRG	9,210	6,801
	$10,233	$8,323
Redeemable noncontrolling interest:		(93)
	$10,233	$8,230

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in TCO’s ownership interest in consolidated subsidiaries on TCO’s equity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Net income attributable to TCO common shareholders	$19,872	$15,097
Transfers (to) from the noncontrolling interest:
Increase (decrease) in TCO’s paid-in capital for adjustments of noncontrolling interest (1)	(72)	(171)
Net transfers (to) from noncontrolling interests	(72)	(171)
Change from net income attributable to TCO and transfers (to) from noncontrolling interests	$19,800	$14,926

(1)
In 2020 and 2019, adjustments of the noncontrolling interest were made as a result of changes in our ownership of TRG in connection with our share-based compensation under employee and director benefit plans (Note 8) and issuances of common stock pursuant to the Continuing Offer (Note 9). In 2019, adjustments of noncontrolling interest were made in connection with the accounting for the Former Asia President's redeemable ownership interest.

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At March 31, 2020, we held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $152 million at March 31, 2020, compared to a book value of $(153.0) million that is classified in Noncontrolling Interests on our Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's net asset value. The property's net asset value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, we had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan			Total Swapped Rate on Loan			Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.55%		(1)	3.69%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.55%		(1)	3.69%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.55%		(1)	3.69%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.55% /	1.38%	(1)	3.69% /	3.51%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	125,000	3.02%	1.60%		(2)	4.62%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	75,000	3.02%	1.60%		(2)	4.62%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	3.02%	1.60%		(2)	4.62%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	1.40%			3.49%			March 2024
UJVs:
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	157,666	1.83%	1.75%			3.58%			December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	17.15%	52,065 USD / 60,500,000 KRW	1.52%	1.60%			3.12%			September 2020

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We expect that approximately $13.9 million of AOCI of TCO and the noncontrolling interests will be reclassified from AOCI and recognized as an increase in expense in the following 12 months.

The following tables present the effect of derivative instruments on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31			Three Months Ended March 31
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(15,545)	$(5,716)	Interest Expense	$(1,211)	$838
Interest rate contracts – UJVs	(1,564)	(625)	Equity in Income of UJVs	(31)	137
Cross-currency interest rate contract – UJV	(42)	30	Equity in Income of UJVs	474	448
Total derivatives in cash flow hedging relationships	$(17,151)	$(6,311)		$(768)	$1,423

We record all derivative instruments at fair value on our Consolidated Balance Sheet. The following table presents the location and fair value of our derivative financial instruments as reported on our Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.

		Fair Value
	Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Asset derivatives:
Cross-currency interest rate contract - UJV	Investment in UJVs	$343
Total assets designated as hedging instruments		$343	$—

Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(30,965)	$(15,419)
Interest rate contract – UJV	Investment in UJVs	(1,975)	(412)
Cross-currency interest rate contract – UJV	Investment in UJVs		(91)
Total liabilities designated as hedging instruments		$(32,940)	$(15,922)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Features

Our outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on TRG's indebtedness. As of March 31, 2020, we are not in default on any indebtedness that would trigger a credit-risk-related default on our current outstanding derivatives.
As of March 31, 2020 and December 31, 2019, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $32.9 million and $15.9 million, respectively. As of March 31, 2020 and December 31, 2019, we were not required to post any collateral related to these agreements. If we breached any of these provisions we would be required to settle our obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

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

Changes to Share-Based Compensation Agreements Following Completion of Merger

Certain terms of our existing share-based compensation programs will change following the completion of Simon's pending acquisition of TCO. At the REIT Merger Effective Time, (1) each outstanding restricted stock unit award of TCO (each, a RSU) and each outstanding performance stock unit award (each, a PSU) granted under the 2008 Omnibus Plan and 2018 Omnibus Plan (Taubman Stock Plans) that vest in accordance with its terms in connection with the closing of the merger will automatically convert into the right to receive the Common Stock Merger Consideration; (2) each outstanding RSU and PSU that is not eligible to vest in accordance with its terms at the REIT Merger Effective Time will be converted into a cash substitute award to be paid (A) with respect to any such award granted prior to 2020, in accordance with the same service-vesting schedule that applied to the original RSU or PSU award and (B) with respect to any such award granted in 2020, in accordance with the same vesting schedule (including performance-vesting conditions) that applied to the original RSU or PSU award; (3) each outstanding share of deferred TCO Common Stock (each, a TCO DSU) granted under the Taubman Stock Plans will be converted into the right to receive the Common Stock Merger Consideration, and (4) each dividend equivalent right granted in tandem with any RSU or PSU (each, a TCO DER) will be treated in the same manner as the outstanding RSU or PSU to which such TCO DER relates.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRG Profits Units

There were no TRG Profits Units granted in 2020. The following types of TRG Profits Units awards were granted to certain senior management employees in prior years: (1) a time-based award with a three year cliff vesting period (Restricted TRG Profits Units); (2) a performance-based award that is based on the achievement of relative total shareholder return (TSR) over a three year period (Relative TSR Performance-based TRG Profits Units); and (3) a performance-based award that is based on the achievement of net operating income (NOI) over a three year period (NOI Performance-based TRG Profits Units). The maximum number of Relative TSR and NOI Performance-based TRG Profits Units are issued at grant, eventually subject to a recovery and cancellation of previously granted amounts depending on actual performance against TSR and NOI measures over the three year performance measurement period. NOI Performance-based TRG Profits Units provide for a cap on the maximum number of units vested if absolute TSR is not positive over a three year period. Relative TSR and NOI Performance-based TRG Profits Units are generally subject to the same performance measures as the TSR-Based and NOI-Based Performance Share Units (see 2020 Awards - Other Management Employee Grants below). Despite the difference in scaling of the grant programs, the final outcome of the TSR and NOI performance measures will result in similar numbers of either TRG Units or common shares being issued at vesting under the TRG Profits Units program and the Performance Share Unit program, respectively.

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

All outstanding TRG Profits Units previously issued will vest in March 2021, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier. Each holder of a TRG Profits Unit will be treated as a limited partner in TRG from the date of grant. To the extent the vested TRG Profits Units have not achieved the applicable criteria for conversion to TRG Units, vesting and economic equivalence to a TRG Unit prior to the tenth anniversary of the date of grant, the awards will be forfeited pursuant to the terms of the award agreement.

2020 Awards - Other Management Employee Grants

During 2020 and in prior years, other types of awards granted to management employees include those described below. The awards granted in 2020 vest in March 2023, if continuous service has been provided, or upon retirement or certain other events (such as death or disability) if earlier.

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

Expensed and Capitalized Costs

The compensation cost charged to income for our share-based compensation plans was $1.9 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Methodologies

We estimated the grant-date fair values of share-based grants using the methods as follows. Expected volatility and dividend yields are based on historical volatility and yields of our common stock, respectively, as well as other factors. The risk-free interest rates used are based on the U.S. Treasury yield curves in effect at the grant date. We assume no forfeitures for failure to meet the service requirement of PSU or TRG Profits Units, due to the small number of participants and low turnover rate.

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

Summaries of Activity for the Three Months Ended March 31, 2020

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	22,411	$54.73
Units recovered and cancelled (1)	(58)	57.84
Vested and converted (2)	(14,199)	57.84
Outstanding at March 31, 2020	8,154	$49.29

(1)
This reflects the recovery and cancellation of previously granted Restricted TRG Profits Units, which vested on March 1, 2020, as a result of the actual cash distributions made during the vesting period.

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which vested on March 1, 2020, and had previously satisfied certain tax–driven requirements.

As of March 31, 2020, there was $0.1 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.9 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	50,420	$22.81
Units recovered and cancelled (1)	(27,318)	23.14
Vested and converted (2)	(4,757)	23.14
Outstanding at March 31, 2020	18,345	$22.22

(1)
This reflects the recovery and cancellation of previously granted (300% of target grant amount) Relative TSR Performance-based TRG Profits Units, which vested on March 1, 2020, as a result of the performance payout ratio of 17% and the actual cash distributions made during the vesting period. That is, despite the completion of applicable employee service requirements, the number of Relative TSR Performance-based TRG Profits Units ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which vested on March 1, 2020, and had previously satisfied certain tax–driven requirements.

As of March 31, 2020, there was $0.1 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.9 years.

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	50,420	$2.99
Units recovered and cancelled (1)	(32,075)	—
Outstanding at March 31, 2020	18,345	$8.21

(1)
This reflects the recovery and cancellation of previously granted (300% of target grant amount) NOI Performance-based TRG Profits Units, which vested on March 1, 2020, as a result of the performance payout ratio of 0%. That is, despite the completions of applicable employee service requirements, the number of NOI Performance-based TRG Profits Units ultimately considered earned is determined by the extent to which the NOI performance measure was achieved during the performance period.

As of March 31, 2020, there was less than $0.1 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.9 years.

TSR - Based Performance Share Units

	Number of TSR PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	29,375	$82.95
Vested (1)	(2,492)	79.60
Outstanding at March 31, 2020	26,883	$83.26

(1)
Based on our market performance relative to that of a peer group, the actual number of shares of common stock issued upon vesting on March 1, 2020 was 1,297 shares for the TSR PSU three-year grants. The shares of common stock were issued at 0.52x. That is, despite the completion of the applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which the TSR market performance measure was achieved during the performance period.

As of March 31, 2020, there was $1.1 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 1.6 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	29,375	$40.95
Granted	31,318	43.24
Vested (1)	(2,492)	—
Outstanding at March 31, 2020	58,201	$43.94

(1)
The actual number of shares of common stock issued upon vesting on March 1, 2020 was zero. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which NOI was achieved during the performance period.

As of March 31, 2020, there was $2.0 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

Restricted Share Units

	Number of RSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	179,846	$57.73
Vested	(41,974)	67.05
Granted	84,352	47.07
Forfeited	(1,681)	56.55
Outstanding at March 31, 2020	220,543	$51.89

As of March 31, 2020, there was $7.0 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 2.1 years.

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

Note 9 - Commitments and Contingencies

Cash Tender

At the time of our initial public offering and acquisition of our partnership interest in TRG in 1992, we entered into an agreement (the Cash Tender Agreement) with the A. Alfred Taubman Restated Revocable Trust (Revocable Trust) and TRA Partners (now Taubman Ventures Group LLC or TVG), each of whom owned an interest in TRG, whereby each of the Revocable Trust and TVG (and/or any assignee of the Revocable Trust or TVG, which now include the Estate of A. Alfred Taubman and other specified entities that are affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman)) has the right to tender to us TRG Units (provided that if the tendering party is tendering less than all of its TRG Units, the aggregate value is at least $50 million) and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender (except as otherwise provided below). TVG is controlled by a majority-in-interest among the Estate of A. Alfred Taubman and entities affiliated with the children of A. Alfred Taubman (Robert S. Taubman, William S. Taubman, and Gayle Taubman Kalisman). At the election of the tendering party, TRG Units held by members of A. Alfred Taubman’s family and TRG Units held by entities in which his family members hold interests may be included in such a tender.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We would have the option to pay for these interests from available cash, borrowed funds, or from the proceeds of an offering of common stock. Generally, we expect to finance these purchases, if any, through the sale of new shares of our common stock. The tendering partner would bear all market risk if the market price at closing is less than the purchase price and would bear the costs of sale. Any proceeds of the offering in excess of the purchase price would be for our sole benefit. We account for the Cash Tender Agreement as a freestanding written put option. As the option put price is defined by the current market price of our stock at the time of tender, the fair value of the written option defined by the Cash Tender Agreement is considered to be zero.

Based on a market value at March 31, 2020 of $41.88 per share for our common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $1.0 billion. The purchase of these interests at March 31, 2020 would have resulted in us owning an additional 28% interest in TRG.

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

Insurance

We carry liability insurance to mitigate our exposure to certain losses, including those relating to personal injury claims. We believe our insurance policy terms, conditions, and limits are appropriate and adequate given the relative risk of loss and industry practice. However, there are certain types of losses, such as punitive damage awards, which may not be covered by insurance, and not all potential losses are insured against.

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have received substantial insurance proceeds to cover hurricane and flood damage, as well as business and service interruption. In June 2019, we reached a final settlement with our insurer and received final payment related to our claims.

The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the three months ended March 31, 2019:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended March 31, 2019

		(in thousands)
Business interruption insurance recoveries	Nonoperating Income, Net	$4,043
Expense reimbursement insurance recoveries	Nonoperating Income, Net	3

Other

See Note 5 for TRG's guarantees of certain notes payable, including guarantees relating to UJVs, Note 6 for contingent features relating to certain joint venture agreements, Note 7 for contingent features relating to derivative instruments, and Note 8 for obligations under existing share-based compensation plans.

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

	Three Months Ended March 31
	2020	2019
Net income attributable to TCO common shareholders (Numerator):
Basic	$19,872	$15,097
Impact of additional ownership of TRG	24	21
Diluted	$19,896	$15,118

Shares (Denominator) – basic	61,249,637	61,124,016
Effect of dilutive securities	224,453	275,092
Shares (Denominator) – diluted	61,474,090	61,399,108

Earnings per common share – basic	$0.32	$0.25
Earnings per common share – diluted	$0.32	$0.25

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

	Three Months Ended March 31
	2020	2019
Weighted average noncontrolling TRG Units outstanding	3,543,624	4,149,066
Unissued TRG Units under unit option deferral elections	871,262	871,262

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
We owned zero Simon common shares as of both March 31, 2020 and December 31, 2019. In January 2019, we sold our remaining investment in 290,124 Simon common shares at an average price of $179.52 per share. Proceeds from the sale were used to pay down our revolving lines of credit.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of March 31, 2020 Using		Fair Value Measurements as of December 31, 2019 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$11,239		$11,213
Total assets	$11,239	$—	$11,213	$—

Derivative interest rate contracts (Note 7)		$(30,965)		$(15,419)
Total liabilities		$(30,965)		$(15,419)

The insurance deposit shown above represents cash maintained in an escrow account in connection with a property and casualty insurance arrangement for our shopping centers, and is classified within Deferred Charges and Other Assets on our Consolidated Balance Sheet. Corresponding deferred revenue relating to amounts billed to tenants for this arrangement has been classified within Accounts Payable and Accrued Liabilities on our Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at March 31, 2020 and December 31, 2019, we employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at March 31, 2020 and December 31, 2019 were as follows:

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$4,003,126	$4,215,162	$3,710,327	$3,753,531

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at March 31, 2020 by $139.8 million or 3.3%.

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

See Note 7 regarding additional information on derivatives.

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the three months ended March 31, 2020 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2020	$(18,953)	$(20,050)	$(39,003)	$(8,176)	$4,197	$(3,979)
Other comprehensive income (loss) before reclassifications	(14,479)	(12,539)	(27,018)	(4,496)	(5,380)	(9,876)
Amounts reclassified from AOCI		537	537		231	231
Net current period other comprehensive income (loss)	$(14,479)	$(12,002)	$(26,481)	$(4,496)	$(5,149)	$(9,645)
Partial disposition of ownership interest in UJV	3,999		3,999			—
Adjustments due to changes in ownership	(33)	16	(17)	33	(16)	17
March 31, 2020	$(29,466)	$(32,036)	$(61,502)	$(12,639)	$(968)	$(13,607)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the balance of each component of AOCI for the three months ended March 31, 2019 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2019	$(16,128)	$(9,248)	$(25,376)	$(6,569)	$8,363	$1,794
Other comprehensive income (loss) before reclassifications	2,359	(3,475)	(1,116)	959	(1,413)	(454)
Amounts reclassified from AOCI		(1,011)	(1,011)		(412)	(412)
Net current period other comprehensive income (loss)	$2,359	$(4,486)	$(2,127)	$959	$(1,825)	$(866)
Adjustments due to changes in ownership	(9)	11	2	9	(11)	(2)
March 31, 2019	$(13,778)	$(13,723)	$(27,501)	$(5,601)	$6,527	$926

The following table presents reclassifications out of AOCI for the three months ended March 31, 2020:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on our Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses (gains) on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$1,211	Interest Expense
Realized loss on interest rate contracts - UJVs	31	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(474)	Equity in Income of UJVs
Total reclassifications for the period	$768

The following table presents reclassifications out of AOCI for the three months ended March 31, 2019:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on our Consolidated Statement of Operations and Comprehensive Income (Loss)
Gains on interest rate instruments and other:
Realized gain on interest rate contracts - consolidated subsidiaries	$(838)	Interest Expense
Realized gain on interest rate contracts - UJVs	(137)	Equity in Income of UJVs
Realized gain on cross-currency interest rate contract - UJV	(448)	Equity in Income of UJVs
Total reclassifications for the period	$(1,423)

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the three months ended March 31, 2020 and 2019, net of amounts capitalized of $1.7 million and $2.1 million, respectively, was $33.5 million and $34.9 million, respectively. Income taxes paid for the three months ended March 31, 2020 and 2019 were inconsequential and $0.6 million, respectively. Cash paid for operating leases for the three months ended March 31, 2020 and 2019 were $3.6 million and $3.6 million, respectively. Other non-cash additions to properties during the three months ended March 31, 2020 and 2019 were $69.6 million and $73.6 million, respectively, and primarily represent accrued construction and tenant allowance costs. In connection with the adoption of ASC Topic 842, "Leases", we recorded $178.1 million of operating lease right-of-use assets as of January 1, 2019, which were classified as non-cash investing activities.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Consolidated Balance Sheet that sum to the total of the same such amounts shown on our Consolidated Statement of Cash Flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$395,070	$102,762
Restricted cash	664	656
Total Cash, Cash Equivalents, and Restricted Cash shown on our Consolidated Statement of Cash Flows	$395,734	$103,418

Restricted Cash

We are required to escrow cash balances for specific uses stipulated by certain of our lenders and other various agreements. As of March 31, 2020 and December 31, 2019, our cash balances restricted for these uses were $0.7 million for both periods.

Note 14 - New Accounting Pronouncements and Impending LIBOR Transition

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses", which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for equity securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", which clarifies that operating lease receivables are outside the scope of the new standard. ASU No. 2016-13 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2019. On January 1, 2020, we adopted ASU No. 2016–13, "Financial Instruments – Credit Losses", which did not have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform - Topic 848", which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We are currently evaluating the impact of this guidance and whether we will make this policy election for future lease concessions, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of this interpretive guidance is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into such concessions.

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
We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. Refer to "Note 5 - Beneficial Interest in Debt and Interest Expense" and "Note 7 - Derivative and Hedging Activities" to our consolidated financial statements for more details on our loans and derivative instruments, respectively. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events and performance. Actual results may differ materially from those expected because of various risks and uncertainties. The forward-looking statements included in this report are made as of the date hereof or the date specified herein. Except as required by law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future. Other risks and uncertainties are detailed from time to time in reports filed with the Securities and Exchange Commission (SEC), and in particular those set forth under "Risk Factors" in our most recent Annual Report on Form 10-K, as well as "Risk Factors" elsewhere in this report. The following discussion should be read in conjunction with the accompanying consolidated financial statements of Taubman Centers, Inc. and the notes thereto.

General Background and Performance Measurement

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). The Taubman Realty Group Limited Partnership (TRG) is a majority-owned partnership subsidiary of TCO that owns direct or indirect interests in all of our real estate properties. In this report, the terms "we", "us", and "our" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. The Consolidated Businesses consist of shopping centers and entities that are controlled through ownership or contractual agreements, The Taubman Company LLC (Manager), and Taubman Properties Asia LLC and its subsidiaries and affiliates (Taubman Asia). Shopping centers owned through joint ventures that are not controlled by us but over which we have significant influence, Unconsolidated Joint Ventures (UJVs), are accounted for under the equity method.

References in this discussion to "beneficial interest" refer to our ownership or pro rata share of the item being discussed. Investors are cautioned that deriving our beneficial interest as our ownership interest in individual financial statement items may not accurately depict the legal and economic implications of holding a noncontrolling interest in an investee.

On February 9, 2020, we entered into an Agreement and Plan of Merger (the Merger Agreement) for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG. Simon, through its operating partnership, Simon Property Group, L.P. (the Simon Operating Partnership), will acquire all of TCO’s common stock (other than certain shares of excluded common stock) for $52.50 per share in cash and certain members of the Taubman Family (including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the Estate of A. Alfred Taubman) will retain certain of their TRG interests so that they remain a 20% partner in TRG and will sell their remaining ownership interest in TRG for $52.50 per share in cash. The transaction is subject to customary closing conditions and is expected to close in the second or third quarter of 2020. For additional information regarding the merger, see our other filings made with the SEC, which are available on the SEC’s website at www.sec.gov; provided, that the content of such website is not incorporated herein by reference.

The comparability of information used in measuring performance is affected by the acquisition of a 48.5% interest in The Gardens Mall in April 2019 (see "Results of Operations - The Gardens Mall Acquisition"), the redevelopment agreement for Taubman Prestige Outlets Chesterfield in May 2018 (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield"), and the ongoing redevelopment and tenant replacement activity, including the consolidation of the Macy's Men's space into the Macy's space in 2020, at Beverly Center. Additional "comparable center" statistics are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2019 have been restated to include comparable centers to 2020. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria, which occurred in 2017, given that the center's performance has been and is expected to continue to be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan"). Stamford Town Center has also been excluded from "comparable center" statistics as the center is currently being marketed for sale (see "Results of Operations - Stamford Town Center").

Current Operating Trends

COVID-19 Portfolio Impact

In response to the COVID-19 pandemic, we temporarily closed all but two of our U.S. shopping centers on March 19. The other two centers closed soon thereafter. We are preparing to reopen our centers, using enhanced protocols, as soon as possible in compliance with all local, state, and federal laws and mandates to help ensure the health and safety of communities we serve.

In Asia, our three operating centers experienced varying levels of disruption due to the COVID-19 pandemic. CityOn.Xi'an was closed for about a month and reopened on February 29. CityOn.Zhengzhou was closed for 10 days and reopened on February 27. Starfield Hanam never closed. In China, only theaters and children’s entertainment tenants, representing on average about 10% of the space, remains restricted. Since reopening, both CityOn.Xi’an and CityOn.Zhengzhou have increased their traffic and sales. Total mall tenant sales and customer traffic at both centers upon reopening were down nearly 90 percent year-over-year. Now, two months later, both are approaching 2019 levels. At Starfield Hanam, both traffic and sales have fully recovered.

The operations of both our U.S. and Asia shopping centers have been and could continue to be significantly adversely impacted by COVID-19 as described above, however, the closures of our U.S. shopping centers did not significantly affect our financial results for the three months ended March 31, 2020. Mall tenant sales were significantly adversely impacted at our U.S. shopping centers during the three months ended March 31, 2020 as a result of the COVID-19 pandemic and the aforementioned center closures. In Asia, the operations and results of our three centers were significantly adversely impacted, though our share of the impact was limited due to our partial ownership interests in the centers (see "Results of Operations - Partial Dispositions of Ownership Interests (Blackstone Transactions)." As an owner of 24 real estate properties, our revenues are primarily derived from rents and recoveries from our shopping center tenants. We have and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants, however, we are unable to predict the full magnitude of the pandemic and its effect on our future results of operations, cash flows, and liquidity due to uncertainties related to the impact of COVID-19 on our business, the industry, and the global economy.

As a result of the COVID-19 pandemic, during March and April, we received requests from many tenants relating to rent relief or rent deferral. We are evaluating each tenant request and negotiating with tenants on an individual basis based on a number of factors, however we do not believe all tenant requests will result in the modification of current agreements. A substantial amount of our April rental revenue receivables currently remains outstanding and are under negotiation. As a result of the rapid development and uncertainty surrounding the impact of COVID-19, collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As such, the impact of the COVID-19 pandemic on our rental revenues in the future cannot be predicted at this point in time.

In early March, we began implementing several liquidity enhancement initiatives in response to the COVID-19 pandemic. We decided to defer significant planned capital expenditures at our U.S. shopping centers to future periods. Refer to "Liquidity and Capital Resources - 2020 Planned Capital Spending Update" for further details on these reductions. Operating expenses, at beneficial interest, are also expected to be reduced by approximately $10 million for the year. Further, as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted on March 27, 2020 in response to the COVID-19 pandemic, our taxable REIT subsidiary was able to carry back additional net operating losses, resulting in a $1.4 million income tax benefit related to the carryback during the three months ended March 31, 2020.

In late March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity and preserve financial flexibility due to uncertainty resulting from the COVID-19 pandemic, which is available to be used for temporary working capital needs and general corporate purposes in the near future. Refer to "Liquidity and Capital Resources - Cash and Revolving Lines of Credit" for further information regarding our cash balance, revolving line of credit terms, and remaining borrowing capacity.

Taken together, these actions have provided significant incremental liquidity to operate through this period of disruption. Despite the actions we have taken and intend to take to mitigate the impact of COVID-19 to our business, the extent to which the COVID-19 pandemic materially and adversely impacts our operations, financial condition, results of operations, and liquidity in the future, and those of our tenants and anchors, will depend on future actions and outcomes, which are highly uncertain and cannot be predicted, including (1) the severity and duration of the pandemic, (2) the actions taken to contain the pandemic or mitigate its impact, and (3) the direct and indirect economic and financial market effects of the pandemic and containment measures, among others. For further information regarding the potential impact of COVID-19 on our business, refer to "Part II, Item 1A. Risk Factors."

General Operating Trends

Prior to the COVID-19 pandemic, the U.S. shopping center industry had already been facing challenges and turbulence in recent years as it continued to evolve rapidly. Across the industry, department store sales weakened and their ability to drive traffic substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores. Bankruptcy filings by our mall tenants have recently been elevated, and in 2019 included Forever 21, one of our largest mall tenants as of March 31, 2020. For the three months ended March 31, 2020, the combined operations of Forever 21 accounted for 3.6% of Mall gross leasable area (GLA) and 0.6% of Rental Revenues, as compared to 4.0% of Mall GLA and 2.1% of Rental Revenues for the three months ended March 31, 2019.

General retail headwinds have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unexpected terminations. Additionally, the impact of the COVID-19 pandemic has the potential to materially impede and/or slow the recovery of the U.S. shopping center and retail industries.

Tenant Sales and Occupancy Costs

Mall tenants at our U.S. comparable centers reported an 11.6% decrease in mall tenant sales per square foot in the first quarter of 2020 from the same period in 2019. For the trailing 12-month period ended March 31, 2020, tenant sales per square foot at our U.S. comparable centers were $955, a 2.0% increase from $936 for the trailing 12-month period ended March 31, 2019. In the first quarter of 2020, tenant sales were significantly adversely impacted by the COVID-19 pandemic, and the comparison to the prior year period was impacted by strong sales in the first quarter of 2019 from Tesla related to their Model 3 deliveries.

Over the long term, the level of mall tenant sales remains the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent and overage rent (together, mall tenant occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant. Additionally, mall tenant sales have been and could continue to be materially adversely affected by the COVID-19 pandemic due to store closures in the near term, and potentially in the long-term to the extent it significantly and adversely impacts mall traffic and consumer behavior, as well as the desirability of shopping, dining, and entertaining at malls (particular our large, enclosed malls) compared to other alternatives.

We believe that because most mall tenants sell goods at profitable margins and have certain fixed operating expenses, the occupancy costs that they can afford to pay and still be profitable are higher as sales per square foot increases.

Mall tenant sales directly impact the amount of overage rents certain tenants and anchors pay. The effects of increases or declines in mall tenant sales on our operations are moderated by the relatively minor share of total rents that overage rents represent. Overage rent is very difficult to predict as it is highly dependent upon the sales performance of specific mall tenants in specific centers, and is typically paid by a small number of our tenants in any given period.

In negotiating lease renewals, we generally intend to maximize the minimum rents we achieve. As a result, a tenant will generally pay a higher amount of minimum rent and an initially lower amount of overage rent upon renewal.

While mall tenant sales are critical over the long term, the high-quality mall business has generally been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in mall tenant sales does impact, either negatively, due to the adverse impact of the COVID-19 pandemic or otherwise, or positively, our ability to lease vacancies and sign lease renewals, negotiate rents at advantageous rates, and collect amounts contractually due.

Mall tenant occupancy costs (Rental Revenues and Overage Rents excluding lease cancellation income and uncollectible tenant revenues) as a percentage of sales in our U.S. Consolidated Businesses and UJVs are as follows:

	Trailing 12-Months Ended March 31 (1)
	2020	2019
U.S. Consolidated Businesses	14.0%	13.8%
U.S. UJVs	12.2	12.0
Combined U.S. Centers	13.1	13.0

(1)	Based on reports of sales furnished by mall tenants of all U.S. centers reported during that period.

Occupancy and Leased Space

U.S. mall tenant ending occupancy and leased space statistics as of March 31, 2020 and 2019 are as follows:

	2020 (1)	2019 (1)
Ending occupancy - all U.S. centers	90.9%	92.2%
Ending occupancy - U.S. comparable centers	91.9	93.0
Leased space - all U.S. centers	93.4	94.8
Leased space - U.S. comparable centers	94.6	95.5

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

During the three months ended March 31, 2020, 0.6% of the total number of tenant leases filed for bankruptcy, as compared to 2.7% of our stores for the year ended December 31, 2019. Although our occupancy and leased space statistics remain solid, there is a potential for elevated bankruptcy filings in 2020 as a result of the impact of the COVID-19 pandemic on the economy and our tenants' businesses, which could have a material and adverse effect on our business and results of operations.

Average and Base Rent Per Square Foot

As leases have expired in our centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Although rental revenues are down during the three months ended March 31, 2020 as compared to 2019 due to the restructuring of our leases with Forever 21 related to their bankruptcy filing in 2019, generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline, as occurred in the first quarter of 2020, or we may execute shorter lease terms, as tenants' expectations of future growth become less optimistic. Average and base rent per square foot could be significantly adversely impacted by the COVID-19 pandemic in future periods (see "Current Operating Trends - COVID-19 Portfolio Impact"). Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements (excluding lease cancellation income, expense recoveries, and uncollectible tenant revenues), which reflect any lease modifications, including those for rental concessions. Rental information for comparable centers in our Consolidated Businesses and UJVs follows:

	Three Months Ended March 31
	2020	2019
Average rent per square foot - all U.S. comparable centers: (1)
U.S. Consolidated Businesses	$70.47	$71.13
U.S. UJVs	53.65	55.69
Combined U.S. Centers	62.12	63.41

(1)	Statistics exclude non-comparable centers and Asia centers.

	Trailing 12-Months Ended March 31 (1) (2)
	2020	2019
Opening base rent per square foot:
U.S. Consolidated Businesses	$57.59	$66.21
U.S. UJVs	48.04	47.54
Combined U.S. Centers	53.77	58.55
Square feet of GLA opened:
U.S. Consolidated Businesses	588,694	590,038
U.S. UJVs	391,543	410,702
Combined U.S. Centers	980,237	1,000,740
Closing base rent per square foot:
U.S. Consolidated Businesses	$65.17	$61.17
U.S. UJVs	52.25	50.15
Combined U.S. Centers	59.46	56.21
Square feet of GLA closed:
U.S. Consolidated Businesses	523,139	513,404
U.S. UJVs	414,893	420,343
Combined U.S. Centers	938,032	933,747
Releasing spread per square foot:
U.S. Consolidated Businesses	$(7.58)	$5.04
U.S. UJVs	(4.21)	(2.61)
Combined U.S. Centers	(5.69)	2.34
Releasing spread per square foot growth:
U.S. Consolidated Businesses	(11.6)%	8.2%
U.S. UJVs	(8.1)%	(5.2)%
Combined U.S. Centers	(9.6)%	4.2%

(1)	Statistics exclude non-comparable centers and Asia centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions or events that affected operations during the three months ended March 31, 2020 and 2019, or are expected to affect operations in the future.

COVID-19 Impact

In response to the COVID-19 pandemic, we temporarily closed all but two of our U.S. shopping centers on March 19. The other two centers closed soon thereafter. The closures of our U.S. shopping centers did not significantly affect our financial results for the three months ended March 31, 2020. In Asia, the operations and results of our three centers were significantly adversely impacted, though our share of the impact was limited due to our partial ownership interests in the centers (see "Results of Operations - Partial Dispositions of Ownership Interests (Blackstone Transactions)." We are preparing to reopen our U.S. shopping centers, using enhanced protocols, as soon as possible in compliance with all local, state and federal laws and mandates to help ensure the health and safety of communities we serve. In Asia, all three centers are currently open, and operations continue to improve and stabilize.

Despite the actions we have taken and intend to take to mitigate the impact of COVID-19 on our business, the extent to which the COVID-19 pandemic materially and adversely impacts our operations, financial condition, results of operations, and liquidity in the future, and those of our tenants and anchors, will depend on future actions and outcomes, which are highly uncertain and cannot be predicted, including (1) the severity and duration of the pandemic, (2) the actions taken to contain the pandemic or mitigate its impact, and (3) the direct and indirect economic and financial market effects of the pandemic and containment measures, among others. Refer to "Current Operating Trends - COVID-19 Portfolio Impact" and "Part II, Item 1A. Risk Factors" for further information regarding the current impact and potential future impact of the COVID-19 pandemic on our business and our response to mitigate the impact.

Also, as a result of the CARES Act, our taxable REIT subsidiary was able to carry back additional net operating losses, resulting in the recognition of a $1.4 million income tax benefit related to the carryback during the three months ended March 31, 2020 (see "Note 3 - Income Taxes" to our consolidated financial statements for further information).

The Gardens Mall Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida in exchange for 1.5 million newly issued units of limited partnership in TRG (TRG Units). We also assumed our $94.6 million share of the existing debt at the center, which bears interest at 6.8% and matures in July 2025. The debt assumed was adjusted for our beneficial share of $27.6 million of purchase accounting adjustments, which has the effect of reducing the stated rate on the debt of 6.8% to an average effective rate of 4.2% over the remaining term of the loan. The Forbes Company, our partner in The Mall at Millenia and Waterside Shops, also owns a 48.5% interest and manages and leases the center. Our ownership interest in the center is accounted for as a UJV under the equity method.

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

The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the three months ended March 31, 2019:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended March 31, 2019

		(in thousands)
Business interruption insurance recoveries	Nonoperating Income, Net	$4,043
Expense reimbursement insurance recoveries	Nonoperating Income, Net	3

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease. In December 2019, we determined that construction on the redevelopment was probable of commencing within the year, which would nullify our right to terminate the ground lease that was contingent on TSG commencing construction on the redevelopment within five years. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter of 2019, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero. In March 2020, TSG began construction on the redevelopment and therefore our termination right was nullified, resulting in the sale of the center.

Stamford Town Center

Stamford Town Center is currently being marketed for sale. In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million in the fourth quarter of 2019 within Equity in Income of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represented the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its fair value. Our fair value conclusion was based on offers received from potential buyers of the shopping center, which is currently being marketed for sale.

Taubman Asia

Partial Dispositions of Ownership Interests (Blackstone Transactions)
In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by The Blackstone Group L.P. (Blackstone). The interests sold were valued at $480 million, which after transaction costs, taxes, and the allocation to Blackstone of its share of third party debt resulted in net cash proceeds of about $330 million that were used to pay down our revolving lines of credit. We remain the partner responsible for the joint management of the three shopping centers, with Blackstone paying a property service fee recorded within Other revenue on our Consolidated Statement of Operations and Comprehensive Income (Loss).

The sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou were completed in September 2019 and December 2019, respectively. In March 2020, we received an additional $0.5 million of cash proceeds from the sale of 50% of our interest in CityOn.Zhengzhou. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.5 million gain on disposition and an additional $0.5 million gain on remeasurement during the three months ended March 31, 2020.

In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net proceeds from the sale were $48.0 million following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. A gain of $10.6 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon the completion of the sale, we remeasured our remaining 25% interest in the shopping center to fair value, resulting in the recognition of a $13.2 million gain on remeasurement.

Promote Fee Related to Starfield Hanam

In addition to the disposition of 50% of our ownership interest in Starfield Hanam, in September 2019, Blackstone also purchased the 14.7% interest in Starfield Hanam that was previously owned by our institutional joint venture partner. Our previous partnership agreement provided for a promote fee due to Taubman Asia upon the institutional partner's exit from the partnership based on performance measures under the prior agreement, which resulted in the recognition of a $4.8 million promote fee less $0.9 million of income tax expense during the third quarter of 2019. In the first quarter of 2020, a $0.3 million reduction to the previously recognized promote fee and an inconsequential reduction of income tax expense were recorded within Equity in Income of UJVs and Income Tax Expense, respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

New Development

We have invested in a development project, Starfield Anseong, in South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, who is also our joint venture partner in Starfield Hanam. (See "Liquidity and Capital Resources - Capital Spending - New Development").

Debt Transactions

In March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity (see "Results of Operations - COVID-19 Portfolio Impact" and "Part II, Item 1A. Risk Factors" for further information).

In March 2020, we entered into a new financing arrangement for CityOn.Zhengzhou. See "Liquidity and Capital Resources - Other Financing Arrangements for China Projects" for further details related to this financing.

In February 2020, our joint venture closed on a construction facility for Starfield Anseong, a UJV. See "Liquidity and Capital Resources - Starfield Anseong Construction Financing" for further details related to this financing.

In October 2019, we amended and restated our primary unsecured revolving line of credit, which extended the maturity date to February 2024 with two six month extension options. The primary revolving line of credit bears interest at a range of LIBOR plus 1.05% to 1.60% based on our total leverage ratio with a facility fee in the range of 0.20% to 0.25%.

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

Interest Expense

For several years our interest expense has been impacted in large part by our sizeable development and redevelopment pipelines, the associated borrowings and spending, and the accounting for capitalized interest. The LIBOR rate has decreased during the three months ended March 31, 2020 as compared to three months ended March 31, 2019, which impacts our beneficial interest in debt that floats month to month (about 26% and 24% of our beneficial interest in debt as of March 31, 2020 and March 31, 2019, respectively) and has a greater impact due to the spending for our development and redevelopment projects previously noted. In addition, effective from March 2019 through maturity, the LIBOR rate is fixed to 3.02% on our $250 million unsecured term loan, which results in an effective interest rate in the range of 4.27% to 4.92%. This loan was previously swapped through February 2019 to an effective interest rate of 2.89% to 3.54%. Also, the LIBOR rate on $225 million of our $1.1 billion unsecured facility floats at the current LIBOR rate as the previously existing 1.65% swap matured in February 2019. We expect our interest expense to be impacted in future periods by the additional $350 million borrowing on our $1.1 billion primary unsecured revolving line of credit, which we borrowed as a precautionary measure to increase liquidity and preserve financial flexibility due to uncertainty resulting from the COVID-19 pandemic (see "Results of Operations - COVID-19 Portfolio Impact" for further details related to the borrowing).

Our interest expense has been materially impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We have experienced an increase in interest expense primarily due to the opening of four ground-up development and redevelopment projects in recent years, as well as increased capital costs at our stabilized centers. We capitalize interest on our consolidated project costs and our equity contributions to UJVs under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. As these projects were completed, interest capitalization generally ended and we began recognizing interest expense.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The following is a comparison of our results for the three months ended March 31, 2020 and 2019, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the three months ended March 31, 2020 were $159.5 million, a $0.7 million or 0.5% decrease from the comparable period in 2019. The following impacted total revenues:

•
the decrease in rental revenues was primarily attributable to the restructuring of our leases with Forever 21 due to their bankruptcy filing in 2019, which resulted in an increase in uncollectible tenant revenues, a decrease in rent per square foot, and a decrease in property tax, common area maintenance, and electric expense recoveries. These decreases were partially offset by an increase in lease cancellation income and occupancy; and

•	the increase in overage rents was primarily attributable to increases in sales related to specific tenants that pay overage rents.

Total expenses for the three months ended March 31, 2020 were $158.7 million, a $5.4 million or 3.5% increase from the comparable period in 2019. The following impacted total expenses:

•
the decrease in other operating expense was primarily due to decreased operating expenses in Asia, as well as decreased food and beverage expenses of our restaurant joint venture due to the closing of the two restaurants at Beverly Center in December 2019;

•	transaction costs incurred in 2020 related to Simon's pending acquisition of TCO, including transaction related advisory, diligence, legal, and tax fees;

•	a decrease in costs associated with shareholder activism, which were incurred in 2019, but not in 2020;

•	the decrease in interest expense was attributable to proceeds received from the Blackstone Transactions; and

•
the increase in depreciation expense was primarily attributable to new assets being placed into service at Beverly Center and The Mall at Green Hills in connection with our redevelopment projects at the centers.

Nonoperating income, net decreased due the receipt of business interruption proceeds for The Mall of San Juan in 2019, the fluctuation in the fair value of equity securities in 2019, and reduced interest income.

Equity in Income of UJVs for the three months ended March 31, 2020 decreased by $3.4 million to $11.3 million from the comparable period in 2019. The decrease was primarily attributable to reduced income from our Asia centers related to the sales of 50% of our interest in each center during late 2019 and early 2020, as well disruption at our centers in Asia in 2020 due to the COVID-19 pandemic.

During the three months ended March 31, 2020, gains, net of tax, totaling $10.9 million were recognized related to the disposition of 50% of our interest in CityOn.Xi'an and adjustment to the gain related to CityOn.Zhengzhou. In addition, upon the completion of the sale and adjustment, we remeasured our remaining interests in the shopping centers to fair value, resulting in the recognition of gains on remeasurement totaling $13.7 million.

Net Income

Net income was $36.5 million for the three months ended March 31, 2020 compared to $29.7 million for the three months ended March 31, 2019. After allocation of income to noncontrolling, preferred, and participating interests, the net income attributable to TCO common shareholders for the three months ended March 31, 2020 was $19.9 million compared to $15.1 million in the comparable period in 2019. Diluted earnings per common share was $0.32 for the three months ended March 31, 2020 compared to $0.25 for the three months ended March 31, 2019.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $70.0 million for the three months ended March 31, 2020 compared to $81.3 million for the three months ended March 31, 2019. FFO per diluted common share was $0.79 for the three months ended March 31, 2020 and $0.93 per diluted common share for the three months ended March 31, 2019. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended March 31, 2020 was $78.3 million, and excluded restructuring charges, deferred income tax expense related to the Blackstone Transactions, an adjustment to the previously recognized promote fee, net of tax, related to Starfield Hanam, costs related to the Taubman Asia President transition, and costs related to Simon's pending acquisition of TCO. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended March 31, 2019 was $82.6 million, and excluded restructuring charges, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. Adjusted FFO per diluted common share was $0.88 for the three months ended March 31, 2020 and $0.95 per diluted common share for the three months ended March 31, 2019. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended March 31, 2020, the consolidated non-comparable centers contributed total operating revenues of $21.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $10.9 million. During the three months ended March 31, 2019, the consolidated non-comparable centers contributed total operating revenues of $22.0 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $10.2 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of Net Operating Income (NOI) and for the reconciliation of Net Income to NOI, including variations of NOI. NOI growth for the three months ended March 31, 2020 over the comparable period in 2019 was as follows:

Three Months Ended March 31, 2020
Comparable Center NOI Growth:
Excluding lease cancellation income - at beneficial interest	(1.7)%
Excluding lease cancellation income using constant currency exchange rates - at beneficial interest	(1.5)%
Excluding lease cancellation income - at 100%	(3.4)%
Excluding lease cancellation income using constant currency exchange rates - at 100%	(2.7)%
Including lease cancellation income - at beneficial interest	(0.5)%
Including lease cancellation income using constant currency exchange rates - at beneficial interest	(0.4)%
Including lease cancellation income - at 100%	(2.5)%
Including lease cancellation income using constant currency exchange rates - at 100%	(1.9)%

Total Portfolio NOI Growth:
Excluding lease cancellation income - at beneficial interest	(3.8)%

For the three months ended March 31, 2020, we recognized our $2.1 million share of lease cancellation income, as compared to $0.5 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

COVID-19 Liquidity Impact

In response to the COVID-19 pandemic, we began implementing several liquidity enhancement initiatives that have provided significant incremental liquidity to operate through this period of disruption, including, but not limited to, expense management strategies, the deferral of significant planned capital expenditures (see "Liquidity and Capital Resources - 2020 Planned Capital Spending Update"), and borrowing an additional $350 million on our $1.1 billion primary unsecured revolving line of credit. Refer to "Current Operating Trends - COVID-19 Portfolio Impact" and "Part II, Item 1A. Risk Factors" for further information regarding the current impact and potential future impact of the COVID-19 pandemic on our business and our response to mitigate the impact.

General

Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions of centers or a portion of our interests therein), augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic, however we began implementing several liquidity enhancement initiatives to attempt to mitigate the impact. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization. Excess proceeds from refinancings, if any, typically are used to reinvest in our business. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may sell interests in shopping centers or, in limited circumstances, access the equity markets, to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have five unencumbered shopping center properties. As of March 31, 2020, the entities that owned Beverly Center, Dolphin Mall, and The Gardens on El Paseo were guarantors under our primary unsecured revolving credit facility, $250 million unsecured term loan, and $275 million unsecured term loan, and were unencumbered assets under such facility and term loans. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, The Mall of San Juan and Stamford Town Center, a 50% owned UJV property, are unencumbered.

Cash and Revolving Lines of Credit

As of March 31, 2020, we had a consolidated cash balance of $395.1 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of March 31, 2020, after considering the outstanding balances (including the additional $350 million borrowing made as a precautionary measure to increase liquidity and preserve financial flexibility due to uncertainty resulting from the COVID-19 pandemic), the outstanding letters of credit, and the values of the unencumbered asset pool as of March 31, 2020, was $97.5 million. The availability of our $1.1 billion primary unsecured revolving line of credit could be reduced in the future if the values of the assets in our unencumbered asset pool decrease as a result of effects from the COVID-19 pandemic. We were in compliance with all of our covenants and loan obligations as of March 31, 2020. As of March 31, 2020, fourteen banks participated in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility bears interest at a range based on our total leverage ratio. As of March 31, 2020, the total leverage ratio resulted in a rate of LIBOR plus 1.38% with a 0.225% facility fee. As of March 31, 2020, the LIBOR rate was swapped to 2.14% through February 2022 on $25 million of the $1.1 billion unsecured facility. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $275 million unsecured term loan would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we used other financing arrangements for our shopping centers in China. As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain funding commitments in local currency. A portion of these loans were assumed by Blackstone upon the sale of 50% of our interest in CityOn.Zhengzhou, and a new partner bridge loan was entered into in 2019 for which the proceeds were used to pay off our previous third party construction loan for CityOn.Zhengzhou. In April 2020, we repaid this bridge loan with proceeds from the new third party loan for CityOn.Zhengzhou, and we expect to repay the remaining partner loans in 2020. As of March 31, 2020, our share of such loans was $42.3 million for CityOn.Zhengzhou. These loans have fixed interest rates that range from 3.5% to 6.0%.

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone (see "Results of Operations - Taubman Asia - Partial Dispositions of Ownership Interests (Blackstone Transactions)"). In connection with the transactions, we are working to refinance our existing partner loans and fully cash collateralized bank loans on our Chinese assets with mortgage debt, which is expected to result in approximately $140 million being returned to us after the refinancings.

In addition to the refinancings, net cash proceeds from the Blackstone sale were about $330 million, after transaction costs, taxes, and the allocation to Blackstone of its share of third party debt, which in total will result in approximately $470 million of increased liquidity. Net proceeds were used to pay down our revolving lines of credit. In September 2019 and December 2019, we completed the sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou, respectively. Net proceeds from the sales were $237.5 million and $47.5 million, respectively, following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net proceeds from the sale were $48.0 following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs.

In March 2020, we completed a new non-recourse mortgage financing for CityOn.Zhengzhou. The joint venture's new loan has a maximum borrowing amount of $1.2 billion Renminbi (RMB) ($169.4 million U.S. dollars using the March 31, 2020 exchange rate). The 12 year loan bears interest at the Five Year China RMB Loan Prime Rate (LPR) plus 0.85% and is fixed upon each draw (equivalent to 5.6% as of March 31, 2020). The loan amortizes principal based on 12 years for each draw, with approximately 60% of the loan repaid over the final five years. The loan has a six month draw down period. As of March 31, 2020, there have been no draw downs on the loan and the maximum borrowing amount remains available for future borrowings. Proceeds from the loan will be used to unwind the existing other financing arrangements of the joint venture, and will ultimately result in the repatriation of $42.3 million of the $140 million liquidity projected from the refinancing of the China assets. As of March 31, 2020, no cash had been repatriated to us yet. In April 2020, there was an initial draw of 520 million RMB ($73.4 million U.S. dollars using the March 31, 2020 exchange rate), at a fixed rate of 5.6%, which was used to repay the partner bridge loan.

In March 2019, we completed a new non-recourse mortgage financing for CityOn.Xi'an. The joint venture's new loan has a maximum borrowing amount of $1.2 billion RMB ($169.4 million U.S. dollars using the March 31, 2020 exchange rate). The 10 year loan bears interest at an all-in fixed rate of 6.0%. The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years. As of March 31, 2020, the loan had an outstanding balance of $150.3 million U.S. dollars, with approximately $19.1 million U.S. dollars available for future borrowings using the March 31, 2020 exchange rate. Proceeds from the loan were used to unwind the existing other financing arrangements of the joint venture, and will ultimately result in the repatriation of approximately $95 million of the $140 million liquidity projected from the refinancing of the China assets. As of March 31, 2020, $72.5 million of cash collateral has been repatriated to us and was used to pay down our revolving lines of credit. The balance of the cash collateral has been released and is included within Cash and Cash Equivalents on our Consolidated Balance Sheet.

Starfield Anseong Construction Financing

Our joint venture has a non-recourse construction facility for Starfield Anseong, which is currently under development (see "Liquidity and Capital Resources - Capital Spending - New Development"). We have an effective 49% interest in the UJV. The five-year Korean Won (KRW) denominated construction facility has a maximum borrowing capacity of 300 billion KRW ($246.1 million U.S. dollars using the March 31, 2020 exchange rate). The financing bears interest at the Korea Financial Investment Association (KOFIA) Five Year AAA Financial (Bank) Yield plus 0.76% and is fixed upon each draw. The weighted average rate of the amount drawn at March 31, 2020 was 2.25%. The loan has a one year draw down period and is interest only during the term of the loan. As of March 31, 2020, $44.0 million U.S. dollars (using the March 31, 2020 exchange rate) were drawn on the facility, bringing the total remaining availability of the facility to approximately $202.1 million U.S. dollars. We expect the construction facility to fund all remaining costs of the development.

Term Loans

We have a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of March 31, 2020, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 3.02% through maturity, which results in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $275 million unsecured term loan that matures in February 2025. The unsecured term loan bears interest at a range of LIBOR plus 1.15% to 1.80% based on our total leverage ratio. As of March 31, 2020, the total leverage ratio resulted in an interest rate of LIBOR plus 1.55%. The LIBOR rate is swapped to a fixed rate of 2.14% through February 2022, which results in an effective interest rate in the range of 3.29% to 3.94%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of March 31, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Upcoming Maturities

The construction facilities for Starfield Hanam mature in November 2020. We are currently evaluating our options related to refinancing these facilities.

The loan for The Mall at Green Hills matures in December 2020. We are currently evaluating our options related to refinancing or extending this loan.

Summaries of Capital Activities and Transactions for the Three Months Ended March 31, 2020 and 2019

Operating Activities

Our net cash provided by operating activities was $43.9 million in 2020, compared to $43.2 million in 2019. See "Results of Operations" for descriptions of 2020 and 2019 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $23.4 million in 2020, compared to $3.4 million used in investing activities in 2019. Additions to properties in 2020 and 2019 related primarily to capital and tenant improvements at existing centers, including centers under redevelopment. A tabular presentation of 2020 capital spending is shown in "Capital Spending." In 2020, we received $3 million for an additional payment of a litigation settlement related to the Saks Fifth Avenue store at The Mall of San Juan, which was a partial reimbursement of the previously paid anchor allowance in exchange for the termination of their obligations under their agreements. Net cash proceeds from the disposition of 50% of our interest in CityOn.Xi'an and the additional proceeds received from the sale of 50% of our interest in CityOn.Zhengzhou were $48.3 million in 2020 (see "Results of Operations - Taubman Asia - Partial Dispositions of Ownership Interests (Blackstone Transactions)"). Proceeds from the sale of equity securities were $52.1 million in 2019 related to the sale of our remaining 290,124 Simon common shares.

Contributions to UJVs were $0.9 million in 2020 and $16.9 million in 2019, primarily related to the funding of Starfield Anseong. Distributions from UJVs (less than) in excess of income were $(2.8) million in 2020, compared to $8.4 million in 2019.

Financing Activities

Net cash provided by financing activities was $225.2 million in 2020, compared to $49.9 million used in financing activities in 2019. In 2020, proceeds from the issuance of debt, net of payments and issuance costs were $292.0 million, primarily from a borrowing on our primary unsecured revolving line of credit made as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. In 2019, proceeds from the issuance of debt, net of payments and issuance costs were $15.6 million, provided primarily by borrowings on our revolving lines of credit.

In 2020 and 2019, $0.6 million was paid in connection with incentive plans in each year. Total dividends and distributions paid were $66.2 million and $64.9 million in 2020 and 2019, respectively.

Effect of Exchange Rate Fluctuations

Net decreases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $0.2 million in 2020, compared to net increases of $2.6 million in 2019. In 2019, the fluctuation related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments.

Beneficial Interest in Debt

At March 31, 2020, TRG's debt and its beneficial interest in the debt of its Consolidated Businesses and UJVs totaled $5,193.9 million, with an average interest rate of 3.72% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. As of March 31, 2020, there were no interest rate hedging costs being amortized. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. On an annualized basis, this amortization of acquisition premium is equal to 0.04% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $254.9 million as of March 31, 2020, which includes $170.1 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of March 31, 2020:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,229.4		3.98%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in September 2020	8.9		3.12%
Swap maturing in December 2021	79.0		3.58%
Swaps maturing in February 2022	275.0		3.69%
Swap maturing in February 2022	25.0		3.51%
Swaps maturing in March 2023	250.0		4.62%
Swap maturing in March 2024	12.0		3.49%
	$649.9		4.01%	(1)

Floating month to month	1,328.8	(3)	2.93%	(1) (3)
Total floating rate debt	$1,978.7		3.29%	(1)

Total beneficial interest in debt	$5,208.0		3.72%	(1)

Total beneficial interest in deferred financing costs, net	$(14.1)

Net beneficial interest in debt	$5,193.9

Amortization of deferred financing costs (4)			0.17%
Average all-in rate			3.89%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes non-cash amortization of debt premium related to acquisition.

(3)	The LIBOR rate is capped at 3.0% until December 2020, resulting in a maximum interest rate of 4.45%, on $150 million of this debt.

(4)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on TRG's beneficial interest in floating rate debt in effect at March 31, 2020, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $13.3 million, and due to the effect of capitalized interest, decrease annual earnings by $12.7 million. A one percent decrease in interest rates would increase cash flows by $13.3 million and due to the effect of capitalized interest, increase annual earnings by $12.7 million. Based on our consolidated debt and interest rates in effect at March 31, 2020, a one percent increase in interest rates would decrease the fair value of debt by $139.8 million, while a one percent decrease in interest rates would increase the fair value of debt by $150.4 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of March 31, 2020, the unencumbered leverage ratio and the corporate total leverage ratio were the most restrictive covenants. We were in compliance with all of our loan covenants and obligations as of March 31, 2020. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

Cash Tender Agreement

The Estate of A. Alfred Taubman, Taubman Ventures Group LLC, and other specified entities have the right to tender TRG Units and cause us to purchase the tendered interests at a purchase price based on a market valuation of TCO on the trading date immediately preceding the date of the tender. See “Note 9 – Commitments and Contingencies – Cash Tender” to our consolidated financial statements for more details.

Capital Spending

Cash provided by operating activities, which could be significantly adversely impacted by the COVID-19 pandemic in the future, and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of our developments and redevelopments, but we also expect additional proceeds from our other financing arrangements (see "Liquidity and Capital Resources - Other Financing Arrangements for China Projects" above) and borrowings on our construction financing for Starfield Anseong (see "Liquidity and Capital Resources - Starfield Anseong Construction Financing" above). In response to the COVID-19 pandemic, we decided to defer significant planned capital expenditures at our U.S. shopping centers to future periods (see "Liquidity and Capital Resources - 2020 Planned Capital Spending Update" below).

New Development

We have partnered with Shinsegae to build, lease, and manage Starfield Anseong, an approximately 1.1 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea, which is scheduled to open in late 2020. We have a 49% interest in the project. As of March 31, 2020, we had invested $155.1 million in the project, after cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $280 million to $300 million for our interest in the project, excluding fluctuations in foreign currency exchange rates. We expect our construction facility to fund all remaining costs of the development. We are expecting a 6.25% to 6.75% unlevered after-tax return at stabilization. Our investment is being accounted for under the equity method as a UJV.

Redevelopments

We substantially completed our redevelopment project at Beverly Center in November 2018, although some spending continued into 2019. We expect additional spending in future periods related to the ongoing redevelopment and tenant replacement activity, including the consolidation of the Macy's Men's space into the Macy's space in 2020.

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending to continue into future periods as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

2020 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through March 31, 2020, is summarized in the following table:

	2020 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	UJVs	Beneficial Interest in UJVs
	(in millions)
New development projects - Asia (2)			(3)	$1.7
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$4.2	$4.2	$(5.0)	(2.5)
Projects with no incremental GLA and other (5)	3.1	3.0	2.7	1.6
Mall tenant allowances	7.8	7.7	(0.7)	(1.3)
Asset replacement costs recoverable from tenants	2.0	2.0	1.5	0.8
Corporate office improvements, technology, equipment, and other	0.1	0.1
Total	$17.1	$16.8	$(1.5)	$0.3

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balances exclude net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the UJVs at beneficial interest column until development is completed.

(4)
Includes costs related to The Mall at Green Hills redevelopment for certain amounts to be incurred subsequent to the project's completion, including construction on certain tenant spaces, and an adjustment to costs incurred for the Country Club Plaza Nordstrom project related to an over accrual of costs in 2019.

(5)	Includes costs related to the Beverly Center related to the ongoing redevelopment and tenant replacement activity.

(6)	Amounts in this table may not add due to rounding.

For the three months ended March 31, 2020, in addition to the costs above, we incurred our $1.3 million share of Consolidated Businesses’ capitalized leasing costs and $0.5 million share of UJVs’ capitalized leasing costs.

Spending related to mall tenant allowances in recent periods has been higher than our historical averages. As our tenant mix continues to evolve to include tenants such as digitally native concepts, luxury, entertainment, restaurants, fast fashion, fitness, and coworking, increased tenant allowances have been provided to attract the best tenants to our centers. We believe bringing in great retailers will drive traffic and productivity to our centers, enhancing the long-term strategic position of each center.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the three months ended March 31, 2020:

(in millions)
Consolidated Businesses’ capital spending	$17.1
Other differences between cash and accrual basis	7.1
Additions to properties	$24.2

2020 Planned Capital Spending Update

In response to the COVID-19 pandemic, we began implementing several liquidity enhancement initiatives, including updating our projections for 2020 planned capital spending. We decided to defer between $100 million and $110 million of planned capital expenditures, at beneficial interest. About half of the remaining planned capital spending for the year, at beneficial interest, is related to the completion of the Starfield Anseong development, which will be funded by borrowings on our recently completed construction financing (see "Liquidity and Capital Resources - Starfield Anseong Construction Financing" above).

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments and redevelopments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, (12) early lease terminations and bankruptcies, (13) fluctuations in foreign currency exchange rates, (14) the severity and duration of the COVID-19 pandemic, the actions taken and to be taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic and containment measures, and (15) other risks included in "Risk Factors" in our most recent Annual Report on Form 10-K, as well as "Risk Factors" elsewhere in this report. In addition, estimates of capital spending will change as new projects are approved by our Board of Directors.

Dividends

We have historically paid regular quarterly dividends to our common and preferred shareholders. However, dividends to our common shareholders are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. See "Risk Factors" in our most recent Annual Report on Form 10-K, as well as "Risk Factors" elsewhere in this report for further information related to potential restrictions of our ability to pay dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On March 5, 2020, we declared a quarterly dividend of $0.675 per common share, $0.40625 per share on our 6.5% Series J Preferred Stock, and $0.390625 per share on our 6.25% Series K Preferred Stock, all of which were paid on March 31, 2020 to shareholders of record on March 16, 2020.
New Accounting Pronouncements and Impending LIBOR Transition

Refer to "Note 14 - New Accounting Pronouncements and Impending LIBOR Transition" to our consolidated financial statements, regarding the adoption of Accounting Standards Update (ASU) No. 2016-13, and our ongoing evaluation of ASU No. 2020-04, addressing reference rate reform, the interpretive guidance issued relating to accounting for lease concessions provided as a result of the COVID-19 pandemic, and the transition from LIBOR.

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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three months ended March 31, 2020, FFO was adjusted to exclude restructuring charges, deferred income tax expense related to the Blackstone Transactions, an adjustment to the previously recognized promote fee, net of tax, related to Starfield Hanam, costs related to the Taubman Asia President transition, and costs related to Simon's pending acquisition of TCO. For the three months ended March 31, 2019, FFO was adjusted to exclude restructuring charges, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities.

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

Reconciliation of Net Income Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended March 31
	2020			2019
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income attributable to TCO common shareholders - basic	$19.9	61,249,637	$0.32	$15.1	61,124,016	$0.25
Add impact of share-based compensation	—	224,453		—	275,092
Net income attributable to TCO common shareholders - diluted	$19.9	61,474,090	$0.32	$15.1	61,399,108	$0.25
Add depreciation of TCO's additional basis	1.5		0.02	1.6		0.03
Net income attributable to TCO common shareholders, excluding step-up depreciation	$21.4	61,474,090	$0.35	$16.7	61,399,108	$0.27
Add:
Noncontrolling share of income of TRG	9.2	26,418,110		6.8	24,875,564
Distributions to participating securities of TRG	0.6	871,262		0.6	871,262
Net income attributable to partnership unitholders and participating securities of TRG	$31.2	88,763,462	$0.35	$24.2	87,145,934	$0.28
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	51.7		0.58	45.0		0.52
Depreciation of TCO’s additional basis	(1.5)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.0)		(0.02)	(2.2)		(0.03)
Share of UJVs	16.4		0.18	17.2		0.20
Non-real estate depreciation	(1.2)		(0.01)	(1.1)		(0.01)
Less gains on partial dispositions of ownership interests in UJVs, net of tax	(10.9)		(0.12)
Less gains on remeasurements of ownership interests in UJVs	(13.7)		(0.15)
Less impact of share-based compensation	—		—	—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$70.0	88,763,462	$0.79	$81.3	87,145,934	$0.93
TCO's average ownership percentage of TRG - basic	69.9%			71.1%
Funds from Operations attributable to TCO's common shareholders	$48.9		$0.79	$57.8		$0.93

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$70.0	88,763,462	$0.79	$81.3	87,145,934	$0.93
Restructuring charges	0.4		—	0.6		0.01
Costs related to Blackstone transactions (2)	1.1		0.01
Taubman Asia President transition costs	0.2		—
Promote fee adjustment, net of tax - Starfield Hanam (3)	0.3		—
Simon Property Group, Inc. transaction costs	6.4		0.07
Costs associated with shareholder activism				4.0		0.05
Fluctuation in fair value of equity securities				(3.3)		(0.04)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$78.3	88,763,462	0.88	$82.6	87,145,934	$0.95
TCO's average ownership percentage of TRG - basic	69.9%			71.1%
Adjusted Funds from Operations attributable to TCO's common shareholders	$54.7		$0.88	$58.7		$0.95

(1)	Depreciation includes $6.8 million and $5.5 million of mall tenant allowance amortization for the three months ended March 31, 2020 and 2019, respectively.

(2)
Represents $1.1 million of deferred income tax expense related to the Blackstone Transactions, which has been recorded within Income Tax Expense in our Consolidated Statement of Operations and Comprehensive Income (Loss).

(3)
Includes a reduction of $0.3 million of promote fee income related to the previously recognized promote fee, net of tax, for Starfield Hanam, which has been recorded within Equity in Income of UJVs in our Statement of Operations and Comprehensive Income (Loss).

(4)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income to Net Operating Income

	Three Months Ended March 31
	(in millions)
	2020	2019	Growth %
Net income	$36.5	$29.7

Add (less) depreciation and amortization:
Consolidated businesses at 100%	51.7	45.0
Noncontrolling partners in consolidated joint ventures	(2.0)	(2.2)
Share of UJVs	16.4	17.2

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	34.8	36.9
Noncontrolling partners in consolidated joint ventures	(2.8)	(3.0)
Share of UJVs	16.4	16.8
Income tax expense:
Consolidated businesses at 100%	0.8	0.5
Noncontrolling partners in consolidated joint ventures		(0.1)
Share of UJVs	0.3	0.8
Share of income tax expense on disposition	1.5

Less noncontrolling share of income of consolidated joint ventures	(1.0)	(1.4)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	5.8	6.7
EBITDA attributable to outside partners in UJVs	51.3	47.1

EBITDA at 100%	$209.7	$194.0

Add (less) items excluded from shopping center NOI:
General and administrative expenses	8.0	8.6
Management, leasing, and development services, net	(0.1)	(0.7)
Restructuring charges	0.4	0.6
Costs associated with shareholder activism		4.0
Straight-line of rents	(1.0)	(2.9)
Nonoperating income, net	(0.9)	(9.1)
Simon Property Group, Inc. transaction costs	6.4
Gains on partial dispositions of ownership interests in UJVs	(12.4)
Gains on remeasurements of ownership interests in UJVs	(13.7)
Unallocated operating expenses and other	5.0	7.7
NOI at 100% - total portfolio	$201.3	$202.2
Less - NOI of non-comparable centers (1)	(18.1)	(14.3)
NOI at 100% - comparable centers	$183.2	$188.0	(2.5)%
Foreign currency exchange rate fluctuation adjustment	1.1
NOI at 100% - comparable centers including lease cancellation income at constant currency	$184.4	$188.0	(1.9)%

NOI at 100% - comparable centers	$183.2	$188.0
Lease cancellation income - comparable centers	(2.1)	(0.5)
NOI at 100% - comparable centers excluding lease cancellation income (2)	$181.2	$187.5	(3.4)%
Foreign currency exchange rate fluctuation adjustment	1.1
NOI at 100% - comparable centers excluding lease cancellation income at constant currency	$182.3	$187.5	(2.7)%

NOI at 100% - comparable centers	$183.2	$188.0
Less NOI of comparable centers attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs	(53.9)	(57.9)
Beneficial interest in NOI - comparable centers including lease cancellation income	129.4	130.1	(0.5)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.2
Beneficial interest in NOI - comparable centers including lease cancellation income at constant currency	$129.6	$130.1	(0.4)%

NOI at 100% - comparable centers excluding lease cancellation income (2)	$181.2	$187.5
Less NOI of comparable centers excluding lease cancellation income attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs	(53.7)	(57.8)
Beneficial interest in NOI - comparable centers excluding lease cancellation income	127.5	129.7	(1.7)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.2
Beneficial interest in NOI - comparable centers excluding lease cancellation income at constant currency	$127.7	$129.7	(1.5)%

NOI at 100% - total portfolio	$201.3	$202.2
Less lease cancellation income - total portfolio	(2.5)	(0.6)
Less NOI attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs excluding lease cancellation income - total portfolio	(57.3)	(54.6)
Beneficial interest in NOI - total portfolio excluding lease cancellation income	$141.6	$147.1	(3.8)%

(1)    Includes Beverly Center, The Gardens Mall, The Mall of San Juan, Stamford Town Center, and Taubman Prestige Outlets Chesterfield.
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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2020, there was no material outstanding litigation to which the Company or its subsidiaries is a party or of which any of their property is subject.

Item 1 A.	Risk Factors

As a result of the current COVID-19 pandemic, we are updating the Risk Factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which you should review and carefully consider in combination with the risk factor below.

The impact of the COVID-19 pandemic, or the impact of any future pandemic, is uncertain and hard to measure, but has significantly adversely affected our business and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.

The COVID-19 pandemic has materially and adversely impacted the global economy and financial markets, with global legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. The operations of both our U.S. and Asia shopping centers have been and could continue to be significantly adversely impacted by the COVID-19 pandemic. The impact of the COVID-19 pandemic has had significant adverse effects on our business, financial condition, results of operations, and liquidity, which may continue and be materially adverse, including, but not limited to, the following:

•
certain states and cities where our businesses operate have reacted by instituting shelter in place rules, social distancing rules and guidelines, restrictions on travel and public gatherings, and restrictions on the types of business that may continue to operate, all of which resulted in the temporary closure of all but two U.S. shopping centers effective at the close of business on March 19. The other two centers closed soon thereafter. We are unable to predict when these restrictions will be lifted or when our centers will be able to reopen;

•
the COVID-19 pandemic has resulted in significantly reduced global economic activity, which has severely impacted our tenants' businesses, financial condition, and liquidity and may cause tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental revenues;

•
our tenants could be severely affected by the COVID-19 pandemic, which could lead to reduced credit quality, increased bankruptcies, early terminations, reduced lease renewals, decreased sales performance, the closing of our tenants and anchors or increased rationalization of square footage. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named anchors, or if the tenant does not achieve certain specified sales targets. To the extent our occupancy levels decline significantly or we lose anchors, this may cause additional lease terminations. Further, replacing mall tenants at attractive lease terms or at all could be difficult in a recession economy, which could lead to excess space in our centers and an oversupply of space in the industry;

•
portions of our rental revenues are based on tenant sales, which have been and could continue to be materially adversely affected by COVID-19 due to store closures in the near term, and potentially in the long-term to the extent it significantly and adversely impacts mall traffic and consumer behavior, as well as the desirability of shopping, dining and entertaining at malls (particular our large, enclosed malls) compared to other alternatives. Further, reduced economic activity could lead to a prolonged economic recession, which could negatively impact consumer discretionary spending, which could directly impact our sales based on rental revenues and mall traffic, as well as tenants’ long-term viability and appetite to remain in our centers at rent levels desirable to us or at all;

•
global commerce, travel, and tourism have been and may continue to be adversely impacted by the COVID-19 pandemic, which could lead to limited trade and population movement (which would adversely impact our centers that significantly benefit from tourism), issues with the movement of goods through the supply chain, and other impacts to business and consumer demand that may diminish the demand for our tenants’ products and services, which may reduce demand and rents for our properties;

•
the future growth of our portfolio could be materially adversely affected by the COVID-19 pandemic due to the factors mentioned elsewhere in this risk factor, which could impede us from pursuing an overall strategy of creating value through development, redevelopment, acquisition, or internal growth and recycling capital using long-term fixed rate financing on the centers upon stabilization;

•
the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic. The outbreak is forcing many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business and introduce operational risk, including an increased vulnerability to potential cyber security attacks;

•
the negative financial impact of the COVID-19 pandemic could affect our future compliance with financial covenants of our $1.1 billion primary unsecured revolving line of credit, unsecured term loans, or other debt agreements and our ability to fund debt service. Failure to meet certain of these financial covenants or failure to pay our debt service could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Further, the availability of our $1.1 billion primary unsecured revolving line of credit could be reduced in the future if the values of the assets in our unencumbered asset pool decrease as a result of effects from the COVID-19 pandemic. As a result of the additional $350 million borrowing made as a precautionary measure to increase liquidity and preserve financial flexibility due to uncertainty resulting from the COVID-19 pandemic, we have increased leverage higher than our historical average and will incur interest expense on our borrowings, as well as increase our vulnerability to future economic and industry conditions;

•
the financial markets and our stock price also have been adversely impacted by the COVID-19 pandemic, and the negative financial impact of the COVID-19 pandemic could result in difficulty accessing debt or equity capital on attractive terms, or at all, to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

•
unanticipated costs and operating expenses and decreased revenue related to compliance with regulations, such as additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation and protective measures performed at each of our centers, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;

•
as a result of the uncertainty of the impact of the COVID-19 pandemic on our business and cash flows, our ability to pay dividends on our stock could be limited in the future. The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant; and

•
weaker economic conditions could result in lower fair values of assets and cause us to recognize impairment charges for our consolidated centers or other than temporary impairment of our Investments in UJVs.

Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity, although the extent of the potential effect will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on employment levels and consumer discretionary spending in the markets in which we own and operate properties), and the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.  Further, many of the Risk Factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 are more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2020, by and among the Taubman Parties and the Simon Parties.	8-K		2.1	February 11, 2020
*10.1	2020 Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement.					X
*10.2	2020 Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement.					X
*10.3	2020 Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Restricted Share Unit Award Agreement (excluding Change in Control protection).					X
*10.4	2020 Form of The Taubman Company LLC 2018 Omnibus Long-Term Incentive Plan Performance Share Unit Award Agreement (excluding Change in Control protection).					X
*10.5	Taubman Severance Plan for Senior Level Management.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	A management contract or compensatory plan or arrangement required to be filed.
**	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	May 5, 2020	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)