Form 10-Q
period 2020-06-30
TAUBMAN CENTERS INC
filed 2020-08-10
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020
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

☐ Yes ☒ No

As of August 7, 2020, there were outstanding 61,715,369 shares of common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets:
Properties	$4,744,094	$4,731,061
Accumulated depreciation and amortization	(1,610,629)	(1,514,992)
	$3,133,465	$3,216,069
Investment in Unconsolidated Joint Ventures (UJVs) (Notes 2 and 4)	790,136	831,995
Cash and cash equivalents (Note 13)	240,808	102,762
Restricted cash (Note 13)	655	656
Accounts and notes receivable (Note 1)	169,414	95,416
Accounts receivable from related parties	797	2,112
Operating lease right-of-use assets	172,877	173,796
Deferred charges and other assets	83,282	92,659
Total Assets	$4,591,434	$4,515,465

Liabilities:
Notes payable, net (Note 5)	$3,900,937	$3,710,327
Accounts payable and accrued liabilities	254,228	268,714
Operating lease liabilities	240,912	240,777
Distributions in excess of investments in and net income of UJVs (Note 4)	470,166	473,053
Total Liabilities	$4,866,243	$4,692,871
Commitments and contingencies (Notes 5, 6, 7, 8, and 9)

Redeemable noncontrolling interests (Note 6)	$—	$—

Equity (Deficit):
Taubman Centers, Inc. Shareholders’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 26,079,064 and 26,398,473 shares issued and outstanding at June 30, 2020 and December 31, 2019	$26	$26
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both June 30, 2020 and December 31, 2019

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both June 30, 2020 and December 31, 2019

Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,615,362 and 61,228,579 shares issued and outstanding at June 30, 2020 and December 31, 2019	616	612
Additional paid-in capital	745,326	741,026
Accumulated other comprehensive income (loss) (Note 12)	(54,283)	(39,003)
Dividends in excess of net income (Note 7)	(772,700)	(712,884)
	$(81,015)	$(10,223)
Noncontrolling interests (Note 6)	(193,794)	(167,183)
	$(274,809)	$(177,406)
Total Liabilities and Equity	$4,591,434	$4,515,465

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues:
Rental revenues (Note 1)	$112,218	$147,006	$254,876	$291,295
Overage rents	749	1,713	4,966	4,854
Management, leasing, and development services	824	892	1,390	2,108
Other (Note 1)	4,744	11,993	16,762	23,555
	$118,535	$161,604	$277,994	$321,812
Expenses:
Maintenance, taxes, utilities, and promotion	$34,511	$39,182	$73,262	$77,720
Other operating	12,792	21,232	30,934	40,457
Management, leasing, and development services	659	491	1,152	1,022
General and administrative	7,523	8,554	15,539	17,130
Restructuring charges (Note 1)		84	362	709
Simon Property Group, Inc. transaction costs (Note 1)	9,060		15,445
Costs associated with shareholder activism (Note 1)		12,000		16,000
Interest expense	33,353	38,010	68,202	74,895
Depreciation and amortization	61,838	44,259	113,534	89,215
	$159,736	$163,812	$318,430	$317,148
Nonoperating income (expense) (Notes 9 and 11)	(910)	6,627	(362)	15,360
Income (loss) before income tax benefit (expense), equity in income (loss) of UJVs, gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$(42,111)	$4,419	$(40,798)	$20,024
Income tax benefit (expense) (Note 3)	248	(2,364)	(508)	(2,903)
Equity in income (loss) of UJVs (Note 4)	(712)	14,822	10,572	29,494
Income (loss) before gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$(42,575)	$16,877	$(30,734)	$46,615
Gains on partial dispositions of ownership interests in UJVs (Note 2)	363		11,277
Gains on remeasurements of ownership interests in UJVs (Note 2)	417		14,146
Net income (loss)	$(41,795)	$16,877	$(5,311)	$46,615
Net (income) loss attributable to noncontrolling interests (Note 6)	13,511	(4,240)	3,278	(12,470)
Net income (loss) attributable to Taubman Centers, Inc.	$(28,284)	$12,637	$(2,033)	$34,145
Distributions to participating securities of TRG (Notes 1 and 8)		(593)	(595)	(1,220)
Preferred stock dividends	(5,785)	(5,785)	(11,569)	(11,569)
Net income (loss) attributable to Taubman Centers, Inc. common shareholders	$(34,069)	$6,259	$(14,197)	$21,356

Net income (loss)	$(41,795)	$16,877	$(5,311)	$46,615
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments	(2,192)	(9,533)	(20,111)	(14,421)
Cumulative translation adjustment	9,355	(13,829)	(9,620)	(10,511)
Reclassification adjustment for amounts recognized in net income (loss)	3,286	(423)	4,054	(1,846)
	$10,449	$(23,785)	$(25,677)	$(26,778)
Comprehensive income (loss)	$(31,346)	$(6,908)	$(30,988)	$19,837
Comprehensive (income) loss attributable to noncontrolling interests	10,315	2,970	9,727	(4,394)
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$(21,031)	$(3,938)	$(21,261)	$15,443

Basic earnings (loss) per common share (Note 10)	$(0.55)	$0.10	$(0.23)	$0.35

Diluted earnings (loss) per common share (Note 10)	$(0.55)	$0.10	$(0.23)	$0.35

Weighted average number of common shares outstanding – basic	61,590,226	61,171,614	61,419,931	61,147,947

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, April 1, 2020	40,811,117	$26	61,375,291	$614	$742,409	$(61,502)	$(738,223)	$(184,988)	$(241,664)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(232,053)		232,069	2	(2)				—
Share-based compensation under employee and director benefit plans (Note 8)			8,002		3,095				3,095
Adjustments of noncontrolling interests (Note 6)					(176)	(34)		210	—
Contributions from noncontrolling interests								1,950	1,950
Dividends and distributions (Note 1) (1)							(5,785)	(651)	(6,436)
Other							(408)		(408)
Net loss							(28,284)	(13,511)	(41,795)
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(1,589)		(603)	(2,192)
Cumulative translation adjustment						6,531		2,824	9,355
Reclassification adjustment for amounts recognized in net income (loss)						2,311		975	3,286
Balance, June 30, 2020	40,579,064	$26	61,615,362	$616	$745,326	$(54,283)	$(772,700)	$(193,794)	$(274,809)

Balance, April 1, 2019	39,355,694	$25	61,161,539	$612	$677,755	$(27,501)	$(767,622)	$(222,922)	$(339,653)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(33,760)		38,214						—
Issuance of equity for acquisition of interest in UJV (Note 2)	1,500,000	1						79,319	79,320
Share-based compensation under employee and director benefit plans (Note 8)	91,183		8,827		1,820				1,820
Former Taubman Asia President redeemable equity adjustment (Note 6)					1,800				1,800
Adjustments of noncontrolling interests (Note 6)					57,671	(78)		(57,737)	(144)
Dividends and distributions (1)							(47,673)	(18,507)	(66,180)
Other							(151)		(151)
Net income (excludes $144 of net loss attributable to redeemable noncontrolling interest) (Note 6)							12,637	4,384	17,021
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(6,597)		(2,936)	(9,533)
Cumulative translation adjustment						(9,700)		(4,129)	(13,829)
Reclassification adjustment for amounts recognized in net income						(278)		(145)	(423)
Balance, June 30, 2019	40,913,117	$26	61,208,580	$612	$739,046	$(44,154)	$(802,809)	$(222,673)	$(329,952)

(1) We declared cash dividends of $0.40625 per share of Series J cumulative redeemable preferred stock and $0.390625 per share of Series K cumulative redeemable preferred stock for both the three months ended June 30, 2020 and 2019. We declared a cash dividend of $0.675 per common share for the three months ended June 30, 2019. We did not declare a dividend on our common stock for the three months ended June 30, 2020.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	40,898,473	$26	61,228,579	$612	$741,026	$(39,003)	$(712,884)	$(167,183)	$(177,406)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(338,365)		338,388	3	(3)				—
Share-based compensation under employee and director benefit plans (Note 8)	18,956		48,395	1	4,551				4,552
Adjustments of noncontrolling interests (Note 6)					(248)	(51)		299	—
Contributions from noncontrolling interests								1,950	1,950
Dividends and distributions (Note 1) (1)							(53,521)	(19,133)	(72,654)
Partial dispositions of ownership interests in UJVs (Note 2)						3,999	(3,999)		—
Other							(263)		(263)
Net loss							(2,033)	(3,278)	(5,311)
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(14,128)		(5,983)	(20,111)
Cumulative translation adjustment						(7,948)		(1,672)	(9,620)
Reclassification adjustment for amounts recognized in net income (loss)						2,848		1,206	4,054
Balance, June 30, 2020	40,579,064	$26	61,615,362	$616	$745,326	$(54,283)	$(772,700)	$(193,794)	$(274,809)

Balance, January 1, 2019	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(41,060)		45,514						—
Issuance of equity for acquisition of interest in UJV (Note 2)	1,500,000	1						79,319	79,320
Share-based compensation under employee and director benefit plans (Note 8)	91,183		93,958	1	3,649				3,650
Former Taubman Asia President redeemable equity adjustment (Note 6)					1,800				1,800
Adjustments of noncontrolling interests (Note 6)					57,500	(76)		(57,661)	(237)
Dividends and distributions (1)							(95,367)	(35,701)	(131,068)
Adjustments of equity pursuant to adoption of ASC 842 (Note 1)							3,156	1,763	4,919
Other							(513)		(513)
Net income (excludes $237 of net loss attributable to redeemable noncontrolling interest) (Note 6)							34,145	12,707	46,852
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(10,072)		(4,349)	(14,421)
Cumulative translation adjustment						(7,341)		(3,170)	(10,511)
Reclassification adjustment for amounts recognized in net income						(1,289)		(557)	(1,846)
Balance, June 30, 2019	40,913,117	$26	61,208,580	$612	$739,046	$(44,154)	$(802,809)	$(222,673)	$(329,952)

(1) We declared cash dividends of $0.8125 per share of Series J cumulative redeemable preferred stock and $0.78125 per share of Series K cumulative redeemable preferred stock for both the six months ended June 30, 2020 and 2019. We declared cash dividends of $0.675 and $1.35 per common share for the six months ended June 30, 2020 and 2019, respectively. We did not declare a dividend on our common stock for the three months ended June 30, 2020.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(5,311)	$46,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,534	89,215
Gains on partial dispositions of ownership interests in UJVs, net of tax (Note 2)	(11,277)
Gains on remeasurements of ownership interests in UJVs (Note 2)	(14,146)
Fluctuation in fair value of equity securities (Note 11)	1,535	(3,346)
Income from UJVs net of distributions	15,031	8,337
Non-cash operating lease expense	1,054	1,017
Other	7,307	6,774
Decrease in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets (Note 1)	(78,535)	(7,088)
Accounts payable and accrued liabilities	(17,822)	(4,525)
Net Cash Provided By Operating Activities	$11,370	$136,999

Cash Flows From Investing Activities:
Additions to properties	$(37,404)	$(88,961)
Partial reimbursement of Saks anchor allowance at The Mall of San Juan	3,000
Proceeds from partial dispositions of ownership interests in UJVs (Note 2)	48,673
Proceeds from sale of equity securities (Note 11)		52,077
Insurance proceeds for capital items at The Mall of San Juan (Note 9)		948
Contributions to UJVs (Note 2)	(3,111)	(29,875)
Distributions from UJVs (less than) in excess of income	(2,072)	10,011
Other	48	46
Net Cash Provided By (Used In) Investing Activities	$9,134	$(55,754)

Cash Flows From Financing Activities:
Proceeds from (payments to) revolving lines of credit, net (Note 5)	$195,000	$(13,425)
Debt payments	(5,965)	(5,636)
Issuance of common stock and/or TRG Units in connection with incentive plans	(606)	(706)
Contributions from noncontrolling interests	1,950
Distributions to noncontrolling interests (Note 1)	(19,133)	(35,701)
Distributions to participating securities of TRG (Note 1)	(595)	(1,220)
Cash dividends to preferred shareholders	(11,569)	(11,569)
Cash dividends to common shareholders (Note 1)	(41,357)	(82,578)
Net Cash Provided By (Used In) Financing Activities	$117,725	$(150,835)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 13)	$(184)	$372

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	138,045	(69,218)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (Note 13)	103,418	142,929

Cash, Cash Equivalents, and Restricted Cash at End of Period (Note 13)	$241,463	$73,711

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 70% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we", "us", and "our'" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. Our owned portfolio as of June 30, 2020 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties.

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

Risks and Uncertainties Related to COVID-19 Pandemic

The operations of both our U.S. and Asia shopping centers have been and could continue to be adversely impacted by the COVID-19 pandemic. The impact of the COVID-19 pandemic has had and continues to have adverse effects on our business, financial statements, and liquidity including, but not limited to, the following:

•
reduced global economic activity has impacted certain of our tenants' businesses, financial performance, and liquidity and has caused, and could continue to cause, certain tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables, deferrals, and reductions in rental revenues;

•
the negative financial impact could affect our future compliance with financial covenants of our $1.1 billion primary unsecured revolving line of credit, unsecured term loans, and other debt agreements and our ability to fund debt service. In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan (Note 5).; and

•
weaker economic conditions could result in lower fair values of assets and cause us to recognize impairment charges for our consolidated centers or other than temporary impairment of our Investments in UJVs.

In response to the COVID-19 pandemic, we temporarily closed most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all of our U.S. centers had reopened and a substantial majority of stores had reopened with restrictions in place to ensure compliance with all local, state, and federal laws and mandates to help ensure the health and safety of communities we serve. However, in mid-July 2020, two of our centers in California were ordered to temporarily close again amid rising cases of COVID-19. If the U.S. continues to see prolonged or increased cases of COVID-19 infection, the risk of government mandated restrictions may rise, which could require other centers to close again.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The closures of our U.S. shopping centers adversely impacted mall tenant sales during the three months ended June 30, 2020. As a result, Rental Revenues on our Consolidated Statement of Operations and Comprehensive Income (Loss) was adversely affected, primarily due to an increase in uncollectible tenant revenues for the three and six months ended June 30, 2020. We assess collectibility of receivables on a tenant by tenant basis in accordance with ASC 842 (see "Changes in Accounting Policies - Accounts Receivable and Uncollectible Tenant Revenues"). Uncollectible tenant revenues are an estimate based on our assessment of revenues billed that may not result in collection, however we will continue our efforts to collect past due amounts. As such, the impact of the COVID-19 pandemic on our rental revenues in the future cannot be predicted at this point in time. The closures of our U.S. shopping centers also have adversely impacted parking revenue and food and beverage revenue of our restaurant joint venture, which has adversely affected Other Revenue on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020.

In relation to cash collections and our increased accounts receivable balance, as a result of the COVID-19 pandemic, we have received requests from many tenants for rent abatement and rent deferral. A substantial amount of our rental revenue receivables for the three months ended June 30, 2020 currently remain outstanding and are under negotiation, with negotiations expected to continue through the end of the year, resulting in an increase in Accounts and Notes Receivable on our Consolidated Balance Sheet. We have made certain accounting policy elections for lease modifications negotiated with tenants as a result of the COVID-19 pandemic (Note 14). As a result of the uncertainty surrounding the impacts of the COVID-19 pandemic as well as the timing of the general economy's stabilization and recovery, collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As such, the impact of the COVID-19 pandemic on our rental revenues, cash provided by operating activities, and accounts receivable in the future cannot be predicted at this point in time.

In Asia, our three operating centers experienced varying levels of disruption due to the COVID-19 pandemic. CityOn.Xi'an was closed for about a month in February, CityOn.Zhengzhou was closed for 10 days in February, and Starfield Hanam never closed. The closures of our Asia centers only adversely impacted the operations and financial results of the centers for the three months ended March 31, 2020, though our share of the impact was limited due to our partial ownership interests in the centers (Note 2).

The extent to which the COVID-19 pandemic will continue to adversely impact our operations, financial condition, results of operations, and liquidity in the future, and those of our tenants and anchors, will depend on future actions and outcomes, which remain highly uncertain and cannot be predicted, including (1) the severity and duration of the COVID-19 pandemic and its impact, as well as the general economy's stabilization and recovery, (2) the actions taken to contain the pandemic or mitigate its impact, and (3) the direct and indirect economic and financial market effects of the pandemic and containment measures, among others.

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

Except as referred to or implied herein, we are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our current estimates, assumptions, or the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the consolidated financial statements. Actual results could differ from those estimates.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger Agreement

On February 9, 2020, TCO and TRG (the Taubman Parties) entered into an Agreement and Plan of Merger (the Merger Agreement) for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG. Under the Merger Agreement, Simon, through its operating partnership, Simon Property Group, L.P. (the Simon Operating Partnership), would acquire all of TCO’s common stock (other than certain shares of excluded common stock) for $52.50 per share in cash and certain members of the Taubman Family (including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the Estate of A. Alfred Taubman) would retain certain of their TRG interests so that they remain a 20% partner in TRG and would sell their remaining ownership interest in TRG for $52.50 per share in cash. During the three and six months ended June 30, 2020, we incurred costs of $9.1 million and $15.4 million related to the transaction, respectively, which have been separately classified as Simon Property Group, Inc. Transaction Costs on our Consolidated Statement of Operations and Comprehensive Income (Loss). For additional information regarding the Merger Agreement, see our other filings with the Securities and Exchange Commission (SEC), which are available on the SEC’s website at www.sec.gov; provided, that the content of such website is not incorporated herein by reference.

On June 10, 2020, Simon delivered to the Taubman Parties a notice purporting to terminate the Merger Agreement (the Purported Termination Notice). In the Purported Termination Notice, Simon claimed that the Taubman Parties had suffered a Material Adverse Effect (as defined in the Merger Agreement) and had also breached their covenant to use commercially reasonable efforts to operate in the ordinary course of business. The Taubman Parties believe that Simon's purported termination of the Merger Agreement is invalid and without merit, and that Simon continues to be bound to the transaction in all respects. The Taubman Parties intend to hold Simon to its obligations under the Merger Agreement and the agreed transaction and to vigorously contest Simon's purported termination and legal claims. The Taubman Parties also intend to pursue their remedies to enforce their contractual rights under the Merger Agreement, including, among other things, the right to specific performance and the right to monetary damages, including damages based on the transaction price.

Also on June 10, 2020, Simon and the Simon Operating Partnership filed a complaint (the Simon Complaint), captioned, Simon Property Group, Inc. and Simon Property Group, L.P. v. Taubman Centers, Inc. and Taubman Realty Group, L.P., Case No. 2020-181675-CB, in the State of Michigan Circuit Court for the Sixth Judicial Circuit (Oakland County) (the Court), seeking a declaratory judgment that, among other things, the Taubman Parties had suffered a Material Adverse Effect and had breached their covenant in the Merger Agreement to use commercially reasonable efforts to operate in the ordinary course of business, and, as a result, Simon’s purported termination of the Merger Agreement was valid. On June 17, 2020, the Taubman Parties filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Answer and Counterclaim) in response to the Simon Complaint, which added Silver Merger Sub 1, LLC and Silver Merger Sub 2, LLC (with Simon and the Simon Operating Partnership, the Simon Parties) as counterclaim defendants. In the Taubman Answer and Counterclaim, the Taubman Parties deny that the Taubman Parties had suffered a Material Adverse Effect or that they had breached their covenant to use commercially reasonable efforts to operate in the ordinary course of business consistent with past practices, and, therefore, the Merger Agreement could not be terminated by the Simon Parties. Additionally, in the Taubman Answer and Counterclaim, the Taubman Parties ask the Court to enter a judgment of specific performance, compelling the Simon Parties to comply with their obligations under the Merger Agreement and consummate the transaction. Additionally, the Taubman Parties seek a declaratory judgment that, due to the Simon Parties' repudiation and material breach of the Merger Agreement by delivering the Purported Termination Notice and failing to use reasonable best efforts to consummate the transaction, the Taubman Parties have the right to seek damages, including based on the loss of the premium offered to the Taubman Parties’ equity holders. See Note 9 for more information regarding the ongoing litigation.

On June 25, 2020, we held a special meeting of shareholders, at which shareholders approved and adopted the Merger Agreement. Approximately 99.7% of the shares voted were in favor of the Merger Agreement and the transaction, which constitutes approximately 84.7% of the outstanding shares entitled to vote. The shareholder approval satisfied the final condition precedent to the closing of the transaction (other than those conditions that by their nature are to be satisfied at closing or by Simon). Simon, however, did not consummate the transaction on June 30, 2020, despite their contractual obligation to do so.

On June 23, 2020, the Court ordered that the case be referred to facilitative mediation to be completed by July 31, 2020. Discovery was ordered to commence immediately, and the case was ordered to be trial ready by mid-November 2020. Facilitative mediation has not resulted in a settlement as of the date hereof.

On July 31, 2020, the Court held a case management conference, at which time it scheduled trial to begin on November 16, 2020.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Ownership

In addition to common stock, we had three classes of preferred stock outstanding (Series B, J, and K) as of June 30, 2020. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. We own corresponding Series J and Series K Preferred Equity interests in TRG that entitle us to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on our Series J and Series K Preferred Stock. If the Merger Agreement referenced above is consummated per the terms of the agreement, immediately prior to the effective time of the merger of TCO with and into a subsidiary of Simon (REIT Merger Effective Time), TCO will issue a redemption notice and cause funds to be set aside to pay the redemption price for each share of Series J Preferred Stock and each share of Series K Preferred Stock, at their respective liquidation preference of $25.00 plus all accumulated and unpaid dividends up to, but not including, the redemption date of such share.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding voting securities of TCO at June 30, 2020 consisted of 26,079,064 shares of Series B Preferred Stock and 61,615,362 shares of common stock.

Dividends and Distributions

For the three months ended June 30, 2020, we did not pay a quarterly dividend to our common shareholders or any monthly distribution to participating securities of TRG. We continued to pay a quarterly dividend of $0.40625 per share on our 6.50% Series J Preferred Stock and $0.390625 per share on our 6.25% Series K Preferred Stock. The Board of Directors will continue to monitor our financial performance and liquidity position on an ongoing basis and will distribute taxable income, in the form of a common dividend and distributions to participating securities, in accordance with our partnership agreement and REIT qualification requirements as permitted under the new covenant waiver amendments (Note 5).

TRG

At June 30, 2020, TRG’s equity included two classes of preferred equity (Series J and K) and the net equity of the TRG unitholders. Net income and distributions of TRG are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in TRG in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by TCO and are eliminated in consolidation.

TCO's ownership in TRG at June 30, 2020 consisted of a 70% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. Our average ownership percentage in TRG for both the six months ended June 30, 2020 and 2019 was 70%. At June 30, 2020, TRG had 87,712,025 TRG Units outstanding, of which we owned 61,615,362 TRG Units. Disclosures about TRG Units outstanding exclude TRG Profits Units granted or other share-based grants for which TRG Units may eventually be issued (Note 8).

The remaining approximate 30% of TRG Units are owned by TRG's partners other than TCO, including the Taubman Family.

Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Future rental revenues under operating leases in effect at June 30, 2020 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2020	$222,896
2021	414,533
2022	368,379
2023	325,500
2024	279,255
Thereafter	678,910

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

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Shopping center and other operational revenues	$4,744	11,993	$16,762	23,555
Management, leasing, and development services	824	892	1,390	2,108
Total revenue from contracts with customers	$5,568	$12,885	$18,152	$25,663

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when we have a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of June 30, 2020, we had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to our performance obligations that were unsatisfied, or partially unsatisfied, as of June 30, 2020 were inconsequential.

Restructuring Charges

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle. We did not incur any expense related to our restructuring efforts during the three months ended June 30, 2020. During the six months ended June 30, 2020, we incurred $0.4 million of expense related to our restructuring efforts. During the three and six months ended June 30, 2019, we incurred $0.1 million and $0.7 million, respectively, of expense related to our restructuring efforts. These expenses have been separately classified as Restructuring Charges on our Consolidated Statement of Operations and Comprehensive Income (Loss).

Costs Associated with Shareholder Activism

During the three and six months ended June 30, 2019, we incurred $12.0 million and $16.0 million of expense associated with activities related to shareholder activism, largely legal and advisory services. Expenses for the three and six months ended June 30, 2019 include a $5.0 million expense pursuant to an agreement with Land & Buildings Investment Management, LLC (Land & Buildings) for a reimbursement of a portion of the billed fees and expenses incurred by Land & Buildings and its affiliated funds in connection with Land & Buildings' activist involvement with TCO and the service on our Board of Directors of its founder and Chief Investment Officer, Jonathan Litt, which reimbursement represented a related party transaction. We received written certification from Land and Buildings that the actual billed fees and expenses as of the payment date exceeded $5.0 million.

Also included in the activism costs was a retention program for certain employees, which fully vested in December 2019. Given the uncertainties associated with shareholder activism and to ensure the retention of top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and our Board of Directors believed these benefits were instrumental in ensuring the continued success of TCO during the retention period. Due to the unusual and infrequent nature of these expenses in our history, they were separately classified as Costs Associated with Shareholder Activism on our Consolidated Statement of Operations and Comprehensive Income (Loss). No expenses associated with activities related to shareholder activism were incurred during the three or six months ended June 30, 2020.

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

Change in Accounting Policies

Accounts Receivable and Uncollectible Tenant Revenues

In connection with the adoption of ASC Topic 842, "Leases", on January 1, 2019, we began reviewing the collectibility of both billed and accrued charges under our tenant leases each quarter on a tenant by tenant basis considering the tenant’s payment history, credit-worthiness, aging of the receivable, the tenant's operating performance and other factors. For any tenant receivable balances thought to be uncollectible, we record an offset for uncollectible tenant revenues directly to Rental Revenues on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the total receivable balance, including straight-line receivables, and the tenant is transitioned to a cash basis for revenue recognition.

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

Note 2 - Disposition, Partial Dispositions of Ownership Interests, Acquisition, Redevelopments, and Development

Disposition

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease. In December 2019, we determined that construction on the redevelopment was probable of commencing within the year, which would nullify our right to terminate the ground lease that was contingent on TSG commencing construction on the redevelopment within five years. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter of 2019, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero. During the three months ended March 31, 2020, TSG began construction on the redevelopment and therefore our termination right was nullified, resulting in the sale of the center.

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

The sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou were completed in September 2019 and December 2019, respectively. In March 2020, we received an additional $0.5 million of cash proceeds from the sale of 50% of our interest in CityOn.Zhengzhou. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.5 million gain on disposition and an additional $0.5 million gain on remeasurement during the six months ended June 30, 2020.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net cash proceeds from the sale were $48.0 million, following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. A gain of $10.6 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon completion of the sale, we remeasured our remaining 25% interest in the shopping center to fair value, resulting in the recognition of a $13.2 million gain on remeasurement. In June 2020, we received an additional $0.4 million of cash proceeds from the sale of 50% of our interest in CityOn.Xi'an. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.4 million gain on disposition and an additional $0.4 million gain on remeasurement during the three months ended June 30, 2020.

Acquisition

In April 2019, we acquired a 48.5% interest in The Gardens Mall in Palm Beach Gardens, Florida, in exchange for 1.5 million newly issued TRG Units. We also assumed our $94.6 million share of the existing debt at the center. Our ownership interest in the center is accounted for as a UJV under the equity method.

Redevelopments

Beverly Center

We substantially completed our redevelopment project at Beverly Center in November 2018, although some spending continued into 2019. We expect additional spending in future periods related to the ongoing redevelopment and tenant replacement activity, including the consolidation of the Macy's Men's space into the Macy's space in 2020. We have reclaimed the Macy's Men's space and are currently in negotiations with a potential replacement tenant.

The Mall at Green Hills

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending at The Mall at Green Hills to continue into future periods as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

Asia Development

Starfield Anseong

We have partnered with Shinsegae Group, our partner in Starfield Hanam, to build, lease, own, and manage Starfield Anseong, a 1.0 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. We own a 49% interest in the project. The shopping center is scheduled to open on September 25, 2020. As of June 30, 2020, our share of total project costs was $212.7 million, after cumulative currency translation adjustments. This investment is classified within Investment in UJVs on our Consolidated Balance Sheet.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income Taxes

Income Tax Expense (Benefit)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act allows a Federal net operating loss (NOL) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Additionally, the CARES Act permits bonus depreciation deductions for qualifying improvement property additions retroactive for tax years after 2017. As a result, our taxable REIT subsidiary had an amended total NOL of $12.8 million from its 2018 tax year that was carried back to prior tax years to claim a total Federal tax refund of $4.5 million ($3.4 million of which was received in June). The remaining $1.1 million Federal tax refund is recorded as a receivable, and a net Federal tax benefit of $1.9 million was recorded as an income tax benefit to reflect the effective 36% Federal tax recovery rate of the NOL carryback as compared to the 21% corporate tax rate at which the deferred items were originally recorded. The net Federal deferred tax asset has been reduced by $2.6 million in 2020 to reflect full utilization of the 2018 Federal NOL in the carryback claim, and the use of additional investment tax credits in 2019.

Our income tax expense (benefit) for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2020		2019		2020		2019
Federal current	$(57)		116		$—		$116
Federal deferred	(827)		428		(1,926)		621
Foreign current	414		476		1,102		596
Foreign deferred	199	(1)	1,320	(1)	1,236	(1)	1,435	(1)
State current	7		22		16		41
State deferred	16		2		80		94
Total income tax expense (benefit)	$(248)		$2,364		$508		$2,903

(1)
Due to the sale of 50% of our interests to funds managed by Blackstone (Note 2), we are no longer able to assert indefinite reinvestment in CityOn.Xi'an and CityOn.Zhengzhou. The foreign deferred tax expense (10% tax rate) is related to an excess of the Investment in the UJVs under GAAP accounting over the tax basis of our investments. During the three and six months ended June 30, 2020, we recognized $0.2 million and $1.3 million of foreign deferred tax expense, respectively, and recognized $1.7 million of foreign deferred tax expense for both the three and six months ended June 30, 2019.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019 were as follows:

	2020		2019
Deferred tax assets:
Federal	$1,845	(1)	$4,385	(2)
Foreign	2,147		2,020
State	1,657		1,388
Total deferred tax assets	$5,649		$7,793
Valuation allowances	(3,167)	(3)	(2,761)	(4)
Net deferred tax assets	$2,482		$5,032
Deferred tax liabilities:
Foreign (5)	$5,405		$4,449
Total deferred tax liabilities	$5,405		$4,449

(1)	The Federal deferred tax asset is net of Federal deferred tax liabilities and includes a $2.8 million Federal investment tax credit carryforward.

(2)	Includes a $4.4 million Federal investment tax credit carryforward.

(3)	Includes a $1.8 million valuation allowance against Foreign deferred tax assets, and a $1.4 million valuation allowance against State deferred tax assets.

(4)	Includes a $1.7 million valuation allowance against Foreign deferred tax assets, and a $1.1 million valuation allowance against State deferred tax assets.

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

Shopping Center	Ownership as of June 30, 2020 and December 31, 2019
CityOn.Xi'an (1)	25% / 50%
CityOn.Zhengzhou	24.5
Country Club Plaza	50
Fair Oaks Mall	50
The Gardens Mall	48.5
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center	50
Starfield Anseong (under development)	Note 2
Starfield Hanam	17.15
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)	In February 2020, we completed the sale of 50% of our interest in CityOn.Xian (Note 2).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for our UJVs, followed by TRG's beneficial interest in the combined operations information. The combined financial information of the UJVs as of June 30, 2020 and December 31, 2019 excludes the balances of Starfield Anseong, which is currently under development (Note 2). Beneficial interest is calculated based on TRG's ownership interest in each of the UJVs.

	June 30, 2020	December 31, 2019
Assets:
Properties	$3,791,076	$3,816,923
Accumulated depreciation and amortization	(985,484)	(942,840)
	$2,805,592	$2,874,083
Cash and cash equivalents	174,421	201,501
Accounts and notes receivable	150,095	122,569
Operating lease right-of-use assets	12,537	11,521
Deferred charges and other assets	159,056	178,708
	$3,301,701	$3,388,382

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net (1)	$3,093,353	$3,049,737
Accounts payable and other liabilities	241,325	341,263
Operating lease liabilities	14,286	13,274
TRG's accumulated deficiency in assets	(250,658)	(212,380)
UJV Partners' accumulated equity in assets	203,395	196,488
	$3,301,701	$3,388,382

TRG's accumulated deficiency in assets (above)	$(250,658)	$(212,380)
TRG's investment in Starfield Anseong (Note 2) and advances to CityOn.Zhengzhou	204,177	209,024
TRG basis adjustments, including elimination of intercompany profit	334,527	329,673
TCO's additional basis	31,924	32,625
Net investment in UJVs	$319,970	$358,942
Distributions in excess of investments in and net income of UJVs	470,166	473,053
Investment in UJVs	$790,136	$831,995

(1) The Notes Payable, Net amount excludes the construction financing outstanding for Starfield Anseong of $127.2 million ($62.3 million at TRG's share) as of June 30, 2020.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues	$120,436	$154,385	$268,419	$297,026
Maintenance, taxes, utilities, promotion, and other operating expenses	$51,162	$56,535	$105,524	$104,410
Interest expense	35,045	36,213	70,230	68,711
Depreciation and amortization	30,470	33,669	61,730	66,640
Total operating costs	$116,677	$126,417	$237,484	$239,761
Nonoperating income, net	600	923	1,142	1,324
Income tax expense	(2,167)	(1,967)	(4,267)	(3,646)
Net income	$2,192	$26,924	$27,810	$54,943

Net income attributable to TRG	$1,221	$14,155	$13,632	$28,448
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	(1,583)	1,152	(2,359)	2,018
Depreciation of TCO's additional basis	(350)	(485)	(701)	(972)
Equity in income (loss) of UJVs	$(712)	$14,822	$10,572	$29,494

Beneficial interest in UJVs’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$31,001	$52,693	$75,394	$102,110
Interest expense	(15,945)	(18,005)	(32,360)	(34,781)
Depreciation and amortization	(15,636)	(18,954)	(32,033)	(36,146)
Income tax expense	(132)	(912)	(429)	(1,689)
Equity in income (loss) of UJVs	$(712)	$14,822	$10,572	$29,494

Related Party

We have a note receivable outstanding with CityOn.Zhengzhou, which was originally issued to fund development costs. The balance of the note receivable was $42.4 million and $43.1 million as of June 30, 2020 and December 31, 2019, respectively, and is classified within Investment in UJVs on our Consolidated Balance Sheet.

Stamford Town Center

Stamford Town Center is currently being marketed for sale. In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million within Equity in Income (Loss) of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represented the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its fair value. Our fair value conclusion was based on offers received from potential buyers of the shopping center.

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		UJVs		Consolidated Subsidiaries		UJVs
Debt as of:
June 30, 2020	$3,900,937		$3,220,530		$3,610,188		$1,537,723
December 31, 2019	3,710,327		3,049,737		3,419,625		1,508,506

Capitalized interest:
Six Months Ended June 30, 2020	$3,218	(1)	$743	(2)	$3,154	(1)	$582	(2)
Six Months Ended June 30, 2019	4,354	(1)	85		4,345	(1)	47

Interest expense:
Six Months Ended June 30, 2020	$68,202		$69,174		$62,658		$32,360
Six Months Ended June 30, 2019	74,895		68,183		68,841		34,781

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

(2)	Capitalized interest on the Asia UJV construction financing is presented at our beneficial interest in both the UJVs (at 100%) and UJVs (at Beneficial Interest Columns).

Upcoming Maturities

In August 2020, we extended the maturity date on the $150 million loan for The Mall at Green Hills to December 2021. The loan was previously scheduled to mature in December 2020 and commencing December 2020, the interest rate will be a variable rate equal to the greater of LIBOR plus 2.75% or 3.25%.

The $250 million loan for International Market Place matures in August 2021 and has two, one year extension options available. We are currently evaluating our options related to extending or refinancing this loan.

Revolving Lines of Credit

In late March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of June 30, 2020. We also have a secured revolving line of credit of $65 million. The availability under these facilities as of June 30, 2020, after considering the outstanding balances, the outstanding letters of credit, and value of the unencumbered asset pool as of June 30, 2020, was $118.5 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. As of June 30, 2020, the unencumbered leverage ratio and the corporate total leverage ratio were the most restrictive covenants. We were in compliance with all of our covenants and loan obligations as of June 30, 2020. Failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness, which could have an adverse effect on us. The maximum payout ratio covenant limits the payment of distributions generally to 95% of funds from operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. The amendments also added a liquidity covenant, which will remain in effect through the earlier of the end of the covenant waiver period or until the financial covenants are in compliance using the definitions and requirements prior to the amendments. The amendments impose limitations during the waiver period on acquisitions, additional indebtedness, share repurchases, as well as certain required prepayments following dispositions, equity or debt issuances. Additionally, the lenders have received a secured interest in certain unencumbered assets through the waiver period. The amendments provide for flexibility to complete planned capital spending, including spending for tenant allowances and redevelopment projects. In relation to distributions, the amendments permit distributions of taxable income in accordance with our partnership agreement and REIT qualification requirements and the ability to continue dividend payments for our 6.5% Series J Preferred Stock and 6.25% Series K Preferred Stock. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan.

Through the covenant compliance date, our primary unsecured revolving line of credit will bear interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee; our $275 million unsecured term loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.80%; and our $250 million unsecured term loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.90%.

In connection with the August 2018 financing at International Market Place, TRG provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250 million loan is interest only during the initial three year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of June 30, 2020 was $0.5 million. We believe the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by a UJV, TRG provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of June 30, 2020, the interest rate swap was a $3.7 million liability and accrued but unpaid interest was $0.2 million. We believe the likelihood of a payment under the guarantee to be remote.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Noncontrolling Interests

Redeemable Noncontrolling Interests

Former Taubman Asia President

In September 2019, we reacquired René Tremblay's (the Former Taubman Asia President's) remaining 5% ownership interest in Taubman Asia for $6.0 million, which included the return of the $2.0 million previously contributed by the Former Taubman Asia President in connection with the prior repurchase transaction.

The Former Taubman Asia President had an ownership interest in Taubman Asia, which entitled him to 5% of Taubman Asia's dividends, with 85% of his dividends relating to investment activities withheld during his tenure as Taubman Asia President. These withholdings would have continued until he contributed and maintained his capital consistent with his percentage ownership interest, including all capital funded by TRG for Taubman Asia's operating and investment activities subsequent to the Former Taubman Asia President obtaining his ownership interest. TRG had a preferred investment in Taubman Asia to the extent the Former Taubman Asia President had not yet contributed capital commensurate with his ownership interest. The $6.0 million acquisition price for the ownership interest represented the fair value of the ownership interest less the amount required to return TRG's preferred interest. The 5% ownership interest became puttable in 2019.

Prior to the acquisition, we determined that the Former Taubman Asia President's ownership interest in Taubman Asia qualified as an equity award, considering its specific redemption provisions, and accounted for it as a contingently redeemable noncontrolling interest. We presented as temporary equity at each balance sheet date an estimate of the redemption value of the ownership interest, which was classified as Level 3 of the fair value hierarchy. Adjustments to the redemption value were recorded through equity.

In September 2016, we announced the appointment of Peter Sharp as president of Taubman Asia, succeeding the Former Taubman Asia President effective January 1, 2017. Peter Sharp also had an ownership interest in Taubman Asia, which entitled him to 3% of Taubman Asia's dividends for investment activities undergone by Taubman Asia subsequent to him obtaining his ownership interest, with all of his dividends being withheld as contributions to capital. Peter Sharp resigned from Taubman Asia effective October 2019. Upon resignation, Peter Sharp's ownership interest in Taubman Asia was assigned to us.

International Market Place

We own a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation and no right to contribute capital. We are entitled to a preferential return on our capital contributions. We have the right to purchase the joint venture partner's interest and the joint venture partner has the right to require us to purchase the joint venture partner's interest annually. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, we account for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both June 30, 2020 and December 31, 2019. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interest

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Beginning Balance	$—	$7,800	$—	$7,800
Allocation of net loss		(144)		(237)
Former Taubman Asia President adjustment of redeemable equity		(1,800)		(1,800)
Adjustments of redeemable noncontrolling interest		144		237
Ending Balance	$—	$6,000	$—	$6,000

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of June 30, 2020 and December 31, 2019 included the following:

	2020	2019
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(151,371)	$(153,343)
Noncontrolling interests in partnership equity of TRG	(42,423)	(13,840)
	$(193,794)	$(167,183)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended June 30, 2020 and 2019 included the following:

	Three Months Ended June 30
	2020	2019
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	$300	$976
Noncontrolling share of income of TRG	(13,811)	3,408
	$(13,511)	$4,384
Redeemable noncontrolling interest:		(144)
	$(13,511)	$4,240

Net income (loss) attributable to the noncontrolling interests for the six months ended June 30, 2020 and 2019 included the following:

	Six Months Ended June 30
	2020	2019
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	1,323	$2,498
Noncontrolling share of income of TRG	(4,601)	10,209
	$(3,278)	$12,707
Redeemable noncontrolling interest:		(237)
	$(3,278)	$12,470

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in TCO’s ownership interest in consolidated subsidiaries on TCO’s equity for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30
	2020	2019
Net income (loss) attributable to TCO common shareholders	$(14,197)	$21,356
Transfers (to) from the noncontrolling interest:
Increase (decrease) in TCO’s paid-in capital for adjustments of noncontrolling interest (1)	(248)	57,500
Net transfers (to) from noncontrolling interests	(248)	57,500
Change from net income (loss) attributable to TCO and transfers (to) from noncontrolling interests	$(14,445)	$78,856

(1)
In 2020 and 2019, adjustments of the noncontrolling interest were made as a result of changes in our ownership of TRG in connection with our share-based compensation under employee and director benefit plans (Note 8) and issuances of common stock pursuant to the Continuing Offer (Note 9). In 2019, adjustments of noncontrolling interest were made in connection with the accounting for the Former Taubman Asia President's redeemable ownership interest and issuance of TRG Units for the acquisition of The Gardens Mall (Note 2).

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At June 30, 2020, we held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $152 million at June 30, 2020, compared to a book value of $(151.4) million that is classified in Noncontrolling Interests on our Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's net asset value. The property's net asset value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, we had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan			Total Swapped Rate on Loan			Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.55%		(1)	3.69%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.55%		(1)	3.69%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.55%		(1)	3.69%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.55% /	1.38%	(1)	3.69% /	3.51%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	125,000	3.02%	1.60%		(2)	4.62%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	75,000	3.02%	1.60%		(2)	4.62%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	3.02%	1.60%		(2)	4.62%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	1.40%			3.49%			March 2024
UJVs:
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	156,734	1.83%	1.75%			3.58%			December 2021
Receive variable (LIBOR) USD/pay-fixed Korean Won (KRW) cross-currency interest rate swap (5)	17.15%	52,065 USD / 60,500,000 KRW	1.52%	1.60%			3.12%			September 2020

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

We expect that approximately $15.0 million of AOCI of TCO and the noncontrolling interests will be reclassified from AOCI and recognized as an increase in expense in the following 12 months.

The following tables present the effect of derivative instruments on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30			Three Months Ended June 30
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$922	$(8,808)	Interest Expense	$(2,869)	$(72)
Interest rate contracts – UJVs	124	(1,075)	Equity in Income (Loss) of UJVs	(263)	132
Cross-currency interest rate contract – UJV	48	(73)	Equity in Income (Loss) of UJVs	(154)	363
Total derivatives in cash flow hedging relationships	$1,094	$(9,956)		$(3,286)	$423

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30			Six Months Ended June 30
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(14,623)	$(14,524)	Interest Expense	$(4,080)	$766
Interest rate contracts – UJVs	(1,440)	(1,700)	Equity in Income (Loss) of UJVs	(294)	269
Cross-currency interest rate contract – UJV	6	(43)	Equity in Income (Loss) of UJVs	320	811
Total derivatives in cash flow hedging relationships	$(16,057)	$(16,267)		$(4,054)	$1,846

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record all derivative instruments at fair value on our Consolidated Balance Sheet. The following table presents the location and fair value of our derivative financial instruments as reported on our Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019.

		Fair Value
	Consolidated Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Asset derivatives:
Cross-currency interest rate contract - UJV	Investment in UJVs	$258
Total assets designated as hedging instruments		$258	$—

Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(30,043)	$(15,419)
Interest rate contract – UJV	Investment in UJVs	(1,852)	(412)
Cross-currency interest rate contract – UJV	Investment in UJVs		(91)
Total liabilities designated as hedging instruments		$(31,895)	$(15,922)

Contingent Features

Our outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on TRG's indebtedness. As of June 30, 2020, we are not in default on any indebtedness that would trigger a credit-risk-related default on our current outstanding derivatives.
As of June 30, 2020 and December 31, 2019, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $31.9 million and $15.9 million, respectively. As of June 30, 2020 and December 31, 2019, we were not required to post any collateral related to these agreements. If we breached any of these provisions we would be required to settle our obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to Share-Based Compensation Agreements Following Completion of Merger

Certain terms of our existing share-based compensation programs will change following the completion of Simon's pending acquisition of TCO, if the acquisition is consummated per the terms of the Merger Agreement. See Note 1 for more information on the status of the Merger Agreement. At the REIT Merger Effective Time, (1) each outstanding restricted stock unit award of TCO (each, a RSU) and each outstanding performance stock unit award (each, a PSU) granted under the 2008 Omnibus Plan and 2018 Omnibus Plan (Taubman Stock Plans) that vest in accordance with its terms in connection with the closing of the merger will automatically convert into the right to receive the Common Stock Merger Consideration; (2) each outstanding RSU and PSU that is not eligible to vest in accordance with its terms at the REIT Merger Effective Time will be converted into a cash substitute award to be paid (A) with respect to any such award granted prior to 2020, in accordance with the same service-vesting schedule that applied to the original RSU or PSU award and (B) with respect to any such award granted in 2020, in accordance with the same vesting schedule (including performance-vesting conditions) that applied to the original RSU or PSU award; (3) each outstanding share of deferred TCO Common Stock (each, a TCO DSU) granted under the Taubman Stock Plans will be converted into the right to receive the Common Stock Merger Consideration, and (4) each dividend equivalent right granted in tandem with any RSU or PSU (each, a TCO DER) will be treated in the same manner as the outstanding RSU or PSU to which such TCO DER relates.

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

Expensed and Capitalized Costs

The compensation cost charged to income for our share-based compensation plans was $2.0 million and $3.9 million for the three and six months ended June 30, 2020, respectively. The compensation cost charged to income for our share-based compensation plans was $2.0 million and $4.2 million for the three and six months ended June 30, 2019, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019.

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

Summaries of Activity for the Six Months Ended June 30, 2020

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	22,411	$54.73
Units recovered and cancelled (1)	(58)	57.84
Vested and converted (2)	(14,199)	57.84
Outstanding at June 30, 2020	8,154	$49.29

(1)
This reflects the recovery and cancellation of previously granted Restricted TRG Profits Units, which vested on March 1, 2020, as a result of the actual cash distributions made during the vesting period.

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which vested on March 1, 2020, and had previously satisfied certain tax–driven requirements.

As of June 30, 2020, there was $0.1 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.7 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	50,420	$22.81
Units recovered and cancelled (1)	(27,318)	23.14
Vested and converted (2)	(4,757)	23.14
Outstanding at June 30, 2020	18,345	$22.22

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

As of June 30, 2020, there was $0.1 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.7 years.

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	50,420	$2.99
Units recovered and cancelled (1)	(32,075)	—
Outstanding at June 30, 2020	18,345	$8.21

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

As of June 30, 2020, there was less than $0.1 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.7 years.

TSR - Based Performance Share Units

	Number of TSR PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	29,375	$82.95
Vested (1)	(2,492)	79.60
Outstanding at June 30, 2020	26,883	$83.26

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

As of June 30, 2020, there was $0.9 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 1.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	29,375	$40.95
Granted	31,318	43.24
Vested (1)	(2,492)	—
Outstanding at June 30, 2020	58,201	$43.94

(1)
The actual number of shares of common stock issued upon vesting on March 1, 2020 was zero. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which NOI was achieved during the performance period.

As of June 30, 2020, there was $1.7 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

Restricted Share Units

	Number of RSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	179,846	$57.73
Granted	84,352	47.07
Vested	(41,974)	67.05
Forfeited	(1,681)	56.55
Outstanding at June 30, 2020	220,543	$51.89

As of June 30, 2020, there was $6.0 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.9 years.

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

Based on a market value at June 30, 2020 of $37.76 per share for our common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $0.9 billion. The purchase of these interests at June 30, 2020 would have resulted in us owning an additional 28% interest in TRG.

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

Simon Merger Agreement Litigation

In connection with the Merger Agreement for Simon and the Simon Operating Partnership to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG (Note 1), on June 10, 2020, Simon and the Simon Operating Partnership filed the Simon Complaint (Case Number 2020-181675-CB) in the Court seeking a declaration that they validly terminated the Merger Agreement and that they are not required to close the transaction contemplated by the Merger Agreement, and requesting an award of unspecified damages for our alleged breaches of the Merger Agreement. In the Simon Complaint, Simon and the Simon Operating Partnership allege that we have suffered a Material Adverse Effect under the Merger Agreement due to the effects of the COVID-19 pandemic, and that we breached the covenants in the Merger Agreement governing the conduct of our business in the ordinary course. On June 17, 2020, we filed our answer to the Simon Complaint and a counterclaim for a judgment enforcing specifically the performance by Simon, the Simon Operating Partnership, and their subsidiaries of their obligations under the Merger Agreement, including their obligation to consummate the transaction, or, in the alternative, a judgment for declaratory relief and for damages caused by their willful breach of the Merger Agreement.

See Note 1 for further detail of the status of the transaction and related litigation.

We are vigorously defending the claims and prosecuting our counterclaim. While we believe that the allegations made in the complaint are without merit, there can be no assurance that we will be successful in the outcome of any proceeding related to the complaint or any other lawsuits that may be brought against us in the future in connection with the transaction. An unfavorable outcome in this lawsuit may delay or prevent the transaction from being completed, which may have an adverse effect on our shareholders.

Additionally, several shareholders have filed complaints against us and our directors, stating claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78n(a), 78t(a), and U.S. Securities and Exchange Commission (SEC) Rule 14a-9, based on certain alleged misstatements or omissions in a proxy statement filed with the SEC concerning our proposed transaction with Simon. We are attempting to resolve all of these complaints and have tendered these complaints to our insurance carrier. The outcome of the actions cannot be predicted, and, at this time, we are unable to estimate the amount of loss that could result from unfavorable outcomes. As such, as of June 30, 2020, no contingent liability was recorded.

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

The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the three and six months ended June 30, 2019. There were no insurance proceeds received during the three or six months ended June 30, 2020:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019

		(in thousands)
Business interruption insurance recoveries	Nonoperating Income (Expense)	$4,531		$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)		(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income (Expense)	182		185
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)	2,000	(2)
Gain on insurance recoveries	Nonoperating Income (Expense)	1,418		1,418

(1)	Represents amounts recognized in prior periods that were credited back to tenants upon receipt of business interruption claim proceeds.

(2)	Represents reduction of depreciation expense recorded in June 2019 for proceeds received in final settlement of insurance claim, which offset the original deductible expensed in 2017.

Other

See Note 5 for TRG's guarantees of certain notes payable, including guarantees relating to UJVs, Note 6 for contingent features relating to certain joint venture agreements, Note 7 for contingent features relating to derivative instruments, and Note 8 for obligations under existing share-based compensation plans.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share amounts are based on the weighted average of common shares outstanding for the respective periods. Diluted earnings (loss) per common share amounts are based on the weighted average of common shares outstanding plus the dilutive effect of potential common stock. Potential common stock includes outstanding TRG Units exchangeable for common shares under the Continuing Offer (Note 9), TSR PSU, NOI PSU, Restricted and Performance-based TRG Profits Units, RSU, deferred shares under the Non-Employee Directors’ Deferred Compensation Plan, and unissued TRG Units under a unit option deferral election (Note 8). In computing the potentially dilutive effect of potential common stock, TRG Units are assumed to be exchanged for common shares under the Continuing Offer, increasing the weighted average number of shares outstanding. The potentially dilutive effects of TRG Units outstanding and/or issuable under the unit option deferral elections are calculated using the if-converted method, while the effects of other potential common stock are calculated using the treasury method. Contingently issuable shares are included in diluted earnings per common share based on the number of shares, if any, which would be issuable if the end of the reporting period were the end of the contingency period.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income (loss) attributable to TCO common shareholders (Numerator):
Basic	$(34,069)	$6,259	$(14,197)	$21,356
Impact of additional ownership of TRG		7		28
Diluted	$(34,069)	$6,266	$(14,197)	$21,384

Shares (Denominator) – basic	61,590,226	61,171,614	61,419,931	61,147,947
Effect of dilutive securities		168,311		206,481
Shares (Denominator) – diluted	61,590,226	61,339,925	61,419,931	61,354,428

Earnings (loss) per common share – basic	$(0.55)	$0.10	$(0.23)	$0.35
Earnings (loss) per common share – diluted	$(0.55)	$0.10	$(0.23)	$0.35

The calculation of diluted earnings per common share in certain periods excluded certain potential common stock including outstanding TRG Units and unissued TRG Units under a unit option deferral election, both of which may be exchanged for common shares of TCO under the Continuing Offer. The table below presents the potential common stock excluded from the calculation of diluted earnings per common share as they were anti-dilutive in the period presented. Potentially dilutive securities were excluded from the computation of EPS for the three and six months ended June 30, 2020 because they were anti-dilutive due to net losses in these periods.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Weighted average noncontrolling TRG Units outstanding	3,311,571	6,040,239	3,427,598	5,094,653
Unissued TRG Units under unit option deferral elections	871,262	871,262	871,262	871,262

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
We owned zero Simon common shares as of both June 30, 2020 and December 31, 2019. In January 2019, we sold our remaining investment in 290,124 Simon common shares at an average price of $179.52 per share. Proceeds from the sale were used to pay down our revolving lines of credit.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of June 30, 2020 Using		Fair Value Measurements as of December 31, 2019 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$11,301		$11,213
Total assets	$11,301	$—	$11,213	$—

Derivative interest rate contracts (Note 7)		$(30,043)		$(15,419)
Total liabilities		$(30,043)		$(15,419)

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

We own interests in various strategic partnerships that are not displayed in the above table as the fair value of such ownership interests is inconsequential. During the three and six months ended June 30, 2020, one of these partnerships was sold resulting in a $1.5 million write down of our investment which was recorded within Nonoperating Income (Expense) within our Consolidated Statement of Operations and Comprehensive Income (Loss).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at June 30, 2020 and December 31, 2019, we employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at June 30, 2020 and December 31, 2019 were as follows:

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$3,900,937	$4,125,455	$3,710,327	$3,753,531

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at June 30, 2020 by $136.6 million or 3.3%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the six months ended June 30, 2020 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2020	$(18,953)	$(20,050)	$(39,003)	$(8,176)	$4,197	$(3,979)
Other comprehensive income (loss) before reclassifications	(7,948)	(14,128)	(22,076)	(1,672)	(5,983)	(7,655)
Amounts reclassified from AOCI		2,848	2,848		1,206	1,206
Net current period other comprehensive income (loss)	$(7,948)	$(11,280)	$(19,228)	$(1,672)	$(4,777)	$(6,449)
Partial disposition of ownership interest in UJV	3,999		3,999			—
Adjustments due to changes in ownership	(105)	54	(51)	105	(54)	51
June 30, 2020	$(23,007)	$(31,276)	$(54,283)	$(9,743)	$(634)	$(10,377)

Changes in the balance of each component of AOCI for the six months ended June 30, 2019 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2019	$(16,128)	$(9,248)	$(25,376)	$(6,569)	$8,363	$1,794
Other comprehensive income (loss) before reclassifications	(7,341)	(10,072)	(17,413)	(3,170)	(4,349)	(7,519)
Amounts reclassified from AOCI		(1,289)	(1,289)		(557)	(557)
Net current period other comprehensive income (loss)	$(7,341)	$(11,361)	$(18,702)	$(3,170)	$(4,906)	$(8,076)
Adjustments due to changes in ownership	275	(351)	(76)	(275)	351	76
June 30, 2019	$(23,194)	$(20,960)	$(44,154)	$(10,014)	$3,808	$(6,206)

The following table presents reclassifications out of AOCI for the six months ended June 30, 2020:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on our Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses (gains) on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$4,080	Interest Expense
Realized loss on interest rate contracts - UJVs	294	Equity in Income (Loss) of UJVs
Realized gain on cross-currency interest rate contract - UJV	(320)	Equity in Income (Loss) of UJVs
Total reclassifications for the period	$4,054

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the six months ended June 30, 2019:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on our Consolidated Statement of Operations and Comprehensive Income (Loss)
Gains on interest rate instruments and other:
Realized gain on interest rate contracts - consolidated subsidiaries	$(766)	Interest Expense
Realized gain on interest rate contracts - UJVs	(269)	Equity in Income (Loss) of UJVs
Realized gain on cross-currency interest rate contract - UJV	(811)	Equity in Income (Loss) of UJVs
Total reclassifications for the period	$(1,846)

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the six months ended June 30, 2020 and 2019, net of amounts capitalized of $3.2 million and $4.4 million, respectively, was $66.6 million and $72.2 million, respectively. Income taxes paid for the six months ended June 30, 2020 and 2019 were $0.8 million and $0.8 million, respectively. Cash paid for operating leases for both the six months ended June 30, 2020 and 2019 was $7.2 million. Other non-cash additions to properties during the six months ended June 30, 2020 and 2019 were $65.3 million and $89.8 million, respectively, and primarily represent accrued construction and tenant allowance costs. In connection with the adoption of ASC Topic 842, "Leases", we recorded $178.1 million of operating lease right-of-use assets as of January 1, 2019, which were classified as non-cash investing activities. In April 2019, we issued 1.5 million TRG Units as partial consideration for the acquisition of The Gardens Mall, which were valued at $79.3 million as of the acquisition date.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Consolidated Balance Sheet that sum to the total of the same such amounts shown on our Consolidated Statement of Cash Flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$240,808	$102,762
Restricted cash	655	656
Total Cash, Cash Equivalents, and Restricted Cash shown on our Consolidated Statement of Cash Flows	$241,463	$103,418

Restricted Cash

We are required to escrow cash balances for specific uses stipulated by certain of our lenders and other various agreements. As of June 30, 2020 and December 31, 2019, our cash balances restricted for these uses were $0.7 million for both periods.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2020, the FASB issued interpretive guidance related to the accounting for lease concessions provided as a result of the COVID-19 pandemic. The guidance permits entities to elect not to apply lease modification accounting with respect to such lease concessions and instead treat the concession as if it were a part of the existing contract. This guidance is only applicable to lease concessions granted as a result of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have made this election for leases with tenants that have reached agreement with us for lease concessions in the form of payment deferrals. We have determined that we will not make this election for leases with tenants that have reached agreement with us for abatement concessions.

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

On February 9, 2020, TCO and TRG (the Taubman Parties) entered into an Agreement and Plan of Merger (the Merger Agreement) for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG. Under the Merger Agreement, Simon, through its operating partnership, Simon Property Group, L.P. (the Simon Operating Partnership), would acquire all of TCO’s common stock (other than certain shares of excluded common stock) for $52.50 per share in cash and certain members of the Taubman Family (including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the Estate of A. Alfred Taubman) would retain certain of their TRG interests so that they remain a 20% partner in TRG and would sell their remaining ownership interest in TRG for $52.50 per share in cash. For additional information regarding the merger, see our other filings made with the SEC, which are available on the SEC’s website at www.sec.gov; provided, that the content of such website is not incorporated herein by reference.

On June 10, 2020, Simon and the Simon Operating Partnership filed a complaint (the Simon Complaint, captioned, Simon Property Group, Inc. and Simon Property Group, L.P. v. Taubman Centers, Inc. and Taubman Realty Group, L.P., Case No. 2020-181675-CB, in the State of Michigan Circuit Court for the Sixth Judicial Circuit (Oakland County) (the Court), seeking a declaratory judgment that, among other things, the Taubman Parties had suffered a Material Adverse Effect (as defined in the Merger Agreement) and had breached our covenant in the Merger Agreement to use commercially reasonable efforts to operate in the ordinary course of business, and, as a result, Simon’s purported termination of the Merger Agreement was valid. On June 17, 2020, the Taubman Parties filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Answer and Counterclaim) in response to the Simon Complaint, which added Silver Merger Sub 1, LLC and Silver Merger Sub 2, LLC (with Simon and the Simon Operating Partnership, the Simon Parties) as counterclaim defendants. In the Taubman Answer and Counterclaim, we deny that we had suffered a Material Adverse Effect or that we had breached our covenant to use commercially reasonable efforts to operate in the ordinary course of business consistent with past practices, and therefore, the Merger Agreement could not be terminated by the Simon Parties. Additionally, in the Taubman Answer and Counterclaim, the Taubman Parties ask the Court to enter a judgment of specific performance, compelling the Simon Parties to comply with their obligations under the Merger Agreement and consummate the transaction. Additionally, the Taubman Parties seek a declaratory judgment that, due to the Simon Parties’ repudiation and material breach of the Merger Agreement by delivering the Purported Termination Notice and failing to use reasonable best efforts to consummate the transaction, the Taubman Parties have the right to seek damages, including based on the loss of the premium offered to our equity holders.

On June 25, 2020, we held a special meeting of shareholders, at which shareholders approved and adopted the Merger Agreement. Approximately 99.7% of the shares voted were in favor of the Merger Agreement and the transaction, which constitutes approximately 84.7% of the outstanding shares entitled to vote. The shareholder approval satisfied the final condition precedent to the closing of the transaction (other than those conditions that by their nature are to be satisfied at closing or by Simon). Simon did not consummate the transaction on June 30, 2020, despite their contractual obligation to do so.

On June 23, 2020, the Court ordered that the case be referred to facilitative mediation to be completed by July 31, 2020. Discovery was ordered to commence immediately, and the case was ordered to be trial ready by mid-November 2020. Facilitative mediation has not resulted in a settlement as of the date hereof.

On July 31, 2020, the Court held a case management conference, at which time it scheduled trial to begin on November 16, 2020.

Refer to "Note 9 - Commitments and Contingencies - Simon Merger Agreement Litigation" to our consolidated financial statements for further discussion related to the ongoing litigation with Simon and the additional shareholder litigation brought against us.

The comparability of information used in measuring performance is affected by the acquisition of a 48.5% interest in The Gardens Mall in April 2019 (see "Results of Operations - The Gardens Mall Acquisition") and the ongoing redevelopment and tenant replacement activity, including the consolidation of the Macy's Men's space into the Macy's space in 2020, at Beverly Center. Additional "comparable center" statistics are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2019 have been restated to include comparable centers to 2020. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria, which occurred in 2017, given that the center's performance has been and is expected to continue to be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan"). Stamford Town Center has also been excluded from "comparable center" statistics as the center is currently being marketed for sale (see "Results of Operations - Stamford Town Center"). Further, Taubman Prestige Outlets Chesterfield has been excluded from "comparable center" statistics due to the sale of the center during the three months ended March 31, 2020 (see "Results of Operations - Redevelopment Agreement for Taubman Prestige Outlets Chesterfield").

Current Operating Trends

COVID-19 Pandemic Portfolio Impact

In response to the COVID-19 pandemic, we temporarily closed most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all of our U.S. centers had reopened and a substantial majority of stores had reopened with restrictions in place to ensure compliance with all local, state, and federal laws and mandates to help ensure the health and safety of communities we serve. However, in mid-July 2020, two of our centers in California were ordered to temporarily close again amid rising cases of COVID-19. If the U.S. continues to see prolonged or increased cases of COVID-19 infection, the risk of government mandated restrictions may rise, which could require other centers to close again.

In Asia, our three operating centers experienced varying levels of disruption due to the COVID-19 pandemic. CityOn.Xi'an was closed for about a month in February, CityOn.Zhengzhou was closed for 10 days in February, and Starfield Hanam never closed. About 90 percent of tenants had reopened by the end of April, and today, nearly all tenants are open following approval for cinemas to reopen in China on July 20, 2020. Total mall tenant sales in Asia have recovered, as May and June sales volumes were near 2019 levels.

The operations and results of both our U.S. and Asia shopping centers have been and could continue to be adversely impacted by the COVID-19 pandemic as described above. Mall tenant sales were adversely impacted at our U.S. shopping centers during the six months ended June 30, 2020 as a result of the COVID-19 pandemic and the aforementioned center closures. Additionally, the Rental Revenues, and therefore Net Operating Income (NOI) of our centers, were also adversely affected by the COVID-19 pandemic, primarily due to the increase in uncollectible tenant revenues during three and six months ended June 30, 2020. We assess collectibility of receivables on a tenant by tenant basis considering the tenant’s payment history, credit-worthiness, aging of the receivable, the tenant's operating performance and other factors. When tenants are deemed uncollectible, their existing receivables are written off (including straight-line revenue receivables) and they are transitioned to a cash basis for revenue recognition. Uncollectible tenant revenues are an estimate based on our assessment of revenues billed that may not result in collection, however we will continue our efforts to collect past due amounts. As such, the impact of the COVID-19 pandemic on our rental revenues in the future cannot be predicted at this point in time.

In relation to cash collections and our increased accounts receivable balance, as a result of the COVID-19 pandemic, we have received requests from many tenants for rent abatement or rent deferral. A substantial amount of our rental revenue receivables for the three months ended June 30, 2020 currently remain outstanding and are under negotiation. Additionally, between April and July 2020, collections have continued to increase each month and we have seen a substantial increase in collections for July, corresponding with the reopening of our shopping centers. Collections are expected to continue to increase if modifications or deferrals are executed and as conditions improve. Further, if deferrals are agreed upon, collections in future periods could be significantly higher due to the payment of accumulated deferred amounts along with current amounts due.

We are evaluating tenant requests and negotiating with tenants on an individual basis based on each tenant's unique financial and operating situation, however we do not believe all tenant requests will result in the modification of current agreements. Our negotiations are primarily focused on rent deferrals, however they could result in rent abatements in certain circumstances. While we have agreed to certain rent deferrals and a small number of abatements, discussions with our tenants remain ongoing and may result in further rent deferrals or lease modifications, as we deem appropriate on an individual basis based on each tenant’s unique financial and operating situation.

As a result of the uncertainty surrounding the impacts of the COVID-19 pandemic as well as the timing of the general economy’s stabilization and recovery, collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As such, the impact of the COVID-19 pandemic on our rental revenues, cash provided by operating activities, and accounts receivable in the future cannot be predicted at this point in time.

As an owner of 24 real estate properties, our revenues are primarily derived from rents and recoveries from our shopping center tenants. We have and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants, however, we are unable to predict the full magnitude of the pandemic and its effect on our future results of operations, financial condition, cash flows, and liquidity due to uncertainties related to the impact of the COVID-19 pandemic on our business, the industry, and the global economy.

In early March 2020, we began implementing several liquidity enhancement initiatives in response to the COVID-19 pandemic. We decided to defer significant planned capital expenditures at our U.S. shopping centers to future periods. Refer to "Liquidity and Capital Resources - 2020 Planned Capital Spending Update" for further details on these reductions. We continue to expect our beneficial share of operating expenses to be reduced by approximately $10 million for the year. Further, as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted on March 27, 2020 in response to the COVID-19 pandemic, our taxable REIT subsidiary was able to carry back additional net operating losses, resulting in a $1.9 million income tax benefit related to the carryback during the six months ended June 30, 2020.

In late March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of June 30, 2020. As of June 30, 2020, we had a consolidated cash balance of $240.8 million, which is available to be used for temporary working capital needs and general corporate purposes in the future. Refer to "Liquidity and Capital Resources - Cash and Revolving Lines of Credit" for further information regarding our revolving line of credit terms and remaining borrowing capacity.

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments. Although we are currently able to meet our financial covenants, and expect to be able to meet our liquidity covenant during the covenant waiver period, for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan, there is no assurance that we will continue to be able to do so, even with the additional flexibility provided by the amendments.

Additionally, during the three months ended June 30, 2020, we completed modifications of loans for three of our shopping centers to defer certain interest and principal payments due through September 2020 to future months in 2020 and 2021. In addition, the principal amortization that was originally scheduled to begin in August 2020 for one of these loans has been deferred to August 2021 (see "Liquidity and Capital Resources - COVID-19 Pandemic Liquidity Impact").

Further, for the three months ended June 30, 2020, we did not declare a quarterly dividend on our common stock or pay any monthly distributions to participating securities of TRG (see "Liquidity and Capital Resources - Dividends").

Taken together, these actions have provided significant incremental liquidity to operate through this period of disruption. Despite the actions we have taken and intend to take to mitigate the impact of the COVID-19 pandemic to our business, the extent to which the COVID-19 pandemic will continue to adversely impact our operations, financial condition, results of operations, and liquidity in the future, and those of our tenants and anchors, will depend on future actions and outcomes, which remain highly uncertain and cannot be predicted, including (1) the severity and duration of the COVID-19 pandemic and its impact, as well as the general economy’s stabilization and recovery, (2) the actions taken to contain the pandemic or mitigate its impact, and (3) the direct and indirect economic and financial market effects of the pandemic and containment measures, among others. For further information regarding the potential impact of the COVID-19 pandemic on our business, financial statements, liquidity, and stock price, refer to "Part II, Item 1A. Risk Factors."

General Operating Trends

Prior to the COVID-19 pandemic, the U.S. shopping center industry already had been facing challenges and turbulence in recent years as it continued to evolve rapidly. Across the industry, department store sales weakened and their ability to drive traffic substantially decreased, resulting in increased store closures, with mature mall tenants and anchors rationalizing square footage and being highly selective in opening new stores.

Bankruptcy filings by our mall tenants have recently been elevated, and during the six months ended June 30, 2020, 3.2% of the total number of tenant leases filed for bankruptcy, as compared to 2.7% of tenant leases for the year ended December 31, 2019. Tenants that filed for bankruptcy during the six months ended June 30, 2020 accounted for 3.9% of Mall gross leasable area (GLA). In July 2020, an additional group of tenants accounting for 2.5% of the total number of tenant leases and 3.3% of Mall GLA also filed for bankruptcy and their associated receivable balances were therefore deemed uncollectible for the six months ended June 30, 2020. Additionally, while excluded from the preceding statistics, during the six months ended June 30, 2020, department stores JCPenney and Neiman Marcus filed for bankruptcy. As of June 30, 2020, JCPenney and Neiman Marcus accounted for an aggregate of nine anchor or major locations in our centers. Typically, many anchors own their stores and, in general, those anchors that lease their stores do so at rates substantially lower than those in effect for mall tenants. In 2019, bankruptcies included Forever 21, one of our largest mall tenants, who accounted for 3.6% of Mall GLA as of June 30, 2020.

General retail headwinds have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unexpected terminations. Additionally, the impact of the COVID-19 pandemic has impeded and may continue to prolong the recovery of the U.S. shopping center and retail industries.

Tenant Sales and Occupancy Costs

Mall tenants at our U.S. comparable centers reported an 41.6% decrease in mall tenant sales per square foot in the second quarter of 2020 from the same period in 2019. In light of the U.S. center closures, mall tenant sales per square foot, normally a key metric, is not meaningful in the quarter. For the six months ended June 30, 2020, our comparable mall tenant sales per square foot decreased 25.7% from the comparable period in 2019. For the trailing 12-month period ended June 30, 2020, tenant sales per square foot at our U.S. comparable centers were $866, a 9.4% decrease from $956 for the trailing 12-month period ended June 30, 2019. In 2020, tenant sales were adversely impacted by the COVID-19 pandemic, and the comparison to the prior year period was impacted by strong sales in 2019 from Tesla related to their Model 3 deliveries.

Over the long term, the level of mall tenant sales remains the single most important determinant of revenues of the shopping centers because mall tenants provide approximately 90% of these revenues and mall tenant sales determine the amount of rent and overage rent (together, mall tenant occupancy costs) that mall tenants can afford to pay. However, levels of mall tenant sales can be considerably more volatile in the short run than total occupancy costs, and may be impacted significantly, either positively or negatively, by the success or lack of success of a small number of tenants or even a single tenant. Additionally, mall tenant sales have been and could continue to be adversely affected by the COVID-19 pandemic due to store closures in the near term, and potentially in the long-term to the extent it significantly and adversely impacts mall traffic and consumer behavior, as well as the desirability of shopping, dining, and entertaining at malls (particular our large, enclosed malls) compared to other alternatives.

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

Mall tenant occupancy costs (Rental Revenues and Overage Rents excluding lease cancellation income and uncollectible tenant revenues) as a percentage of sales in our U.S. Consolidated Businesses and UJVs are as follows:

	Trailing 12-Months Ended June 30 (1)
	2020	2019
U.S. Consolidated Businesses	17.2%	13.5%
U.S. UJVs	14.0	11.9
Combined U.S. Centers	15.7	12.7

(1)	Based on reports of sales furnished by mall tenants of all U.S. centers reported during that period.

Occupancy and Leased Space

U.S. mall tenant ending occupancy and leased space statistics as of June 30, 2020 and 2019 are as follows:

	2020 (1)	2019 (1)
Ending occupancy - all U.S. centers	89.8%	91.0%
Ending occupancy - U.S. comparable centers	91.5	91.8
Leased space - all U.S. centers	91.9	94.0
Leased space - U.S. comparable centers	93.8	94.9

(1) Occupancy and leased space statistics include temporary in-line tenants (TILs) and anchor spaces at value and outlet centers (Dolphin Mall and Great Lakes Crossing Outlets).

The difference between leased space and occupancy is that leased space includes spaces where leases have been signed but the tenants are not yet open. The occupancy statistic represents those spaces upon which we are currently collecting rent from mall tenants. The spread between U.S. comparable center leased space and occupied space, at 2.3% this quarter, is consistent with our history of 1% to 3% in the second quarter.

Although our occupancy and leased space statistics have not substantially decreased, there have been elevated bankruptcy filings in 2020 (see "Current Operating Trends - General Operating Trends") and more are expected in the future as a result of the impact of the COVID-19 pandemic on the economy and our tenants' businesses, financial performance, and liquidity, which could have an adverse effect on our business, financial statements, and liquidity.

Average and Base Rent Per Square Foot

As leases have expired in our centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Although average rent per square foot is down during the three and six months ended June 30, 2020 as compared to 2019 due to the restructuring of our leases with Forever 21 related to their bankruptcy filing in 2019 and reduced sales-based rent as a result of the shopping center closures due to the COVID-19 pandemic, generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline, as occurred in the second quarter of 2020, or we may execute shorter lease terms, as tenants' expectations of future growth become less optimistic. Average and base rent per square foot have been and could continue to be adversely impacted by the COVID-19 pandemic in future periods (see "Current Operating Trends - COVID-19 Pandemic Portfolio Impact"). Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements (excluding lease cancellation income, expense recoveries, and uncollectible tenant revenues), which reflect any lease modifications, including those for rental concessions. Rental information for comparable centers in our Consolidated Businesses and UJVs follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Average rent per square foot - all U.S. comparable centers: (1)
U.S. Consolidated Businesses	$69.77	$71.75	$70.03	$71.31
U.S. UJVs	50.75	56.41	52.08	55.97
Combined U.S. Centers	60.35	64.13	61.14	63.67

(1)	Statistics exclude non-comparable centers and Asia centers.

	Trailing 12-Months Ended June 30 (1) (2)
	2020	2019
Opening base rent per square foot:
U.S. Consolidated Businesses	$61.42	$60.83
U.S. UJVs	46.32	45.49
Combined U.S. Centers	55.35	54.40
Square feet of GLA opened:
U.S. Consolidated Businesses	477,411	635,542
U.S. UJVs	320,675	458,573
Combined U.S. Centers	798,086	1,094,115
Closing base rent per square foot:
U.S. Consolidated Businesses	$69.88	$58.76
U.S. UJVs	49.82	51.69
Combined U.S. Centers	60.97	55.47
Square feet of GLA closed:
U.S. Consolidated Businesses	434,989	535,207
U.S. UJVs	347,604	464,813
Combined U.S. Centers	782,593	1,000,020
Releasing spread per square foot:
U.S. Consolidated Businesses	$(8.46)	$2.07
U.S. UJVs	(3.50)	(6.20)
Combined U.S. Centers	(5.62)	(1.07)
Releasing spread per square foot growth:
U.S. Consolidated Businesses	(12.1)%	3.5%
U.S. UJVs	(7.0)%	(12.0)%
Combined U.S. Centers	(9.2)%	(1.9)%

(1)	Statistics exclude non-comparable centers and Asia centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
(2) Opening and closing statistics exclude spaces gr
The spread between rents on openings and closings may not be indicative of future periods, as this statistic is not computed on comparable tenant spaces, and can vary significantly from period to period depending on the total amount, location, duration of the lease, and average size of tenant space opening and closing in the period. Broadly, the lower or negative releasing spread reflects the recently decelerating environment for retail and the impact of the COVID-19 pandemic, as demonstrated by lower or negative rent growth.

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions or events that affected operations during the three and six months ended June 30, 2020 and 2019, or are expected to affect operations in the future.

COVID-19 Pandemic Impact

In response to the COVID-19 pandemic, we temporarily closed most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all of our U.S. centers had reopened and a substantial majority of stores had reopened with restrictions in place to ensure compliance with all local, state, and federal laws and mandates to help ensure the health and safety of the communities we serve. During the three months ended March 31, 2020, the closure of our U.S. shopping centers did not significantly affect our financial results; however, during the three months ended June 30, 2020, the financial results of our U.S. shopping centers were adversely impacted by the COVID-19 pandemic.
In Asia, our three operating centers experienced varying levels of disruption due to the COVID-19 pandemic. CityOn.Xi'an was closed for about a month in February, CityOn.Zhengzhou was closed for 10 days in February, and Starfield Hanam never closed. Our financial results in Asia were adversely impacted for the three months ended March 31, 2020, though our share of the impact was limited due to our partial ownership interests in the centers (see "Results of Operations - Partial Dispositions of Ownership Interests (Blackstone Transactions)"). However, sales in our centers in Asia have recovered during the three months ended June 30, 2020 and are approaching 2019 levels.
Refer to "Current Operating Trends - COVID-19 Pandemic Portfolio Impact", elsewhere within "Results of Operations", and "Part II, Item 1A. Risk Factors" for further information regarding the current impact and potential future impact of the COVID-19 pandemic on our business, financial statements, liquidity, and stock price, as well as our response to mitigate the impact.

Also, as a result of the CARES Act, our taxable REIT subsidiary was able to carry back additional net operating losses, resulting in the recognition of a $1.9 million income tax benefit related to the carryback during the six months ended June 30, 2020 (see "Note 3 - Income Taxes" to our consolidated financial statements for further information).

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

Simon Common Shares Investment

In January 2019, we sold our remaining investment in 290,124 Simon common shares at an average price of $179.52 per share. Proceeds of $52.1 million from the sale were used to pay down our revolving lines of credit.

Hurricane Maria and The Mall of San Juan

The Mall of San Juan incurred significant damage from Hurricane Maria in 2017. We have received substantial insurance proceeds to cover hurricane and flood damage, as well as business and service interruption. In June 2019, we reached a final settlement with our insurer and received final payment related to our claims.

The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the three and six months ended June 30, 2019. There were no insurance proceeds received during the three or six months ended June 30, 2020:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019

		(in thousands)
Business interruption insurance recoveries	Nonoperating Income (Expense)	$4,531		$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)		(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income (Expense)	182		185
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)	2,000	(2)
Gain on insurance recoveries	Nonoperating Income (Expense)	1,418		1,418

(1) Represents amounts recognized in prior periods that were credited back to tenants upon receipt of business interruption claim proceeds.
(2) Represents reduction of depreciation expense recorded in June 2019 for proceeds received in final settlement of insurance claim, which offset the original deductible expensed in 2017.

Redevelopment Agreement for Taubman Prestige Outlets Chesterfield

In May 2018, we entered into a redevelopment agreement for Taubman Prestige Outlets Chesterfield, and all operations at the center, as well as the building and improvements, were transferred to The Staenberg Group (TSG). TSG leases the land from us through a long-term, participating ground lease. In December 2019, we determined that construction on the redevelopment was probable of commencing within the year, which would nullify our right to terminate the ground lease that was contingent on TSG commencing construction on the redevelopment within five years. Accordingly, the center was classified as held for sale as of December 31, 2019 and an impairment charge of $72.2 million was recognized in the fourth quarter of 2019, which reduced the book value of the buildings, improvements, and equipment that were transferred to zero. During the three months ended March 31, 2020, TSG began construction on the redevelopment and therefore our termination right was nullified, resulting in the sale of the center.

Stamford Town Center

Stamford Town Center is currently being marketed for sale. In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million in the fourth quarter of 2019 within Equity in Income (Loss) of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represented the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its fair value. Our fair value conclusion was based on offers received from potential buyers of the shopping center, which is currently being marketed for sale.

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

The sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou were completed in September 2019 and December 2019, respectively. In March 2020, we received an additional $0.5 million of cash proceeds from the sale of 50% of our interest in CityOn.Zhengzhou. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.5 million gain on disposition and an additional $0.5 million gain on remeasurement during the six months ended June 30, 2020.

In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net cash proceeds from the sale were $48.0 million following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. A gain of $10.6 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon the completion of the sale, we remeasured our remaining 25% interest in the shopping center to fair value, resulting in the recognition of a $13.2 million gain on remeasurement. In June 2020, we received an additional $0.4 million of cash proceeds from the sale of 50% of our interest in CityOn.Xi'an. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.4 million gain on disposition and an additional $0.4 million gain on remeasurement during the three months ended June 30, 2020.

Promote Fee Related to Starfield Hanam

In addition to the disposition of 50% of our ownership interest in Starfield Hanam, in September 2019, Blackstone also purchased the 14.7% interest in Starfield Hanam that was previously owned by our institutional joint venture partner. Our previous partnership agreement provided for a promote fee due to Taubman Asia upon the institutional partner's exit from the partnership based on performance measures under the prior agreement, which resulted in the recognition of a $4.8 million promote fee less $0.9 million of income tax expense during the third quarter of 2019. During the six months ended June 30, 2020, a $0.3 million reduction to the previously recognized promote fee and an inconsequential reduction of income tax expense were recorded within Equity in Income (Loss) of UJVs and Income Tax Benefit (Expense), respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

New Development

We have invested in a development project, Starfield Anseong, in South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, who is also our joint venture partner in Starfield Hanam. (See "Liquidity and Capital Resources - Capital Spending - New Development").

Debt Transactions

In August 2020, we extended the maturity date on our $150 million loan for The Mall at Green Hills to December 2021. The loan was previously scheduled to mature in December 2020 and commencing December 2020, the interest rate will be a variable rate equal to the greater of LIBOR plus 2.75% or 3.25%.

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. Through the covenant compliance date, our primary unsecured revolving line of credit will bear interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee; our $275 million unsecured term loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.80%; and our $250 million unsecured term loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.90%. See "Liquidity and Capital Resources - Covenant Waiver Amendments" below for further details related to the amendments.

In March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic (see "Results of Operations - COVID-19 Pandemic Portfolio Impact" and "Part II, Item 1A. Risk Factors" for further information). In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of June 30, 2020.

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
Previously, in October 2019, we exercised the final remaining one year extension option on our $150 million loan for The Mall at Green Hills to extend the maturity date to December 2020. The loan bears interest at LIBOR plus 1.45% until December 2020, which is reduced from the previous rate of LIBOR plus 1.60%.

In March 2019, we entered into a new financing arrangement for CityOn.Xi'an. See "Liquidity and Capital Resources - Other Financing Arrangements for China Projects" for further details related to this financing.

Interest Expense

The LIBOR rate has decreased significantly during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, which impacts our beneficial interest in debt that floats month to month (about 24% and 23% of our beneficial interest in debt as of June 30, 2020 and June 30, 2019, respectively) and has a greater impact due to the spending for our development and redevelopment projects previously noted. However, in 2020, the decrease in LIBOR was partially offset by increased interest expense related to the additional $350 million borrowing on our $1.1 billion primary unsecured revolving line of credit (see "Results of Operations - COVID-19 Pandemic Portfolio Impact" for further details related to the borrowing). In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of June 30, 2020. In addition, effective from March 2019 through maturity, the LIBOR rate is fixed to 3.02% on our $250 million unsecured term loan, which results in an effective interest rate in the range of 4.27% to 4.92%. This loan was previously swapped through February 2019 to an effective interest rate of 2.89% to 3.54%. Also, the LIBOR rate on $225 million of our $1.1 billion unsecured facility floats at the current LIBOR rate as the previously existing 1.65% swap matured in February 2019.

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

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The following is a comparison of our results for the three months ended June 30, 2020 and 2019, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the three months ended June 30, 2020 were $118.5 million, a $43.1 million or 26.7% decrease from the comparable period in 2019. The following impacted total revenues:

•	the decrease in rental revenues was primarily attributable to the following:

◦	an increase in uncollectible tenant revenues related to our assessment of collectibility, which was impacted by the COVID-19 pandemic;

◦	the write-off of straight-line receivables associated with tenants deemed uncollectible;

◦	the restructuring of our leases with Forever 21 due to their bankruptcy filing in 2019;

◦
a decrease in average rent per square foot, which was partially due to the aforementioned restructuring of our leases with Forever 21 as well as reduced sales-based rents recognized related to the tenant and center closures in 2020 as a result of the COVID-19 pandemic;

◦	a decrease in common area maintenance and electric expense recoveries;

◦	a decrease in lease cancellation income; and

•
the decrease in other income was primarily due to decreased food and beverage revenues of our restaurant joint venture due to the closing of the two restaurants at Beverly Center in December 2019 and the impact of the COVID-19 pandemic on our restaurants at International Market Place. Parking revenues also decreased due to reduced traffic at our centers as a result of the COVID-19 pandemic.

Total expenses for the three months ended June 30, 2020 were $159.7 million, a $4.1 million or 2.5% decrease from the comparable period in 2019. The following impacted total expenses:

•
the decrease in maintenance, taxes, utilities, and promotion expense was primarily attributable to decreased common area maintenance, electric, and promotional expenses, which were reduced as a part of our liquidity enhancement initiatives in response to the COVID-19 pandemic and due to the closures of our tenants and centers;

•
the decrease in other operating expense was primarily due to decreased food and beverage expenses of our restaurant joint venture due to the closing of the two restaurants at Beverly Center in December 2019 and the impact of the COVID-19 pandemic on our restaurants at International Market Place, as well as reduced operating expenses as a part of our liquidity enhancement initiatives in response to the COVID-19 pandemic;

•	the decrease in general and administrative expenses is primarily due to decreased overhead expenses, including reduced travel expenses as a result of the COVID-19 pandemic;

•	costs incurred in 2020 related to the Simon transaction, including transaction related advisory, diligence, legal, and tax fees;

•	a decrease in costs associated with shareholder activism, which were incurred in 2019, but not in 2020;

•
the decrease in interest expense was primarily attributable to a decrease in rates and proceeds received from the Blackstone Transactions, which were partially offset by an increase in borrowings, primarily related to the $350 million borrowing made in March 2020; and

•
the increase in depreciation expense was primarily attributable to the accelerated amortization of an allowance in connection with the upcoming closure of an anchor store. The increase in depreciation expense was also partially attributable to new assets being placed into service at The Mall at Green Hills in connection with our redevelopment project at the center.

Nonoperating income (expense) decreased due to the receipt of business interruption proceeds and a gain on insurance proceeds for The Mall of San Juan in 2019, as well as the write-off of one of our equity investments in a strategic partnership that was dissolved in 2020.

Income tax expense increased primarily due to income tax expense incurred in 2019 related to the Blackstone Transactions and a tax benefit recognized in 2020 as a result of the CARES Act, which allowed our taxable REIT subsidiary to carry back additional net operating losses.

Equity in Income (Loss) of UJVs for the three months ended June 30, 2020 decreased by $15.5 million to $(0.7) million from the comparable period in 2019. The decrease was primarily attributable to reduced operating results from our centers as a result of the COVID-19 pandemic, primarily due to the increase in uncollectible tenant revenues, as well as a decrease in lease cancellation income.

Net Income (Loss)

Net income (loss) was $(41.8) million for the three months ended June 30, 2020 compared to $16.9 million for the three months ended June 30, 2019. After allocation of income to noncontrolling, preferred, and participating interests, the net income (loss) attributable to TCO common shareholders for the three months ended June 30, 2020 was $(34.1) million compared to $6.3 million in the comparable period in 2019. Diluted earnings (loss) per common share was $(0.55) for the three months ended June 30, 2020 compared to $0.10 for the three months ended June 30, 2019.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $26.0 million for the three months ended June 30, 2020 compared to $68.8 million for the three months ended June 30, 2019. FFO per diluted common share was $0.29 for the three months ended June 30, 2020 and $0.78 per diluted common share for the three months ended June 30, 2019. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended June 30, 2020 was $36.6 million, and excluded costs related to the Simon transaction and the fluctuation in the fair value of equity securities. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended June 30, 2019 was $82.9 million, and excluded restructuring charges, costs incurred related to the Blackstone Transactions, and costs incurred associated with shareholder activism. Adjusted FFO per diluted common share was $0.41 for the three months ended June 30, 2020 and $0.94 per diluted common share for the three months ended June 30, 2019. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended June 30, 2020, the consolidated non-comparable centers contributed total operating revenues of $13.3 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $8.6 million. During the three months ended June 30, 2019, the consolidated non-comparable centers contributed total operating revenues of $23.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $11.3 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income (Loss) to NOI, including variations of NOI. NOI growth for the three months ended June 30, 2020 over the comparable period in 2019 was as follows:

Three Months Ended June 30, 2020
Comparable Center NOI Growth:
Excluding lease cancellation income - at beneficial interest	(25.5)%
Excluding lease cancellation income using constant currency exchange rates - at beneficial interest	(25.3)%
Excluding lease cancellation income - at 100%	(24.7)%
Excluding lease cancellation income using constant currency exchange rates - at 100%	(24.1)%
Including lease cancellation income - at beneficial interest	(24.8)%
Including lease cancellation income using constant currency exchange rates - at beneficial interest	(24.6)%
Including lease cancellation income - at 100%	(24.0)%
Including lease cancellation income using constant currency exchange rates - at 100%	(23.4)%

Total Portfolio NOI Growth:
Excluding lease cancellation income - at beneficial interest	(30.8)%

For the three months ended June 30, 2020, we recognized our $32.6 million share of uncollectible tenant revenues, as compared to $(0.7) million for the three months ended June 30, 2019. Also, for the three months ended June 30, 2020, we recognized our $4.1 million share of lease cancellation income, as compared to $5.9 million for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The following is a comparison of our results for the six months ended June 30, 2020 and 2019, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the six months ended June 30, 2020 were $278.0 million, a $43.8 million or 13.6% decrease from the comparable period in 2019. The following impacted total revenues:

•	the decrease in rental revenues was primarily attributable to the following:

◦	an increase in uncollectible tenant revenues related to our assessment of collectibility, which was impacted by the COVID-19 pandemic;

◦	the write-off of straight-line receivables associated with tenants deemed uncollectible;

◦	the restructuring of our leases with Forever 21 due to their bankruptcy filing in 2019;

◦
a decrease in average rent per square foot, which was partially due to the aforementioned restructuring of our leases with Forever 21 as well as reduced sales-based rents recognized related to the tenant and center closures in 2020 as a result of the COVID-19 pandemic;

◦	a decrease in common area maintenance and electric expense recoveries;

•	the decrease in rental revenues was partially offset by an increase in lease cancellation income; and

•
the decrease in other income was primarily due to decreased food and beverage revenues of our restaurant joint venture due to the closing of the two restaurants at Beverly Center in December 2019 and the impact of the COVID-19 pandemic on our restaurants at International Market Place. Parking revenues also decreased due to reduced traffic at our centers as a result of the COVID-19 pandemic.

Total expenses for the six months ended June 30, 2020 were $318.4 million, a $1.3 million or 0.4% increase from the comparable period in 2019. The following impacted total expenses:

•
the decrease in maintenance, taxes, utilities, and promotion expense was primarily attributable to decreased common area maintenance, electric, and promotional expenses, which were reduced as a part of our liquidity enhancement initiatives in response to the COVID-19 pandemic and due to the closures of our tenants and centers;

•
the decrease in other operating expense was primarily due to decreased food and beverage expenses of our restaurant joint venture due to the closing of the two restaurants at Beverly Center in December 2019 and the impact of the COVID-19 pandemic on our restaurants at International Market Place, as well as decreased operating expenses in Asia and reduced operating expenses as a part of our liquidity enhancement initiatives in response to the COVID-19 pandemic;

•	the decrease in general and administrative expenses is primarily due to decreased overhead expenses, including reduced travel expenses as a result of the COVID-19 pandemic;

•	costs incurred in 2020 related to the Simon transaction, including transaction related advisory, diligence, legal, and tax fees;

•	a decrease in costs associated with shareholder activism, which were incurred in 2019, but not in 2020;

•
the decrease in interest expense was primarily attributable to a decrease in rates and proceeds received from the Blackstone Transactions, which were partially offset by an increase in borrowings, primarily related to the $350 million borrowing made in March 2020; and

•
the increase in depreciation expense was primarily attributable to the accelerated amortization of an allowance in connection with the upcoming closure of an anchor store. The increase in depreciation expense was also partially attributable to new assets being placed into service at Beverly Center and The Mall at Green Hills in connection with our redevelopment projects at the centers.

Nonoperating income (expense) decreased due to the receipt of business interruption proceeds and a gain on insurance proceeds for The Mall of San Juan in 2019, as well as reduced interest income. Additionally, nonoperating income (expense) decreased due to the fluctuation of the fair value of our Simon common shares in 2019 and the write-off of one of our equity investments in a strategic partnership that was dissolved in 2020.

Income tax expense decreased primarily due to reduced income tax expense incurred in 2020 as compared to 2019 related to the Blackstone Transactions and a tax benefit recognized in 2020 as a result of the CARES Act, which allowed our taxable REIT subsidiary to carry back additional net operating losses.

Equity in Income (Loss) of UJVs for the six months ended June 30, 2020 decreased by $18.9 million to $10.6 million from the comparable period in 2019. The decrease was primarily attributable to reduced operating results from our centers as a result of the COVID-19 pandemic, primarily due to the increase in uncollectible tenant revenues, as well as a decrease in lease cancellation income and reduced income from our Asia centers related to the sales of 50% of our interest in each center during late 2019 and early 2020.

During the six months ended June 30, 2020, gains, net of tax, totaling $11.3 million were recognized related to the disposition of 50% of our interest in CityOn.Xi'an and adjustment to the gain related to CityOn.Zhengzhou. In addition, upon the completion of the sale and adjustment, we remeasured our remaining interests in the shopping centers to fair value, resulting in the recognition of gains on remeasurement totaling $14.1 million.

Net Income (Loss)

Net income (loss) was $(5.3) million for the six months ended June 30, 2020 compared to $46.6 million for the six months ended June 30, 2019. After allocation of income to noncontrolling, preferred, and participating interests, the net income (loss) attributable to TCO common shareholders for the six months ended June 30, 2020 was $(14.2) million compared to $21.4 million in the comparable period in 2019. Diluted earnings (loss) per common share was $(0.23) for the six months ended June 30, 2020 compared to $0.35 for the six months ended June 30, 2019.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $95.9 million for the six months ended June 30, 2020 compared to $150.1 million for the six months ended June 30, 2019. FFO per diluted common share was $1.08 for the six months ended June 30, 2020 and $1.71 per diluted common share for the six months ended June 30, 2019. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the six months ended June 30, 2020 was $114.9 million, and excluded restructuring charges, deferred income tax expense related to the Blackstone Transactions, an adjustment to the previously recognized promote fee, net of tax, related to Starfield Hanam, costs related to the Taubman Asia President transition, costs related to the Simon transaction, and the fluctuation in the fair value of equity securities. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the six months ended June 30, 2019 was $165.5 million, and excluded restructuring charges, costs incurred related to the Blackstone Transactions, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. Adjusted FFO per diluted common share was $1.29 for the six months ended June 30, 2020 and $1.88 per diluted common share for the six months ended June 30, 2019. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended June 30, 2020, the consolidated non-comparable centers contributed total operating revenues of $34.4 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $19.4 million. During the three months ended June 30, 2019, the consolidated non-comparable centers contributed total operating revenues of $45.6 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $21.5 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income (Loss) to NOI, including variations of NOI. NOI growth for the six months ended June 30, 2020 over the comparable period in 2019 was as follows:

Six Months Ended June 30, 2020
Comparable Center NOI Growth:
Excluding lease cancellation income - at beneficial interest	(13.4)%
Excluding lease cancellation income using constant currency exchange rates - at beneficial interest	(13.3)%
Excluding lease cancellation income - at 100%	(13.8)%
Excluding lease cancellation income using constant currency exchange rates - at 100%	(13.2)%
Including lease cancellation income - at beneficial interest	(12.7)%
Including lease cancellation income using constant currency exchange rates - at beneficial interest	(12.5)%
Including lease cancellation income - at 100%	(13.2)%
Including lease cancellation income using constant currency exchange rates - at 100%	(12.6)%

Total Portfolio NOI Growth:
Excluding lease cancellation income - at beneficial interest	(17.2)%

For the six months ended June 30, 2020, we recognized our $37.2 million share of uncollectible tenant revenues, as compared to $2.7 million for the six months ended June 30, 2019. Also, for the six months ended June 30, 2020, we recognized our $6.2 million share of lease cancellation income, as compared to $6.4 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

COVID-19 Pandemic Liquidity Impact

In response to the COVID-19 pandemic, we have implemented several liquidity enhancement initiatives that have provided significant incremental liquidity to operate through this period of disruption, including, but not limited to, expense management strategies, the deferral of significant planned capital expenditures (see "Liquidity and Capital Resources - Capital Spending - 2020 Planned Capital Spending Update"), and borrowing an additional $350 million on our $1.1 billion primary unsecured revolving line of credit. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of June 30, 2020.

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments.

Additionally, during the three months ended June 30, 2020, we completed modifications of loans for three of our shopping centers to defer certain interest and principal payments due through September 2020 to future months in 2020 and 2021. Our joint ventures for Waterside Shops, Country Club Plaza, and The Gardens Mall modified their loans to defer portions of interest and principal payments due between May and September 2020, which result in delayed cash outflows of $3.4 million at our beneficial interest. The deferred payments are due in various installments in September 2020 through May 2021. In addition, the commencement of principal amortization on The Gardens Mall loan was extended from August 2020 to August 2021. Also, in August 2020, we extended the maturity date on our $150 million loan for The Mall at Green Hills to December 2021. The loan was previously scheduled to mature in December 2020.

Further, for the three months ended June 30, 2020, we did not declare a quarterly dividend on our common stock or pay any monthly distributions to participating securities of TRG (see "Liquidity and Capital Resources - Dividends").

As a result of the COVID-19 pandemic, we have received requests from many tenants for rent abatement or rent deferral, and a substantial amount of our rental revenue receivables for the three months ended June 30, 2020 currently remain outstanding and are under negotiation. Discussions with our tenants remain ongoing and may result in further rent deferrals or lease modifications, as we deem appropriate on an individual basis based on each tenant’s unique financial and operating situation. Refer to "Current Operating Trends - COVID-19 Pandemic Portfolio Impact" and "Part II, Item 1A. Risk Factors" for further information regarding the current impact and potential future impact of the COVID-19 pandemic on our business, financial statements, and liquidity, as well as our response to mitigate the impact.

General

Our internally generated funds and distributions from operating centers and other investing activities (including strategic dispositions of centers or a portion of our interests therein), augmented by use of our existing revolving lines of credit, provide resources to maintain our current operations and assets, pay dividends, and fund a portion of our major capital investments. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic, however we have implemented several liquidity enhancement initiatives, and will continue to evaluate additional opportunities to maintain liquidity, to attempt to mitigate the impact. We pursue an overall strategy of creating value and recycling capital using long-term fixed rate financing on the centers upon stabilization. Excess proceeds from refinancings, if any, typically are used to reinvest in our business. Generally, our need to access the capital markets is limited to refinancing debt obligations at or near maturity and funding major capital investments. From time to time, we also may sell interests in shopping centers or, in limited circumstances, access the equity markets, to raise additional funds or refinance existing obligations on a strategic basis, including using excess proceeds therefrom.

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have five unencumbered shopping center properties. As of June 30, 2020, the entities that owned Beverly Center, Dolphin Mall, and The Gardens on El Paseo were guarantors under our primary unsecured revolving credit facility, $250 million unsecured term loan, and $275 million unsecured term loan, and were unencumbered assets under such facility and term loans. Under the related debt agreements, we are required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, The Mall of San Juan and Stamford Town Center, a 50% owned UJV property, are unencumbered. In August 2020, we entered into amendments to waive all of our existing covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan that required us to have a minimum of three eligible unencumbered assets and a minimum unencumbered asset value for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments.

Cash and Revolving Lines of Credit

As of June 30, 2020, we had a consolidated cash balance of $240.8 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. The availability under these facilities as of June 30, 2020, after considering the outstanding balances, the outstanding letters of credit, and the values of the unencumbered asset pool as of June 30, 2020, was $118.5 million. As a result of the effects of the COVID-19 pandemic, the availability of our $1.1 billion primary unsecured revolving line of credit has been and could continue to be reduced in the future if the values of the assets in our unencumbered asset pool continue to decrease. We were in compliance with all of our covenants and loan obligations as of June 30, 2020. As of June 30, 2020, fourteen banks participated in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility bears interest at a range based on our total leverage ratio. As of June 30, 2020, the total leverage ratio resulted in a rate of LIBOR plus 1.38% with a 0.225% facility fee. As of June 30, 2020, the LIBOR rate was swapped to 2.14% through February 2022 on $25 million of the $1.1 billion unsecured facility. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $275 million unsecured term loan would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of June 30, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

In August 2020, we entered into an amendment to waive all of our existing financial covenants related to our primary unsecured revolving line of credit for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021, including setting a maximum amount that can be borrowed at $1,012.3 million for the covenant waiver period. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendment. In connection with the covenant waiver amendment, the $1.1 billion unsecured facility will bear interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee through the covenant compliance date.

Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we used other financing arrangements for our shopping centers in China. As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain funding commitments in local currency. A portion of these loans were assumed by Blackstone upon the sale of 50% of our interest in CityOn.Zhengzhou, and a new partner bridge loan was entered into in 2019 for which the proceeds were used to pay off our previous third party construction loan for CityOn.Zhengzhou. In April 2020, we repaid this bridge loan with proceeds from the new third party loan for CityOn.Zhengzhou, and we expect to repay the remaining partner loans in 2020. As of June 30, 2020, our share of such loans was $42.4 million for CityOn.Zhengzhou. These loans have fixed interest rates that range from 3.5% to 6.0%.

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

In addition to the refinancings, net cash proceeds from the Blackstone sale were about $330 million, after transaction costs, taxes, and the allocation to Blackstone of its share of third party debt, which in total will result in approximately $470 million of increased liquidity. Net proceeds were used to pay down our revolving lines of credit. In September 2019 and December 2019, we completed the sales of 50% of our interests in Starfield Hanam and CityOn.Zhengzhou, respectively. Net proceeds from the sales were $237.5 million and $47.5 million, respectively, following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net proceeds from the sale were $48.4 million following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs.

In March 2020, we completed a new non-recourse mortgage financing for CityOn.Zhengzhou. The joint venture's new loan has a maximum borrowing amount of 1.2 billion Renminbi (RMB) ($169.8 million U.S. dollars using the June 30, 2020 exchange rate). The 12 year loan bears interest at the Five Year China RMB Loan Prime Rate (LPR) plus 0.85% and is fixed upon each draw. The weighted average interest rate of the amount drawn at June 30, 2020 was 5.6%. The loan amortizes principal based on 12 years for each draw, with approximately 60% of the loan repaid over the final five years. No draws are allowed after October 2020. As of June 30, 2020, the loan had an outstanding balance of $73.5 million U.S. dollars, with $96.3 million U.S. dollars available for future borrowings using the June 30, 2020 exchange rate. Proceeds from the loan will be used to unwind the existing other financing arrangements of the joint venture, and will ultimately result in the repatriation of $42.4 million of the $140 million liquidity projected from the refinancing of the China assets. As of June 30, 2020, no cash had been repatriated to us.

In March 2019, we completed a new non-recourse mortgage financing for CityOn.Xi'an. The joint venture's loan has a maximum borrowing amount of 1.2 billion RMB ($169.8 million U.S. dollars using the June 30, 2020 exchange rate). The 10 year loan bears interest at an all-in fixed rate of 6.0%. The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years. As of June 30, 2020, the loan had an outstanding balance of $152.0 million U.S. dollars, with $17.8 million U.S. dollars available for future borrowings using the June 30, 2020 exchange rate. Proceeds from the loan were used to unwind the existing other financing arrangements of the joint venture, and will ultimately result in the repatriation of approximately $95 million of the $140 million liquidity projected from the refinancing of the China assets. As of June 30, 2020, $81.8 million of cash collateral has been repatriated to us and was primarily used to pay down our revolving lines of credit. The balance of the cash collateral has been released and is included within Cash and Cash Equivalents on our Consolidated Balance Sheet.

Starfield Anseong Construction Financing

In February 2020, our joint venture closed on a non-recourse construction facility on Starfield Anseong, which is currently under development (see "Liquidity and Capital Resources - Capital Spending - New Development"). We have an effective 49% interest in the UJV. The five-year Korean Won (KRW) denominated construction facility has a maximum borrowing capacity of 300 billion KRW ($250.1 million U.S. dollars using the June 30, 2020 exchange rate). The financing bears interest at the Korea Financial Investment Association (KOFIA) Five Year AAA Financial (Bank) Yield plus 0.76% and is fixed upon each draw. The weighted average rate of the amount drawn at June 30, 2020 was 2.22%. The loan has a one year draw down period and is interest only during the term of the loan. As of June 30, 2020, $129.9 million U.S. dollars (using the June 30, 2020 exchange rate) were drawn on the facility, bringing the total remaining availability of the facility to $120.2 million U.S. dollars. We expect the construction facility to fund all remaining costs of the development.

Term Loans

We have a $250 million unsecured term loan that matures in March 2023. The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio. As of June 30, 2020, the total leverage ratio resulted in an interest rate of LIBOR plus 1.60%. The LIBOR rate is swapped to a fixed rate of 3.02% through maturity, which results in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of June 30, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool. In August 2020, we entered into an amendment to waive all of our existing financial covenants related to our $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. In connection with the covenant waiver amendment, the loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.90% through the covenant compliance date. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendment.

We have a $275 million unsecured term loan that matures in February 2025. The unsecured term loan bears interest at a range of LIBOR plus 1.15% to 1.80% based on our total leverage ratio. As of June 30, 2020, the total leverage ratio resulted in an interest rate of LIBOR plus 1.55%. The LIBOR rate is swapped to a fixed rate of 2.14% through February 2022, which results in an effective interest rate in the range of 3.29% to 3.94%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of June 30, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool. In August 2020, we entered into an amendment to waive all of our existing financial covenants related to our $275 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. In connection with the covenant waiver amendment, the loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.80% through the covenant compliance date. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendment.

Upcoming Maturities

The construction facilities for Starfield Hanam mature in November 2020. We expect to complete the refinancing at a lower interest rate in the third quarter of 2020. This financing is expected to provide excess proceeds of approximately $35 million at our beneficial interest, and combined with the release of additional reserves will allow us to repatriate $58 million at our beneficial interest in the third quarter.

The $250 million loan for International Market Place matures in August 2021 and has two, one year extension options available. We are currently evaluating our options related to extending or refinancing this loan.

Summaries of Capital Activities and Transactions for the Six Months Ended June 30, 2020 and 2019

Operating Activities

Our net cash provided by operating activities was $11.4 million in 2020, compared to $137.0 million in 2019. Net cash provided by operating activities was lower in 2020 due to the impact of the COVID-19 pandemic and reduced collections from our tenants (see "Current Operating Trends - COVID-19 Pandemic Portfolio Impact"). Also, see "Results of Operations" for descriptions of 2020 and 2019 transactions affecting operating cash flows.

Investing Activities

Net cash provided by investing activities was $9.1 million in 2020, compared to $55.8 million used in investing activities in 2019. Additions to properties in 2020 and 2019 related primarily to capital and tenant improvements at existing centers, including centers under redevelopment. Additions to properties were lower in 2020 primarily due to the deferral of capital spending in response to the COVID-19 pandemic (see "Liquidity and Capital Resources - 2020 Planned Capital Spending Update"). A tabular presentation of 2020 capital spending is shown in "Capital Spending." In 2020, we received $3 million for an additional payment of a litigation settlement related to the Saks Fifth Avenue store at The Mall of San Juan, which was a partial reimbursement of the previously paid anchor allowance in exchange for the termination of their obligations under their agreements. Net cash proceeds from the disposition of 50% of our interest in CityOn.Xi'an and the additional proceeds received from the sale of 50% of our interest in CityOn.Zhengzhou were $48.7 million in 2020 (see "Results of Operations - Taubman Asia - Partial Dispositions of Ownership Interests (Blackstone Transactions)"). Proceeds from the sale of equity securities were $52.1 million in 2019 related to the sale of our remaining 290,124 Simon common shares. In 2019, we received insurance proceeds of $0.9 million for capital items at The Mall of San Juan related to property damage for which we previously took write-offs.

Contributions to UJVs were $3.1 million in 2020 and $29.9 million in 2019, primarily related to the funding of Starfield Anseong. Distributions from UJVs (less than) in excess of income were $(2.1) million in 2020, compared to $10.0 million in 2019. Distributions from UJVs in excess of income were lower in 2020 due to the impact of the COVID-19 pandemic.

Financing Activities

Net cash provided by financing activities was $117.7 million in 2020, compared to $150.8 million used in financing activities in 2019. In 2020, proceeds from the issuance of debt, net of payments and issuance costs were $189.0 million, primarily from a borrowing, net of partial repayment, on our primary unsecured revolving line of credit made as a precautionary measure in order to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic. Net proceeds in 2020 also were partially offset by a payment on our revolving lines of credit provided by net cash proceeds received from the disposition of 50% of our interest in CityOn.Xi'an. In 2019, payments of debt were $19.1 million, primarily for payments on our revolving lines of credit.

In 2020 and 2019, $0.6 million and $0.7 million were paid in connection with incentive plans, respectively. In 2020, a contribution of $2.0 million was made by our joint venture partner who owns a noncontrolling interest in one of our shopping centers accounted for as a consolidated joint venture. Total dividends and distributions paid were $72.7 million and $131.1 million in 2020 and 2019, respectively. Dividends and distributions were lower in 2020 as we did not declare a dividend on our common stock or pay any monthly distributions to participating securities of TRG for the three months ended June 30, 2020 (see "Liquidity and Capital Resources - Dividends").

Effect of Exchange Rate Fluctuations

Net decreases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $0.2 million in 2020, compared to net increases of $0.4 million in 2019. In 2019, the fluctuation related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments.

Beneficial Interest in Debt

At June 30, 2020, TRG's debt and its beneficial interest in the debt of its Consolidated Businesses and UJVs totaled $5,147.9 million, with an average interest rate of 3.43% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. As of June 30, 2020, there were no interest rate hedging costs being amortized. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. On an annualized basis, this amortization of acquisition premium is equal to 0.04% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $313.5 million as of June 30, 2020, which includes $225.7 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of June 30, 2020:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,284.3		3.96%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in September 2020	8.9		3.12%
Swap maturing in December 2021	78.5		3.58%
Swaps maturing in February 2022	275.0		3.69%
Swap maturing in February 2022	25.0		3.51%
Swaps maturing in March 2023	250.0		4.62%
Swap maturing in March 2024	12.0		3.49%
	$649.5		4.01%	(1)

Floating month to month	1,228.8	(3)	1.70%	(1) (3)
Total floating rate debt	$1,878.2		2.50%	(1)

Total beneficial interest in debt	$5,162.5		3.43%	(1)

Total beneficial interest in deferred financing costs, net	$(14.6)

Net beneficial interest in debt	$5,147.9

Amortization of deferred financing costs (4)			0.17%
Average all-in rate			3.61%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes non-cash amortization of debt premium related to acquisition.

(3)	The LIBOR rate is capped at 3.0% until December 2020, resulting in a maximum interest rate of 4.45%, on $150 million of this debt.

(4)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on TRG's beneficial interest in floating rate debt in effect at June 30, 2020, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $12.3 million, and due to the effect of capitalized interest, decrease annual earnings by $11.7 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by $2.1 million and due to the effect of capitalized interest, increase annual earnings by $2.0 million. Based on our consolidated debt and interest rates in effect at June 30, 2020, a one percent increase in interest rates would decrease the fair value of debt by $136.6 million, while a one percent decrease in interest rates would increase the fair value of debt by $146.6 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. As of June 30, 2020, the unencumbered leverage ratio and the corporate total leverage ratio were the most restrictive covenants. We were in compliance with all of our loan covenants and obligations as of June 30, 2020. In August 2020, we entered into amendments related to these financial covenants. See "Liquidity and Capital Resources - Covenant Waiver Amendments" below for further details related to the amendments. The maximum payout ratio covenant limits the payment of distributions generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

Covenant Waiver Amendments

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021, including setting a maximum amount that can be borrowed at $1,012.3 million for the covenant waiver period. The amendments also added a liquidity covenant, which will remain in effect through the earlier of the end of the covenant waiver period or until the financial covenants are in compliance using the definitions and requirements prior to the amendments. The amendments impose limitations during the waiver period on acquisitions, additional indebtedness, share repurchases, as well as certain required prepayments following dispositions, equity or debt issuances. Additionally, the lenders have received a secured interest in certain unencumbered assets through the waiver period. The amendments provide for flexibility to complete planned capital spending, including spending for tenant allowances and redevelopment projects. In relation to distributions, the amendments permit distributions of taxable income in accordance with our partnership agreement and REIT qualification requirements and the ability to continue dividend payments for our 6.5% Series J Preferred Stock and 6.25% Series K Preferred Stock. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. Although we are currently able to meet our financial covenants, and expect to be able to meet our liquidity covenant during the covenant waiver period, for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan, there is no assurance that we will continue to be able to do so, even with the additional flexibility provided by the amendments.

Through the covenant compliance date, our primary unsecured revolving line of credit will bear interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee; our $275 million unsecured term loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.80%; and our $250 million unsecured term loan will bear interest at the maximum total leverage ratio level of LIBOR plus 1.90%.

Refer to "Part II. Other Information - Item 5. Other Information" for further details related to the amendment for our primary unsecured revolving line of credit and $275 million unsecured term loan.

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

Capital Spending

Cash provided by operating activities, which have been and could continue to be adversely impacted by the COVID-19 pandemic in the future, and excess proceeds from refinancings of maturing debt obligations, as well as borrowings under our revolving lines of credit would be sufficient to finance the anticipated remaining costs of our developments and redevelopments, but we also expect additional proceeds from our other financing arrangements (see "Liquidity and Capital Resources - Other Financing Arrangements for China Projects" above) and borrowings on our construction financing for Starfield Anseong (see "Liquidity and Capital Resources - Starfield Anseong Construction Financing" above). In response to the COVID-19 pandemic, we decided to defer significant planned capital expenditures at our U.S. shopping centers to future periods (see "Liquidity and Capital Resources - Capital Spending - 2020 Planned Capital Spending Update" below).

New Development

We have partnered with Shinsegae to build, lease, and manage Starfield Anseong, a 1.0 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea, which is scheduled to open on September 25, 2020. We have a 49% interest in the project. As of June 30, 2020, our share of total project costs was $212.7 million, after cumulative currency translation adjustments. Our total anticipated investment, including capitalized interest, will be about $280 million to $300 million for our interest in the project, excluding fluctuations in foreign currency exchange rates. We expect our construction facility to fund all remaining costs of the development. We are expecting a 6.25% to 6.75% unlevered after-tax return at stabilization. Our investment is being accounted for under the equity method as a UJV.

Redevelopments

We substantially completed our redevelopment project at Beverly Center in November 2018, although some spending continued into 2019. We expect additional spending in future periods related to the ongoing redevelopment and tenant replacement activity, including the consolidation of the Macy's Men's space into the Macy's space in 2020. We have reclaimed the Macy's Men's space and are currently in negotiations with a potential replacement tenant.

We substantially completed our redevelopment project at The Mall at Green Hills in June 2019. We expect some capital spending to continue into future periods as certain costs are incurred subsequent to the project's completion, including construction on certain tenant spaces.

2020 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through June 30, 2020, is summarized in the following table:

	2020 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	UJVs	Beneficial Interest in UJVs
	(in millions)
New development projects - Asia (2)			(3)	$54.1
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$7.4	$7.4	$(0.2)	(0.1)
Projects with no incremental GLA and other (5)	5.9	5.4	6.9	4.2
Mall tenant allowances	8.0	7.4	(0.5)	(1.2)
Asset replacement costs recoverable from tenants	4.6	4.3	2.9	1.5
Corporate office improvements, technology, equipment, and other	0.3	0.3
Total	$26.2	$24.9	$9.1	$58.5

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balances exclude net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the UJVs at beneficial interest column until development is completed.

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

For the six months ended June 30, 2020, in addition to the costs above, we incurred our $1.8 million share of Consolidated Businesses’ capitalized leasing costs and $0.6 million share of UJVs’ capitalized leasing costs.

Spending related to mall tenant allowances in recent periods has been higher than our historical averages. We expect this trend to continue in future periods, although spending is expected to be lower in 2020 due to capital spending deferrals implemented as a result of the COVID-19 pandemic. As our tenant mix continues to evolve to include tenants such as digitally native concepts, luxury, entertainment, restaurants, fast fashion, fitness, and coworking, increased tenant allowances have been provided to attract the best tenants to our centers. We believe bringing in great retailers will drive traffic and productivity to our centers, enhancing the long-term strategic position of each center.

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the six months ended June 30, 2020:

(in millions)
Consolidated Businesses’ capital spending	$26.2
Other differences between cash and accrual basis	11.2
Additions to properties	$37.4

2020 Planned Capital Spending Update

In response to the COVID-19 pandemic, we have implemented several liquidity enhancement initiatives, including updating our projections for 2020 planned capital spending. We continue to expect to defer U.S. planned capital expenditures of between $100 million and $110 million, at beneficial interest, for the year, which represents an approximately 50% reduction from the original budgeted amounts. In Asia, the only material capital spending is related to the completion of the Starfield Anseong development, which will be funded by borrowings on our recently completed construction financing (see "Liquidity and Capital Resources - Starfield Anseong Construction Financing" above).

Disclosures regarding planned capital spending, including estimates regarding timing of openings, capital expenditures, occupancy, and returns on new developments and redevelopments are forward-looking statements and certain significant factors could cause the actual results to differ materially, including but not limited to (1) actual results of negotiations with anchors, tenants, and contractors, (2) timing and outcome of litigation and entitlement processes, (3) changes in the scope, number, and valuation of projects, (4) cost overruns, (5) timing of expenditures, (6) availability of and cost of financing and other financing considerations, (7) actual time to start construction and complete projects, (8) changes in economic climate, (9) competition from others attracting tenants and customers, (10) increases in operating costs, (11) timing of tenant openings, (12) early lease terminations and bankruptcies, (13) fluctuations in foreign currency exchange rates, (14) the severity and duration of the COVID-19 pandemic and its impact, as well as the general economy’s stabilization and recovery, the actions taken and to be taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic and containment measures, and (15) other risks included in "Risk Factors" in our most recent Annual Report on Form 10-K, as well as "Risk Factors" elsewhere in this report. In addition, estimates of capital spending will change as new projects are approved by our Board of Directors.

Dividends

We have historically paid regular quarterly dividends to our common and preferred shareholders. However, dividends to our common shareholders are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. For the three months ended June 30, 2020, we did not declare a quarterly dividend on our common stock or pay any monthly distributions to participating securities of TRG. The Board of Directors will monitor our financial performance and liquidity position on an ongoing basis and will distribute taxable income, in the form of a common dividend and distributions to participating securities, in accordance with our partnership agreement and REIT qualification requirements as permitted under the new covenant waiver amendments. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendment and "Risk Factors" in our most recent Annual Report on Form 10-K, as well as "Risk Factors" elsewhere in this report for further information related to potential restrictions of our ability to pay dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On June 5, 2020, we declared a quarterly dividend of $0.40625 per share on our 6.5% Series J Preferred Stock and $0.390625 per share on our 6.25% Series K Preferred Stock, both of which were paid on June 30, 2020 to shareholders of record on June 15, 2020.
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

The following reconciliations include the supplemental earnings measures of EBITDA and FFO. EBITDA represents earnings (loss) before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses. We believe EBITDA generally provides a useful indicator of operating performance, as it is customary in the real estate and shopping center business to evaluate the performance of properties on a basis unaffected by capital structure.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We believe that FFO is a useful supplemental measure of operating performance for REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we and most industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of REITs. We primarily use FFO in measuring performance and in formulating corporate goals and compensation.

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and six months ended June 30, 2020, FFO was adjusted to exclude costs related to the Simon transaction and the fluctuation in the fair value of equity securities. In addition, for the six months ended June 30, 2020, FFO was adjusted to exclude restructuring charges, deferred income tax expense related to the Blackstone Transactions, an adjustment to the previously recognized promote fee, net of tax, related to Starfield Hanam, and costs related to the Taubman Asia President transition. For the three months and six months ended June 30, 2019, FFO was adjusted to exclude restructuring charges, costs incurred related to the Blackstone Transactions, and costs incurred associated with shareholder activism. In addition, for the six months ended June 30, 2019, FFO was adjusted to exclude the fluctuation in the fair value of equity securities.

Our presentations of NOI, EBITDA, FFO, and adjusted versions of these measures, if any, are not necessarily comparable to the similarly titled measures of other REITs due to the fact that not all REITs use the same definitions. These measures should not be considered alternatives to net income (loss) or as an indicator of our operating performance. Additionally, these measures do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Reconciliations of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations and Net Income (Loss) to Net Operating Income are presented in the following section.

Reconciliation of Non-GAAP Measures

The following includes reconciliations of our non-GAAP financial measures: Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations and Net Income (Loss) to Net Operating Income.

Reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended June 30
	2020			2019
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income (loss) attributable to TCO common shareholders - basic	$(34.1)	61,590,226	$(0.55)	$6.3	61,171,614	$0.10
Add impact of share-based compensation				—	168,311
Net income (loss) attributable to TCO common shareholders - diluted	$(34.1)	61,590,226	$(0.55)	$6.3	61,339,925	$0.10
Add TCO's additional income tax expense	—		—
Add depreciation of TCO's additional basis	1.5		0.02	1.6		0.03
Net income (loss) attributable to TCO common shareholders, excluding step-up depreciation and additional income tax expense	$(32.6)	61,590,226	$(0.53)	$7.9	61,339,925	$0.13
Add:
Noncontrolling share of income (loss) of TRG	(13.8)	26,322,236		3.4	26,461,580
Distributions to participating securities of TRG		871,262		0.6	871,262
Net income (loss) attributable to partnership unitholders and participating securities of TRG	$(46.4)	88,783,724	$(0.52)	$11.9	88,672,767	$0.13
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	61.8		0.70	44.3		0.50
Depreciation of TCO’s additional basis	(1.5)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(1.9)		(0.02)	(2.1)		(0.02)
Share of UJVs	15.6		0.18	19.0		0.21
Non-real estate depreciation	(1.0)		(0.01)	(1.2)		(0.01)
Less gain on insurance recoveries - The Mall of San Juan				(1.4)		(0.02)
Less gain on partial disposition of ownership interest in UJV	(0.4)		—
Less gain on remeasurement of ownership interest in UJV	(0.4)		—
Less impact of share-based compensation				—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$26.0	88,783,724	$0.29	$68.8	88,672,767	$0.78
TCO's average ownership percentage of TRG - basic	70.2%			69.8%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$18.2		$0.29	$48.0		$0.78
Less TCO's additional income tax expense	—		—
Funds from Operations attributable to TCO's common shareholders	$18.2		$0.29	$48.0		$0.78

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$26.0	88,783,724	$0.29	$68.8	88,672,767	$0.78

Restructuring charges				0.1		—
Costs related to Blackstone transactions (2)				2.1		0.02
Fluctuation in fair value of equity securities	1.5		0.02
Simon transaction costs	9.1		0.10
Costs associated with shareholder activism				12.0		0.14
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$36.6	88,783,724	$0.41	$82.9	88,672,767	$0.94
TCO's average ownership percentage of TRG - basic	70.2%			69.8%
Adjusted Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$25.7		$0.41	$57.9		$0.94
Less TCO's additional income tax expense	—		—
Adjusted Funds from Operations attributable to TCO's common shareholders	$25.7		$0.41	$57.9		$0.94

(1)	Depreciation includes $6.7 million and $5.7 million of mall tenant allowance amortization for the three months ended June 30, 2020 and 2019, respectively.

(2)
Includes $1.6 million of deferred income tax expense and $0.5 million of disposition costs related to the Blackstone Transactions for the three months ended June 30, 2019, which have been recorded within Income Tax Benefit (Expense) and Nonoperating Income (Expense), respectively, in our Statement of Operations and Comprehensive Income (Loss).

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Six Months Ended June 30
	2020			2019
	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit	Dollars in millions	Diluted Shares/ Units	Per Share/ Unit
Net income (loss) attributable to TCO common shareholders - basic	$(14.2)	61,419,931	(0.23)	$21.4	61,147,947	$0.35
Add impact of share-based compensation				—	206,481
Net income (loss) attributable to TCO common shareholders - diluted	$(14.2)	61,419,931	$(0.23)	$21.4	61,354,428	$0.35
Add TCO's additional income tax expense	—		—
Add depreciation of TCO's additional basis	3.0		0.05	3.2		0.05
Net income (loss) attributable to TCO common shareholders, excluding step-up depreciation and additional income tax expense	$(11.2)	61,419,931	$(0.18)	$24.6	61,354,428	$0.40
Add:
Noncontrolling share of income (loss) of TRG	(4.6)	26,482,401		10.2	25,672,953
Distributions to participating securities of TRG	0.6	871,262		1.2	871,262
Net income (loss) attributable to partnership unitholders and participating securities of TRG	$(15.2)	88,773,594	$(0.17)	$36.0	87,898,643	$0.41
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	113.5		1.28	89.2		1.01
Depreciation of TCO’s additional basis	(3.0)		(0.03)	(3.2)		(0.04)
Noncontrolling partners in consolidated joint ventures	(3.9)		(0.04)	(4.3)		(0.05)
Share of UJVs	32.0		0.36	36.1		0.41
Non-real estate depreciation	(2.2)		(0.01)	(2.3)		(0.03)
Less gain on insurance recoveries - The Mall of San Juan				(1.4)		(0.02)
Less gains on partial dispositions of ownership interests in UJVs, net of tax	(11.3)		(0.13)
Less gains on remeasurements of ownership interests in UJVs	(14.1)		(0.16)
Less impact of share-based compensation	—		—	—		—
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$95.9	88,773,594	$1.08	$150.1	87,898,643	$1.71
TCO's average ownership percentage of TRG - basic	70.0%			70.4%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$67.1		$1.08	$105.8		$1.71
Less TCO's additional income tax expense	—		—
Funds from Operations attributable to TCO's common shareholders	$67.1		$1.08	$105.8		$1.71

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$95.9	88,773,594	$1.08	$150.1	87,898,643	$1.71

Restructuring charges	0.4		—	0.7		0.01
Costs related to Blackstone Transactions (2)	1.1		0.01	2.1		0.02
Taubman Asia President transition costs	0.2		—
Promote fee adjustment, net of tax - Starfield Hanam (3)	0.3		—
Fluctuation in fair value of equity securities	1.5		0.02	(3.3)		(0.04)
Simon transaction costs	15.4		0.17
Costs associated with shareholder activism				16.0		0.18
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$114.9	88,773,594	$1.29	$165.5	87,898,643	$1.88
TCO's average ownership percentage of TRG - basic	70.0%			70.4%
Adjusted Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$80.4		$1.29	$116.6		$1.88
Less TCO's additional income tax expense	—		—
Adjusted Funds from Operations attributable to TCO's common shareholders	$80.4		$1.29	$116.6		$1.88

(1)	Depreciation includes $13.5 million and $11.2 million of mall tenant allowance amortization for the six months ended June 30, 2020 and 2019, respectively.

(2)
Includes $1.1 million of deferred income tax expense related to the Blackstone Transactions for the six months ended June 30, 2020, which has been recorded within Income Tax Benefit (Expense) in our Statement of Operations and Comprehensive Income (Loss). Also, includes $1.6 million of deferred income tax expense and $0.5 million of disposition costs related to the Blackstone Transactions for the six months ended June 30, 2019, which have been recorded within Income Tax Benefit (Expense) and Nonoperating Income (Expense), respectively, in our Statement of Operations and Comprehensive Income (Loss).

(3)
Includes a reduction of $0.3 million of promote fee income related to the previously recognized promote fee, net of tax, for Starfield Hanam, which has been recorded within Equity in Income (Loss) of UJVs in our Statement of Operations and Comprehensive Income (Loss).

(4)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) to Net Operating Income

	Three Months Ended June 30
	(in millions)
	2020	2019	Growth %
Net income (loss)	$(41.8)	$16.9

Add (less) depreciation and amortization:
Consolidated businesses at 100%	61.8	44.3
Noncontrolling partners in consolidated joint ventures	(1.9)	(2.1)
Share of UJVs	15.6	19.0

Add (less) interest expense and income tax expense (benefit):
Interest expense:
Consolidated businesses at 100%	33.4	38.0
Noncontrolling partners in consolidated joint ventures	(2.7)	(3.0)
Share of UJVs	15.9	18.0
Income tax expense (benefit):
Consolidated businesses at 100%	(0.2)	2.4
Noncontrolling partners in consolidated joint ventures		(0.1)
Share of UJVs	0.1	0.9

Less noncontrolling share of income of consolidated joint ventures	(0.3)	(0.8)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	4.9	6.1
EBITDA attributable to outside partners in UJVs	39.5	49.1

EBITDA at 100%	$124.4	$188.5

Add (less) items excluded from shopping center NOI:
General and administrative expenses	7.5	8.6
Management, leasing, and development services, net	(0.2)	(0.4)
Restructuring charges		0.1
Costs associated with shareholder activism		12.0
Straight-line of rents	4.1	(2.3)
Nonoperating (income) expense	0.4	(7.6)
Simon transaction costs	9.1
Gain on partial disposition of ownership interest in UJV	(0.4)
Gain on remeasurement of ownership interest in UJV	(0.4)
Unallocated operating expenses and other	5.0	8.4
NOI at 100% - total portfolio	$149.5	$207.3
Less - NOI of non-comparable centers (1)	(8.7)	(22.1)
NOI at 100% - comparable centers	$140.8	$185.2	(24.0)%
Foreign currency exchange rate fluctuation adjustment	1.0
NOI at 100% - comparable centers including lease cancellation income at constant currency	$141.9	$185.2	(23.4)%

NOI at 100% - comparable centers	$140.8	$185.2
Less lease cancellation income - comparable centers	(5.0)	(5.0)
NOI at 100% - comparable centers excluding lease cancellation income (2)	$135.8	$180.3	(24.7)%
Foreign currency exchange rate fluctuation adjustment	1.0
NOI at 100% - comparable centers excluding lease cancellation income at constant currency	$136.8	$180.3	(24.1)%

NOI at 100% - comparable centers	$140.8	$185.2
Less NOI of comparable centers attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(42.7)	(54.7)
Beneficial interest in NOI - comparable centers including lease cancellation income	98.2	130.5	(24.8)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.2
Beneficial interest in NOI - comparable centers including lease cancellation income at constant currency	$98.4	$130.5	(24.6)%

NOI at 100% - comparable centers excluding lease cancellation income (2)	$135.8	$180.3
Less NOI of comparable centers excluding lease cancellation income attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(41.5)	(53.7)
Beneficial interest in NOI - comparable centers excluding lease cancellation income	94.3	126.6	(25.5)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.2
Beneficial interest in NOI - comparable centers excluding lease cancellation income at constant currency	$94.5	$126.6	(25.3)%

NOI at 100% - total portfolio	$149.5	$207.3
Less lease cancellation income - total portfolio	(5.3)	(7.4)
Less NOI attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs excluding lease cancellation income - total portfolio	(43.4)	(54.3)
Beneficial interest in NOI - total portfolio excluding lease cancellation income	$100.8	$145.5	(30.8)%

(1) Includes Beverly Center, The Gardens Mall, The Mall of San Juan, Stamford Town Center, and Taubman Prestige Outlets Chesterfield.
(2) See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of NOI excluding lease cancellation income as a performance measure.
(3) Includes outside partner share of Asia center results at new ownership percentages post Blackstone Transactions to be comparable between periods.
(4) Amounts in this table may not add due to rounding.

Reconciliation of Net Income (Loss) to Net Operating Income

	Six Months Ended June 30, 2020
	(in millions)
	2020	2019	Growth %
Net income (loss)	$(5.3)	$46.6

Add (less) depreciation and amortization:
Consolidated businesses at 100%	113.5	89.2
Noncontrolling partners in consolidated joint ventures	(3.9)	(4.3)
Share of UJVs	32.0	36.1

Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	68.2	74.9
Noncontrolling partners in consolidated joint ventures	(5.5)	(6.1)
Share of UJVs	32.4	34.8
Income tax expense:
Consolidated businesses at 100%	0.5	2.9
Noncontrolling partners in consolidated joint ventures		(0.2)
Share of UJVs	0.4	1.7
Share of income tax expense on disposition of ownership interests	1.5

Less noncontrolling share of income of consolidated joint ventures	(1.3)	(2.3)

Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	10.7	12.9
EBITDA attributable to outside partners in UJVs	90.8	96.3

EBITDA at 100%	$334.0	$382.5

Add (less) items excluded from shopping center NOI:
General and administrative expenses	15.5	17.1
Management, leasing, and development services, net	(0.2)	(1.1)
Restructuring charges	0.4	0.7
Costs associated with shareholder activism		16.0
Straight-line of rents	3.1	(5.2)
Nonoperating income, net	(0.5)	(16.7)
Simon transaction costs	15.4
Gains on partial dispositions of ownership interests in UJVs	(12.8)
Gains on remeasurements of ownership interests in UJVs	(14.1)
Unallocated operating expenses and other	10.0	16.1
NOI at 100% - total portfolio	$350.8	$409.5
Less - NOI of non-comparable centers (1)	(26.8)	(36.3)
NOI at 100% - comparable centers	$324.1	$373.2	(13.2)%
Foreign currency exchange rate fluctuation adjustment	2.2
NOI at 100% - comparable centers including lease cancellation income at constant currency	$326.2	$373.2	(12.6)%

NOI at 100% - comparable centers	$324.1	$373.2
Less lease cancellation income - comparable centers	(7.1)	(5.4)
NOI at 100% - comparable centers excluding lease cancellation income (2)	$317.0	$367.7	(13.8)%
Foreign currency exchange rate fluctuation adjustment	2.2
NOI at 100% - comparable centers excluding lease cancellation income at constant currency	$319.1	$367.7	(13.2)%

NOI at 100% - comparable centers	$324.1	$373.2
Less NOI of comparable centers attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(96.5)	(112.6)
Beneficial interest in NOI - comparable centers including lease cancellation income	227.6	260.6	(12.7)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.5
Beneficial interest in NOI - comparable centers including lease cancellation income at constant currency	$228.0	$260.6	(12.5)%

NOI at 100% - comparable centers excluding lease cancellation income (2)	$317.0	$367.7
Less NOI of comparable centers excluding lease cancellation income attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(95.2)	(111.5)
Beneficial interest in NOI - comparable centers excluding lease cancellation income	221.8	256.2	(13.4)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.5
Beneficial interest in NOI - comparable centers excluding lease cancellation income at constant currency	$222.3	$256.2	(13.3)%

NOI at 100% - total portfolio	$350.8	$409.5
Less lease cancellation income - total portfolio	(7.7)	(8.0)
Less NOI attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs excluding lease cancellation income - total portfolio	(100.8)	(108.9)
Beneficial interest in NOI - total portfolio excluding lease cancellation income	$242.3	$292.6	(17.2)%

(1) Includes Beverly Center, The Gardens Mall, The Mall of San Juan, Stamford Town Center, and Taubman Prestige Outlets Chesterfield.
(2) See "Non-GAAP Measures - Use of Non-GAAP Measures" above for a discussion of the use and utility of NOI excluding lease cancellation income as a performance measure.
(3) Includes outside partner share of Asia center results at new ownership percentages post Blackstone Transactions to be comparable between periods.
(4) Amounts in this table may not add due to rounding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in this report at Item 2 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sensitivity Analysis."

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In connection with the Agreement and Plan of Merger (the Merger Agreement) for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG (see "Note 1 - Interim Financial Statements - Merger Agreement to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q), on June 10, 2020, Simon filed a complaint in the State of Michigan Circuit Court for the Sixth Judicial Circuit (Oakland County) (the Court) seeking a declaration that Simon validly terminated the Merger Agreement among Simon, us, and other parties and that Simon is not required to close the transaction contemplated by the Merger Agreement, and requesting an award of unspecified damages for our alleged breaches of the Merger Agreement. In its complaint, Simon alleges that we have suffered a Material Adverse Effect under the Merger Agreement due to the effects on it of the COVID-19 pandemic, and that we breached the covenants in the Merger Agreement governing the conduct of our business in the ordinary course. On June 17, 2020, TCO and TRG (the Taubman Parties) filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Answer and Counterclaim) in response to the Simon Complaint, which added Silver Merger Sub 1, LLC and Silver Merger Sub 2, LLC (with Simon and the Simon Operating Partnership, the Simon Parties) as counterclaim defendants. In the Taubman Answer and Counterclaim, we deny that we had suffered a Material Adverse Effect or that we had breached our covenant to use commercially reasonable efforts to operate in the ordinary course of business consistent with past practices, and therefore the Merger Agreement could not be terminated by the Simon Parties. Additionally, in the Taubman Answer and Counterclaim, we seek to have the Court enter a judgment of specific performance, compelling the Simon Parties to comply with their obligations under the Merger Agreement and consummate the transaction. Additionally, the Taubman Parties seek a declaratory judgment that, due to the Simon Parties’ repudiation and material breach of the Merger Agreement by delivering the Purported Termination Notice and failing to use reasonable best efforts to consummate the transaction, we have the right to seek damages, including based on the loss of the premium offered to our equity holders.

Additionally, several shareholders have filed complaints against us and our directors, stating claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78n(a), 78t(a), and U.S. Securities and Exchange Commission (SEC) Rule 14a-9, based on certain alleged misstatements or omissions in a proxy statement filed with the SEC concerning our proposed transaction with Simon.

The first shareholder complaint was filed in the United Stated District Court for the Eastern District of Michigan on May 18, 2020. The plaintiff is Hannah Mason, and the defendants are Taubman Centers, Inc. and each of its current directors. Plaintiff seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper.

The second shareholder complaint was filed in the United States District Court for the District of Delaware on May 21, 2020. The plaintiff is Joseph Post, and he seeks to represent a class of similarly situated individuals. The defendants are Taubman Centers, Inc. and each of its current directors, Simon Property Group, Inc., Simon Property Group, L.P., Silver Merger Sub 1, LLC, Silver Merger Sub 2, LLC, and The Taubman Realty Group Limited Partnership. The complaint seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, injunctive relief requiring defendants to issue a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper.
The third shareholder complaint was filed in the United States District Court for the District of New Jersey on June 2, 2020. The plaintiff is Colby Balch, and the defendants are Taubman Centers, Inc. and each of its current directors. Plaintiff seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper.

The fourth shareholder complaint was filed in the United States District Court for the Southern District of New York on June 15, 2020. The plaintiff is Stacy Baker, and the defendants are Taubman Centers, Inc. and each of its current directors. Plaintiff seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, injunctive relief directing defendants to issue a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper.

Refer to "Note 9 - Commitments and Contingencies - Simon Merger Agreement Litigation" to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the ongoing litigation with Simon and the additional shareholder litigation brought against us.

Item 1 A.	Risk Factors

You should carefully consider the risk factors below and the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to the COVID-19 Pandemic

The impact of the COVID-19 pandemic, or the impact of any future pandemic, is uncertain and hard to measure, but the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, financial statements, liquidity, and stock price in the future.

The COVID-19 pandemic has adversely impacted the global economy and financial markets, with global legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is uncertainty as to timing of stabilization and recovery. The operations of both our U.S. and Asia shopping centers have been and could continue to be adversely impacted by the COVID-19 pandemic. The impact of the COVID-19 pandemic has had adverse effects on our business, financial statements, and liquidity, which may continue and may be adverse, including, but not limited to, the following:

•
certain states and cities where our businesses operate reacted by instituting shelter in place rules, social distancing rules and guidelines, restrictions on travel and public gatherings, and restrictions on the types of business that may continue to operate, all of which resulted in the temporary closure of most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all of our centers had reopened and a substantial majority of stores had reopened. However, in mid-July 2020, two of our centers in California were ordered to temporarily close again amid rising cases of COVID-19. Also, although most of our centers have reopened, there are still various restrictions in place that limit our centers and tenants from operating at the levels they did prior to the COVID-19 pandemic. If the U.S. continues to see prolonged or increased cases of COVID-19 infection, the risk of government mandated restrictions may rise, which could require other centers to close again, but we are unable to predict such potential restrictions;

•
the COVID-19 pandemic has resulted in reduced global economic activity, which has impacted certain of our tenants' businesses, financial performance, and liquidity and has caused, and could continue to cause, certain tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables, deferrals, and reductions in rental revenues. We have experienced and may continue to experience a reduction in rent collections for an indeterminate period of time. While we have agreed to certain rent deferrals and a small number of abatements, discussions with our tenants remain ongoing and may result in further rent deferrals or lease modifications, as we deem appropriate on an individual basis based on each tenant’s unique financial and operating situation. Refer to "Note 1 - Interim Financial Statements - Risks and Uncertainties Related to COVID-19 Pandemic" and "Note 14 - New Accounting Pronouncements and Impending LIBOR Transition - New Accounting Pronouncements" to our consolidated financial statements for discussion related to our accounting for uncollectible tenant revenues and lease modifications related to the COVID-19 pandemic. Tenants could also file lawsuits against us arguing that they are not obligated to pay their rent during our center closures;

•
many of our tenants and anchors have been, and may continue to be, affected by the COVID-19 pandemic, which has led to, and could continue to lead to, reduced credit quality, increased bankruptcies, early terminations, reduced lease renewals, decreased sales performance, the closing of our tenants and anchors or increased rationalization of square footage. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named anchors, or if the tenant does not achieve certain specified sales targets. To the extent our occupancy levels decline significantly or we lose anchors, this may cause additional lease terminations. Further, replacing or maintaining mall tenants at attractive lease terms or at all could be difficult in a recession economy, which could lead to excess space in our centers and an oversupply of space in the industry. Prior to the COVID-19 pandemic, the U.S. shopping center industry already had been facing challenges and turbulence in recent years as it continued to evolve rapidly. In 2019, bankruptcies included Forever 21, one of our largest mall tenants, who accounted for 3.6% of Mall gross leasable area (GLA) as of June 30, 2020. During the six months ended June 30, 2020, 3.2% of the total number of tenant leases filed for bankruptcy, which accounted for 3.9% of Mall GLA. Further, in July 2020, an additional group of tenants accounting for 2.5% of the total number of tenant leases and 3.3% of Mall GLA also filed for bankruptcy. The impact of the COVID-19 pandemic has impeded and may continue to prolong the recovery of the U.S. shopping center and retail industries;

•
portions of our rental revenues are based on tenant sales, which have been and could continue to be affected by the COVID-19 pandemic due to store closures in the near term, and potentially in the long-term to the extent it significantly and adversely impacts mall traffic and consumer behavior, as well as the desirability of shopping, dining and entertaining at malls (particularly our large, enclosed malls) compared to other alternatives. Consumer traffic is likely to be reduced until COVID-19 infection rates are significantly reduced, a vaccination which prevents or reduces the severity of the COVID-19 pandemic becomes widely available, or a cure or treatment is developed and becomes widely available. Further, reduced economic activity could lead to a prolonged economic recession, which could negatively impact consumer discretionary spending, which could directly impact our sales based on rental revenues and mall traffic, as well as tenants’ long-term viability and appetite to remain in our centers at rent levels desirable to us or at all;

•
we are in a competitive business and our centers compete with other forms of retailing such as online retail, as well as other retail properties such as single user freestanding wholesale clubs and discount shopping stores. Also, many of our tenants are omni-channel retailers who also sell their products through various means and channels, including via the internet. Our revenues are currently predominantly reliant on consumer demand for shopping at physical shopping malls, and we could be adversely affected if we are unable to adapt to such new technologies and relationships on a timely basis. The increased popularity of digital and mobile technologies has advanced the transition of a percentage of market share from shopping at physical stores to online shopping, and the ongoing COVID-19 pandemic and restrictions intended to slow the rate of infections has increased the utilization of e-commerce and may continue to accelerate the long-term growth of online retail, reducing consumer demand for shopping at physical shopping malls. Further, consumers who had limited or no experience using online retail have recently turned to online retail as a necessity due to the inability to access our centers and the ability to purchase non-essential goods from these online retailers. As retailers become more successful selling products online, they could begin to close stores or choose not to renew existing leases at terms attractive to us;

•
global commerce, travel, and tourism have been and may continue to be adversely impacted by the COVID-19 pandemic, which could lead to limited trade and population movement (which would adversely impact our centers that significantly benefit from tourism, some of which are the most productive centers in our portfolio), issues with the movement of goods through the supply chain, and other impacts to business and consumer demand that may diminish the demand for our tenants’ products and services, which may reduce demand and rents for our properties;

•
the future growth of our portfolio could be adversely affected by the COVID-19 pandemic due to the factors mentioned elsewhere in this risk factor, which could impede us from pursuing our historical overall strategy of creating value through development, redevelopment, acquisition, or internal growth and recycling capital using long-term fixed rate financing on the centers upon stabilization. In response to the COVID-19 pandemic, we expect to defer U.S. planned capital expenditures of between $100 million and $110 million in 2020, which could also impede us from realizing internal growth within our portfolio;

•
the potential negative impact on the health of our employees, particularly if a significant number of senior management members are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic. The outbreak has forced many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business and introduce operational risk, including an increased vulnerability to potential cyber security attacks. As our on-site and management office employees return to their work locations, rising COVID-19 infection rates could result in these employees transitioning back to working remotely, with additional financial burdens and further disruption to our business. The pandemic may also have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business;

•
the negative financial impact of the COVID-19 pandemic could affect our future compliance with financial covenants of our $1.1 billion primary unsecured revolving line of credit, unsecured term loans, and other debt agreements and our ability to fund debt service. Failure to meet certain of these financial covenants or failure to pay our debt service could cause an event of default under and/or accelerate some or all of such indebtedness which could have an adverse effect on our business, financial statements, and liquidity. In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. The amendments also added a liquidity covenant, which will remain in effect through the earlier of the end of the covenant waiver period or until the financial covenants are in compliance using the definitions and requirements prior to the amendments. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. Refer to "Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan. Although we are currently able to meet our financial covenants, and expect to be able to meet our liquidity covenant during the covenant waiver period, for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan, there is no assurance that we will continue to be able to do so, even with the additional flexibility provided by the amendments.

Further, the availability of our $1.1 billion primary unsecured revolving line of credit could be reduced in the future following the covenant waiver period if the values of the assets in our unencumbered asset pool decrease as a result of effects from the COVID-19 pandemic. As a result of the additional $350 million borrowing made as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic, we have increased leverage higher than our historical average and will incur interest expense on our borrowings, as well as increase our vulnerability to future economic and industry conditions. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of June 30, 2020;

•
the financial markets and our stock price also have been adversely impacted by, and have become more volatile due to, the COVID-19 pandemic, and the negative financial impact of the COVID-19 pandemic could result in difficulty accessing debt or equity capital on attractive terms, or at all, to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

•
unanticipated costs and operating expenses and decreased revenue related to compliance with regulations, such as additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation and protective measures performed at each of our centers in compliance with all local, state and federal laws, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;

•
our ability or desire to pay dividends on our stock could be limited in the future. We did not declare a second quarter dividend on our common stock, and the decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. The Board of Directors will monitor our financial performance and liquidity position on an ongoing basis and will distribute taxable income, in the form of a common dividend and distributions to participating securities, in accordance with our partnership agreement and REIT qualification requirements as permitted under the new covenant waiver amendments; and

•
weaker economic conditions could result in lower fair values of assets and cause us to recognize impairment charges for our consolidated centers or other than temporary impairment of our Investments in UJVs.

Taken individually, or together in any combination, the above could cause an adverse effect on our business, financial statements, liquidity, and stock price although the extent of the potential effect will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on employment levels and consumer discretionary spending in the markets in which we own and operate properties), and the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others. Further, many of the Risk Factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 are more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.

Risks Related to the Merger Agreement with Simon Property Group, Inc. (Simon)

We are engaged in litigation against Simon, Simon Property Group, L.P., Silver Merger Sub 1, LLC and Silver Merger Sub 2, LLC (the Simon Parties) in relation to the Merger Agreement and the transaction contemplated thereby. If we are unsuccessful in our lawsuit, our shareholders may not realize the anticipated benefits contemplated by the Merger Agreement.

On June 10, 2020, Simon delivered to Taubman Centers, Inc. (TCO) and The Taubman Realty Group Limited Partnership (TRG) (referenced collectively as the Taubman Parties) a notice purporting to terminate the Merger Agreement (the Purported Termination Notice). In the Purported Termination Notice, Simon claimed that the Taubman Parties had suffered a Material Adverse Effect (as defined in the Merger Agreement) and had also breached its covenant to use commercially reasonable efforts to operate in the ordinary course of business. The Taubman Parties believe that Simon's purported termination of the Merger Agreement is invalid and without merit, and that Simon continues to be bound to the transaction in all respects. The Taubman Parties intend to hold Simon to its obligations under the Merger Agreement and the agreed transaction and to vigorously contest Simon's purported termination and legal claims. The Taubman Parties also intend to pursue their remedies to enforce their contractual rights under the Merger Agreement, including, among other things, the right to specific performance and the right to monetary damages, including damages based on the transaction price.

Also on June 10, 2020, Simon and the Simon Operating Partnership filed a complaint (the Simon Complaint), captioned, Simon Property Group, Inc. and Simon Property Group, L.P. v. Taubman Centers, Inc. and Taubman Realty Group, L.P., Case No. 2020-181675-CB in the State of Michigan Circuit Court for the Sixth Judicial Circuit (Oakland County) (the Court), seeking a declaratory judgment that, among other things, the Taubman Parties had suffered a Material Adverse Effect and had breached their covenant in the Merger Agreement to use commercially reasonable efforts to operate in the ordinary course of business, and, as a result, Simon’s purported termination of the Merger Agreement was valid.

On June 17, 2020, the Taubman Parties filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Answer and Counterclaim) in response to the Simon Complaint, which added Silver Merger Sub 1, LLC and Silver Merger Sub 2, LLC as counterclaim defendants. In the Taubman Answer and Counterclaim, the Taubman Parties deny that the Taubman Parties had suffered a Material Adverse Effect or that they had breached their covenant to use commercially reasonable efforts to operate in the ordinary course of business, consistent with past practices, and therefore the Merger Agreement could not be terminated by the Simon Parties. Additionally, in the Taubman Answer and Counterclaim the Taubman Parties ask the Court to enter a judgment of specific performance, compelling the Simon Parties to comply with their obligations under the Merger Agreement and consummate the transaction. Additionally, the Taubman Parties seek a declaratory judgment that, due to the Simon Parties' repudiation and material breach of the Merger Agreement by delivering the Purported Termination Notice and failing to use reasonable best efforts to consummate the transaction, the Taubman Parties have the right to seek damages, including based on the loss of the premium offered to Taubman Parties’ equity holders.

If we are unsuccessful in our lawsuit and there is an adverse decision by the Court, the transaction contemplated by the Merger Agreement may not be consummated and our shareholders may not receive the consideration which they are entitled, pursuant to the Merger Agreement, to receive upon consummation of the transaction.

Item 5.	Other Information

On August 7, 2020 (the Amendment Effective Date), a subsidiary of Taubman Centers, Inc., The Taubman Realty Group Limited Partnership (TRG), entered into an Amendment No. 2 to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Amendment) with JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lenders (the Lenders) on the signature pages thereto. The Amended Credit Amendment amends the Second Amended and Restated Revolving Credit and Term Loan Agreement dated October 28, 2019 (the Credit Agreement), which provides for an aggregate commitment of $1.1 billion on the revolving facility and an unsecured term loan of $275 million.
As previously disclosed, the Credit Agreement provides for a $1.1 billion revolving facility that bears interest at LIBOR plus a range based on TRG’s total leverage ratio and matures on February 1, 2024, with two, six-month extension options. The Credit Agreement also provides for a $275 million unsecured term loan that also bears interest at LIBOR plus a range based on TRG’s total leverage ratio and matures on February 1, 2025. The above terms were unchanged within the Amendment, however, from and after the Amendment Effective Date and through the covenant compliance date, the $1.1 billion revolving facility and the $275 million unsecured term loan will bear interest at the maximum total leverage ratio level (Level V), with the unhedged balance of the $1.1 billion revolving facility subject to a LIBOR floor of 0.5%, as provided for below:
$1.1 Billion Revolving Facility

Ratio Level	Total Leverage Ratio	LIBOR Spread	Facility Fee Rate
Level V	>55%	1.6%	0.25%
$275 Million Unsecured Term Loan

Ratio Level	Total Leverage Ratio	LIBOR Spread
Level V	>55%	1.8%
The Amendment provides that all of our existing financial covenants under the Credit Agreement are waived for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021 (the Covenant Waiver Period). The Amendment also added a liquidity covenant, which will remain in effect through the earlier of the end of the Covenant Waiver Period or until the financial covenants are in compliance using the definitions and requirements prior to the amendment. Additional material terms of the Amendment include:

•	the lenders receive a secured interest in certain unencumbered assets through the Covenant Waiver Period;

•
limitations are imposed during the Covenant Waiver Period on acquisitions, additional indebtedness, share repurchases, as well as certain required prepayments following dispositions, equity, or debt issuances;

•	the entities owning Beverly Center, Dolphin Mall, and The Gardens on El Paseo remain guarantors under the Amendment and the shopping centers owned by those entities remain unencumbered assets;

•	adds a minimum liquidity covenant, which requires TRG to maintain a minimum liquidity level of $215 million beginning on the Amendment Effective Date and through the covenant compliance date;

•	the following financial covenants have been waived in the Amendment during the Covenant Waiver Period:

◦	the net worth covenant, which requires net worth to be greater than $2.0 billion;

◦	the total leverage ratio covenant, which should not exceed 60%;

◦
the secured leverage ratio covenant, which should not exceed 50%; provided that the secured leverage ratio may exceed 50% as of the end of up to four (4) fiscal quarters of TRG during the term of the agreement (whether or not consecutive) so long as such ratio does not exceed 55%;

◦
the fixed charge coverage ratio covenant, which states at the end of each fiscal quarter of TRG, the ratio of combined EBITDA to fixed charges, each for the period of four consecutive fiscal quarters then ended, should not be less than 1.50 to 1.00;

◦
the recourse secured debt covenant, which states at the end of each fiscal quarter of TRG, the aggregate outstanding amount of recourse secured indebtedness should not exceed 20% of capitalization value; provided that the aggregate outstanding amount of recourse secured indebtedness that was incurred for purposes other than property construction does not exceed 10% of capitalization value;

◦
the minimum number and value of eligible unencumbered assets covenant, which states at any time, there should be no fewer than three eligible unencumbered assets and the value of eligible unencumbered assets should be greater than $1,275 million (measured at the end of the most recent fiscal quarter of TRG);

◦
the unencumbered leverage ratio, which states at the end of each fiscal quarter of TRG, the unencumbered leverage ratio should not exceed 60%; provided that TRG shall be permitted to cure any non-compliance with this unencumbered leverage ratio covenant by designating additional eligible unencumbered assets and delivering a guaranty executed by the applicable subsidiary guarantor within forty-five days after delivery of the financial statements and a compliance certificate demonstrating such non-compliance before such non-compliance shall become an event of default;

◦
the unencumbered interest coverage ratio, which states at the end of each fiscal quarter of TRG, the ratio of unencumbered EBITDA to unsecured interest expense, each for the period of four consecutive fiscal quarters then ended, should not be less than 2.0 to 1.0; and

◦
the unencumbered asset occupancy ratio, which states that at the end of each fiscal quarter, the eligible unencumbered assets are required to have an aggregate occupancy rate of not less than 80% of the aggregate gross leasable area within such eligible unencumbered assets.

•	provides for a fixed borrowing capacity on our $1.1 billion revolving facility of $1,012.3 million during the Covenant Waiver Period;

•	provides for flexibility to complete up to $475 million of capital improvements and redevelopment projects through the end of 2021, subject to certain minimum liquidity thresholds; and

•
permits distributions in accordance with our partnership agreement and REIT qualification requirements and the ability to continue dividend payments for our 6.5% Series J Preferred Stock and 6.25% Series K Preferred Stock.

In June 2020, we voluntarily repaid $100 million on our $1.1 billion revolving facility, reducing the balance on facility to $870 million as of June 30, 2020.

The foregoing description is qualified in its entirety by the Amendment, a copy of which is attached to this Form 10-Q in “Part II. Other Information - Item 6. Exhibits” as Exhibit 4.1, all of which is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.1*
Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 7, 2020, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.
X
4.2*
Pledge Agreement, dated as of August 7, 2020, by and among The Taubman Realty Group Limited Partnership, the subsidiaries on the signature pages thereto and JPMorgan Chase Bank N.A., as Collateral Agent.
X
10.1	Third Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated April 13, 2020.					X
10.2	Fourth Amendment to the Third Amendment and Restatement of Agreement of Limited Partnership of The Taubman Realty Group Limited Partnership dated June 5, 2020.					X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
**	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	August 10, 2020	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)