Form 10-Q
period 2020-09-30
TAUBMAN CENTERS INC
filed 2020-11-09
CIK 890319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020
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

☐ Yes ☒ No

As of November 6, 2020, there were outstanding 61,725,350 shares of common stock, par value $0.01 per share.

TAUBMAN CENTERS, INC.

TAUBMAN CENTERS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets:
Properties	$4,725,672	$4,731,061
Accumulated depreciation and amortization	(1,625,433)	(1,514,992)
	$3,100,239	$3,216,069
Investment in Unconsolidated Joint Ventures (UJVs) (Notes 2 and 4)	787,951	831,995
Cash and cash equivalents (Note 13)	256,512	102,762
Restricted cash (Note 13)	632	656
Accounts and notes receivable (Note 1)	172,525	95,416
Accounts receivable from related parties	4,065	2,112
Operating lease right-of-use assets	172,050	173,796
Deferred charges and other assets	85,616	92,659
Total Assets	$4,579,590	$4,515,465

Liabilities:
Notes payable, net (Note 5)	$3,897,515	$3,710,327
Accounts payable and accrued liabilities	278,055	268,714
Operating lease liabilities	240,611	240,777
Distributions in excess of investments in and net income of UJVs (Note 4)	461,360	473,053
Total Liabilities	$4,877,541	$4,692,871
Commitments and contingencies (Notes 5, 6, 7, 8, and 9)

Redeemable noncontrolling interests (Note 6)	$—	$—

Equity (Deficit):
Taubman Centers, Inc. Shareholders’ Equity:
Series B Non-Participating Convertible Preferred Stock, $0.001 par and liquidation value, 40,000,000 shares authorized, 25,979,064 and 26,398,473 shares issued and outstanding at September 30, 2020 and December 31, 2019	$26	$26
Series J Cumulative Redeemable Preferred Stock, 7,700,000 shares authorized, no par, $192.5 million liquidation preference, 7,700,000 shares issued and outstanding at both September 30, 2020 and December 31, 2019

Series K Cumulative Redeemable Preferred Stock, 6,800,000 shares authorized, no par, $170.0 million liquidation preference, 6,800,000 shares issued and outstanding at both September 30, 2020 and December 31, 2019

Common Stock, $0.01 par value, 250,000,000 shares authorized, 61,723,103 and 61,228,579 shares issued and outstanding at September 30, 2020 and December 31, 2019	617	612
Additional paid-in capital	746,728	741,026
Accumulated other comprehensive income (loss) (Note 12)	(41,445)	(39,003)
Dividends in excess of net income (Note 7)	(802,672)	(712,884)
	$(96,746)	$(10,223)
Noncontrolling interests (Note 6)	(201,205)	(167,183)
	$(297,951)	$(177,406)
Total Liabilities and Equity	$4,579,590	$4,515,465

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues:
Rental revenues (Note 1)	$122,817	$141,213	$377,693	$432,508
Overage rents	540	3,865	5,506	8,719
Management, leasing, and development services	440	1,927	1,830	4,035
Other (Note 1)	7,201	15,501	23,963	39,056
	$130,998	$162,506	$408,992	$484,318
Expenses:
Maintenance, taxes, utilities, and promotion	$37,053	$40,786	$110,315	$118,506
Other operating	13,289	19,753	44,223	60,210
Management, leasing, and development services	435	1,895	1,587	2,917
General and administrative	7,048	9,632	22,587	26,762
Restructuring charges (Note 1)	2,395	876	2,757	1,585
Simon Property Group, Inc. transaction costs (Note 1)	17,060		32,505
Costs associated with shareholder activism (Note 1)		675		16,675
Interest expense	33,052	37,695	101,254	112,590
Depreciation and amortization	49,235	47,849	162,769	137,064
	$159,567	$159,161	$477,997	$476,309
Nonoperating income, net (Notes 9 and 11)	1,694	11,108	1,332	26,468
Income (loss) before income tax expense, equity in income (loss) of UJVs, gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$(26,875)	$14,453	$(67,673)	$34,477
Income tax expense (Note 3)	(37)	(2,021)	(545)	(4,924)
Equity in income (loss) of UJVs (Note 4)	(9,736)	20,252	836	49,746
Income (loss) before gains on partial dispositions of ownership interests in UJVs, net of tax, and gains on remeasurements of ownership interests in UJVs	$(36,648)	$32,684	$(67,382)	$79,299
Gains on partial dispositions of ownership interests in UJVs, net of tax (Note 2)	—	138,696	11,277	138,696
Gains on remeasurements of ownership interests in UJVs (Note 2)	—	145,010	14,146	145,010
Net income (loss)	$(36,648)	$316,390	$(41,959)	$363,005
Net (income) loss attributable to noncontrolling interests (Note 6)	12,360	(94,648)	15,638	(107,118)
Net income (loss) attributable to Taubman Centers, Inc.	$(24,288)	$221,742	$(26,321)	$255,887
Distributions to participating securities of TRG (Notes 1 and 8)		(597)	(595)	(1,817)
Preferred stock dividends	(5,784)	(5,784)	(17,353)	(17,353)
Net income (loss) attributable to Taubman Centers, Inc. common shareholders	$(30,072)	$215,361	$(44,269)	$236,717

Net income (loss)	$(36,648)	$316,390	$(41,959)	$363,005
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments	(38)	(1,864)	(20,149)	(16,285)
Cumulative translation adjustment	14,521	(9,952)	4,901	(20,463)
Reclassification adjustment for amounts recognized in net income (loss)	3,819	(396)	7,873	(2,242)
	$18,302	$(12,212)	$(7,375)	$(38,990)
Comprehensive income (loss)	$(18,346)	$304,178	$(49,334)	$324,015
Comprehensive (income) loss attributable to noncontrolling interests	6,912	(93,435)	16,639	(97,829)
Comprehensive income (loss) attributable to Taubman Centers, Inc.	$(11,434)	$210,743	$(32,695)	$226,186

Basic earnings (loss) per common share (Note 10)	$(0.49)	$3.52	$(0.72)	$3.87

Diluted earnings (loss) per common share (Note 10)	$(0.49)	$3.48	$(0.72)	$3.84

Weighted average number of common shares outstanding – basic	61,696,565	61,211,249	61,512,816	61,169,279

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, July 1, 2020	40,579,064	$26	61,615,362	$616	$745,326	$(54,283)	$(772,700)	$(193,794)	$(274,809)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(100,000)		100,007	1	(1)				—
Share-based compensation under employee and director benefit plans (Note 8)			7,734		1,539				1,539
Adjustments of noncontrolling interests (Note 6)					(136)	(16)		152	—
Dividends and distributions (Note 1) (1)							(5,785)	(651)	(6,436)
Other							101		101
Net loss							(24,288)	(12,360)	(36,648)
Other comprehensive income (loss) (Note 12):
Unrealized gain (loss) on interest rate instruments						(49)		11	(38)
Cumulative translation adjustment						10,212		4,309	14,521
Reclassification adjustment for amounts recognized in net loss						2,691		1,128	3,819
Balance, September 30, 2020	40,479,064	$26	61,723,103	$617	$746,728	$(41,445)	$(802,672)	$(201,205)	$(297,951)

Balance, July 1, 2019	40,913,117	$26	61,208,580	$612	$739,046	$(44,154)	$(802,809)	$(222,673)	$(329,952)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)			(3)						—
Share-based compensation under employee and director benefit plans (Note 8)			4,593		3,077				3,077
Adjustments of noncontrolling interests (Note 6)					(1,809)			1,809	—
Dividends and distributions (excludes $6,000 of distributions attributable to redeemable noncontrolling interest) (1)							(47,700)	(18,489)	(66,189)
Partial disposition of ownership interest in UJV (Note 2)						8,185	(8,185)		—
Other							(103)		(103)
Net income							221,742	94,648	316,390
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(1,303)		(561)	(1,864)
Cumulative translation adjustment						(9,419)		(533)	(9,952)
Reclassification adjustment for amounts recognized in net income						(276)		(120)	(396)
Balance, September 30, 2019	40,913,117	$26	61,213,170	$612	$740,314	$(46,967)	$(637,055)	$(145,919)	$(88,989)

(1) We declared cash dividends of $0.40625 per share of Series J Cumulative Redeemable Preferred Stock and $0.390625 per share of Series K Cumulative Redeemable Preferred Stock for both the three months ended September 30, 2020 and 2019. We declared a cash dividend of $0.675 per common share for the three months ended September 30, 2019. We did not declare a dividend on our common stock for the three months ended September 30, 2020.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except share data)

	Taubman Centers, Inc. Shareholders’ Equity
	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Dividends in Excess of Net Income	Non-Redeemable Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	40,898,473	$26	61,228,579	$612	$741,026	$(39,003)	$(712,884)	$(167,183)	$(177,406)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(438,365)		438,395	4	(4)				—
Share-based compensation under employee and director benefit plans (Note 8)	18,956		56,129	1	6,090				6,091
Adjustments of noncontrolling interests (Note 6)					(384)	(67)		451	—
Contributions from noncontrolling interests								1,950	1,950
Dividends and distributions (Note 1) (1)							(59,305)	(19,784)	(79,089)
Partial dispositions of ownership interests in UJVs (Note 2)						3,999	(3,999)		—
Other							(163)		(163)
Net loss							(26,321)	(15,638)	(41,959)
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(14,177)		(5,972)	(20,149)
Cumulative translation adjustment						2,264		2,637	4,901
Reclassification adjustment for amounts recognized in net loss						5,539		2,334	7,873
Balance, September 30, 2020	40,479,064	$26	61,723,103	$617	$746,728	$(41,445)	$(802,672)	$(201,205)	$(297,951)

Balance, January 1, 2019	39,362,994	$25	61,069,108	$611	$676,097	$(25,376)	$(744,230)	$(215,024)	$(307,897)
Issuance of common stock pursuant to Continuing Offer (Notes 8 and 9)	(41,060)		45,511						—
Issuance of equity for acquisition of interest in UJV (Note 2)	1,500,000	1						79,319	79,320
Share-based compensation under employee and director benefit plans (Note 8)	91,183		98,551	1	6,726				6,727
Former Taubman Asia President redeemable equity adjustment (Note 6)					1,800				1,800
Adjustments of noncontrolling interests (Note 6)					55,691	(76)		(55,852)	(237)
Dividends and distributions (excludes $6,000 of distributions attributable to redeemable noncontrolling interests) (1)							(143,067)	(54,190)	(197,257)
Partial disposition of ownership interest in UJV (Note 2)						8,185	(8,185)		—
Adjustments of equity pursuant to adoption of ASC 842 (Note 1)							3,156	1,763	4,919
Other							(616)		(616)
Net income (excludes $237 of net loss attributable to redeemable noncontrolling interest) (Note 6)							255,887	107,355	363,242
Other comprehensive income (loss) (Note 12):
Unrealized loss on interest rate instruments						(11,375)		(4,910)	(16,285)
Cumulative translation adjustment						(16,760)		(3,703)	(20,463)
Reclassification adjustment for amounts recognized in net income						(1,565)		(677)	(2,242)
Balance, September 30, 2019	40,913,117	$26	61,213,170	$612	$740,314	$(46,967)	$(637,055)	$(145,919)	$(88,989)

(1) We declared cash dividends of $1.21875 per share of Series J Cumulative Redeemable Preferred Stock and $1.171875 per share of Series K Cumulative Redeemable Preferred Stock for both the nine months ended September 30, 2020 and 2019. We declared cash dividends of $0.675 and $2.025 per common share for the nine months ended September 30, 2020 and 2019, respectively. We did not declare a dividend on our common stock for either the three months ended September 30, 2020 or June 30, 2020.

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(41,959)	$363,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	162,769	137,064
Gains on partial dispositions of ownership interests in UJVs, net of tax (Note 2)	(11,277)	(138,696)
Gains on remeasurements of ownership interests in UJVs (Note 2)	(14,146)	(145,010)
Gain on Saks settlement - The Mall of San Juan (Note 9)		(10,095)
Fluctuation in fair value of equity securities (Note 11)	933	(3,346)
Income from UJVs net of distributions	17,284	3,304
Non-cash operating lease expense	1,580	1,527
Other	10,201	9,826
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, deferred charges, and other assets (Note 1)	(85,292)	(13,553)
Accounts payable and accrued liabilities	9,652	9,661
Net Cash Provided By Operating Activities	$49,745	$213,687

Cash Flows From Investing Activities:
Additions to properties	$(50,394)	$(158,740)
Partial reimbursement of Saks anchor allowance at The Mall of San Juan (Note 9)	3,000	20,000
Proceeds from partial dispositions of ownership interests in UJVs (Note 2)	48,673	235,745
Proceeds from sale of equity securities (Note 11)		52,077
Insurance proceeds for capital items at The Mall of San Juan (Note 9)		948
Contributions to UJVs (Note 2)	(8,275)	(47,849)
Distributions from UJVs (less than) in excess of income	5,673	8,117
Other	72	69
Net Cash Provided By (Used In) Investing Activities	$(1,251)	$110,367

Cash Flows From Financing Activities:
Proceeds from (payments to) revolving lines of credit, net (Note 5)	$195,000	$(189,700)
Debt payments	(8,961)	(8,430)
Debt issuance costs	(3,304)
Issuance of common stock and/or TRG Units in connection with incentive plans	(720)	(706)
Contributions from noncontrolling interests	1,950
Distributions to noncontrolling interests (Note 1)	(19,784)	(60,190)
Distributions to participating securities of TRG (Note 1)	(595)	(1,817)
Cash dividends to preferred shareholders	(17,353)	(17,353)
Cash dividends to common shareholders (Note 1)	(41,357)	(123,897)
Net Cash Provided By (Used In) Financing Activities	$104,876	$(402,093)

Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash (Note 13)	$356	$(1,656)

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	153,726	(79,695)

Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (Note 13)	103,418	142,929

Cash, Cash Equivalents, and Restricted Cash at End of Period (Note 13)	$257,144	$63,234

See notes to consolidated financial statements.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

General

Taubman Centers, Inc. (TCO) is a Michigan corporation that operates as a self-administered and self-managed real estate investment trust (REIT). TCO's sole asset is an approximate 70% general partnership interest in The Taubman Realty Group Limited Partnership (TRG), which owns direct or indirect interests in all of our real estate properties. In this report, the terms “we", "us", and "our'" refer to TCO, TRG, and/or TRG's subsidiaries as the context may require. We own, manage, lease, acquire, dispose of, develop, and expand retail shopping centers and interests therein. Our owned portfolio as of September 30, 2020 included 24 urban and suburban shopping centers operating in 11 U.S. states, Puerto Rico, South Korea, and China. The Taubman Company LLC (the Manager) provides certain management and administrative services for us and for our U.S. properties. In October 2020, we disposed of our ownership interest in Stamford Town Center, one of our two shopping centers in the state of Connecticut, and opened Starfield Anseong, a newly developed shopping center in Anseong, Gyeonggi Province, South Korea (Note 2).

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

Risks and Uncertainties Related to COVID-19 Pandemic

The operations of both our U.S. and Asia shopping centers have been and could continue to be adversely impacted by the COVID-19 pandemic. The impact of the COVID-19 pandemic has had and continues to have adverse effects on our business, financial statements, and liquidity including, but not limited to, the following:

•
reduced global economic activity has impacted certain of our tenants' businesses, financial performance, and liquidity and has caused, and could continue to cause, certain tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible tenant receivables, deferrals, and abatements;

•
the negative financial impact could affect our future compliance with financial covenants of our $1.1 billion primary unsecured revolving line of credit, unsecured term loans, and other debt agreements and our ability to fund debt service. In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan (Note 5); and

•
weaker economic conditions could result in lower fair values of assets and cause us to recognize impairment charges for our consolidated centers or other than temporary impairment of our Investments in UJVs. See Note 4 for the additional impairment recognized during the three months ended September 30, 2020 for the sale of Stamford Town Center.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In response to the COVID-19 pandemic, we temporarily closed most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all U.S. properties and nearly 85% of stores had reopened with restrictions in place to ensure compliance with all local, state, and federal laws and mandates to help ensure the health and safety of communities we serve. However, in mid-July 2020, two of our centers in California were ordered to temporarily close again amid rising cases of COVID-19. In late August, International Market Place in Hawaii was also ordered to temporarily close, but reopened in late September. In early September and October, our two centers in California reopened and currently all of our U.S. centers remain open. As of November 2, 2020, nearly 94% of our U.S. tenants had reopened with traffic, sales and tenant collections improving each month since May. If the U.S. continues to see prolonged or increased cases of COVID-19 infection, the risk of government mandated restrictions may rise, which could require centers to close.

The closures of our U.S. shopping centers adversely impacted mall tenant sales during the three and nine months ended September 30, 2020. As a result, Rental Revenues on our Consolidated Statement of Operations and Comprehensive Income (Loss) was adversely affected, primarily due to an increase in uncollectible tenant revenues for the three and nine months ended September 30, 2020. We assess collectibility of receivables on a tenant by tenant basis in accordance with ASC 842 (see "Changes in Accounting Policies - Accounts Receivable and Uncollectible Tenant Revenues"). Uncollectible tenant revenues are an estimate based on our assessment of revenues billed that may not result in collection, however we will continue our efforts to collect past due amounts. As such, the impact of the COVID-19 pandemic on our uncollectible tenant revenues in the future cannot be predicted at this point in time. The closures of our U.S. shopping centers also have adversely impacted parking revenue and food and beverage revenue of our restaurant joint venture, which has adversely affected Other Revenue on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020.

In relation to cash collections and our increased accounts receivable balance as a result of the COVID-19 pandemic, we have received requests from many tenants for rent abatement and rent deferral. A substantial amount of our rental revenue receivables for April 2020 through October 2020 currently remain outstanding and are under negotiation, including those that have been deemed uncollectible and written off, with negotiations expected to continue through the end of the year and into 2021, resulting in an increase in Accounts and Notes Receivable on our Consolidated Balance Sheet. As of September 30, 2020, the Accounts and Notes Receivable balance on our Consolidated Balance Sheet was $172.5 million, compared to $95.4 million as of December 31, 2019. As a result of the progressive increase in collections and execution of rent deferrals and abatements, during the three months ended September 30, 2020, the Accounts and Notes Receivable balance on our Consolidated Balance Sheet did not increase significantly. As of September 30, 2020, we had executed deferral and/or abatement agreements with less than a majority of U.S. leases. We have made certain accounting policy elections for rent deferrals and abatements negotiated with tenants as a result of the COVID-19 pandemic (Note 14). As a result of the uncertainty surrounding the impacts of the COVID-19 pandemic as well as the timing of the general economy's stabilization and recovery, collections and rent relief requests to-date may not be indicative of collections or requests in any future period. As such, the impact of the COVID-19 pandemic on our rental revenues, cash provided by operating activities, and accounts receivable in the future cannot be predicted at this point in time.

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

Except as referred to or implied herein, we are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our current estimates, assumptions, or the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from those estimates.

Merger Agreement

On February 9, 2020, TCO and TRG (the Taubman Parties) entered into an Agreement and Plan of Merger (the Merger Agreement) for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in TCO and an 80% ownership interest in TRG. Under the Merger Agreement, Simon, through its operating partnership, Simon Property Group, L.P. (the Simon Operating Partnership), would acquire all of TCO’s common stock (other than certain shares of excluded common stock) for $52.50 per share in cash and certain members of the Taubman Family (including Robert S. Taubman, William S. Taubman, Gayle Taubman Kalisman, and the Estate of A. Alfred Taubman) would retain certain of their TRG interests so that they remain a 20% partner in TRG and would sell their remaining ownership interest in TRG for $52.50 per share in cash. During the three and nine months ended September 30, 2020, we incurred costs of $17.1 million and $32.5 million related to the transaction, respectively, which have been separately classified as Simon Property Group, Inc. Transaction Costs on our Consolidated Statement of Operations and Comprehensive Income (Loss). For additional information regarding the Merger Agreement, see our other filings with the Securities and Exchange Commission (SEC), which are available on the SEC’s website at www.sec.gov; provided, that the content of such website is not incorporated herein by reference.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 2020, Simon filed a Supplemental Complaint. In the Supplemental Complaint, Simon alleges that the Taubman Parties breached certain interim operating covenants in the Merger Agreement by (i) amending their credit facilities and (ii) granting rent abatements and deferrals to distressed tenants. On September 16, 2020, the Taubman Parties filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Amended Answer and Counterclaim) in response to the Supplemental Complaint. In the Taubman Amended Answer and Counterclaim, the Taubman Parties deny that they breached the operating covenants in the Merger Agreement by amending their credit facilities or by granting rent abatements and deferrals to financially distressed tenants.

Trial is scheduled to begin on November 16, 2020, and is scheduled to conclude on November 20, 2020.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ownership

In addition to common stock, we had three classes of preferred stock outstanding (Series B, J, and K) as of September 30, 2020. Dividends on the 6.5% Series J Cumulative Redeemable Preferred Stock (Series J Preferred Stock) and the 6.25% Series K Cumulative Redeemable Preferred Stock (Series K Preferred Stock) are cumulative and are paid on the last business day of each calendar quarter. We own corresponding Series J and Series K Preferred Equity interests in TRG that entitle us to income and distributions (in the form of guaranteed payments) in amounts equal to the dividends payable on our Series J and Series K Preferred Stock. If the Merger Agreement referenced above is consummated per the terms of the agreement, immediately prior to the effective time of the merger of TCO with and into a subsidiary of Simon (REIT Merger Effective Time), TCO will issue a redemption notice and cause funds to be set aside to pay the redemption price for each share of Series J Preferred Stock and each share of Series K Preferred Stock, at their respective liquidation preference of $25.00 plus all accumulated and unpaid dividends up to, but not including, the redemption date of such share.

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

Outstanding voting securities of TCO at September 30, 2020 consisted of 25,979,064 shares of Series B Preferred Stock and 61,723,103 shares of common stock.

Dividends and Distributions

For both the three months ended September 30, 2020 and June 30, 2020, we did not pay a quarterly dividend to our common shareholders or any monthly distribution to participating securities of TRG. We continued to pay a quarterly dividend of $0.40625 per share on our 6.50% Series J Preferred Stock and $0.390625 per share on our 6.25% Series K Preferred Stock. The Board of Directors will continue to monitor our financial performance and liquidity position on an ongoing basis and will distribute taxable income, in the form of a common dividend and distributions to participating securities, in accordance with our partnership agreement and REIT qualification requirements as permitted under the new covenant waiver amendments (Note 5).

TRG

At September 30, 2020, TRG’s equity included two classes of preferred equity (Series J and K) and the net equity of the TRG unitholders. Net income and distributions of TRG are allocable first to the preferred equity interests, and the remaining amounts to the general and limited partners in TRG in accordance with their percentage ownership. The Series J and Series K Preferred Equity are owned by TCO and are eliminated in consolidation.

TCO's ownership in TRG at September 30, 2020 consisted of a 70% managing general partnership interest, as well as the Series J and Series K Preferred Equity interests. Our average ownership percentage in TRG for both the nine months ended September 30, 2020 and 2019 was 70%. At September 30, 2020, TRG had 87,719,766 TRG Units outstanding, of which we owned 61,723,103 TRG Units. Disclosures about TRG Units outstanding exclude TRG Profits Units granted or other share-based grants for which TRG Units may eventually be issued (Note 8).

The remaining approximate 30% of TRG Units are owned by TRG's partners other than TCO, including the Taubman Family.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Shopping center space is leased to tenants and certain anchors pursuant to lease agreements. Future rental revenues under operating leases in effect at September 30, 2020 for operating centers, assuming no new or renegotiated leases or option extensions on anchor agreements, is summarized as follows:

2020	$105,480
2021	388,639
2022	344,731
2023	312,900
2024	290,987
Thereafter	797,895

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

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Shopping center and other operational revenues	$7,201	15,501	$23,963	39,056
Management, leasing, and development services	440	1,927	1,830	4,035
Total revenue from contracts with customers	$7,641	$17,428	$25,793	$43,091

Information about Contract Balances and Unsatisfied Performance Obligations

Contract assets exist when we have a right to payment for services rendered that remains conditional on factors other than the passage of time. Similarly, contract liabilities are incurred when customers prepay for services to be rendered. Certain revenue streams within shopping center and other operational revenues may give rise to contract assets and liabilities. However, these revenue streams are generally short-term in nature and the difference between revenue recognition and cash collection, although variable, does not differ significantly from period to period. As of September 30, 2020, we had an inconsequential amount of contract assets and liabilities.

The aggregate amount of the transaction price allocated to our performance obligations that were unsatisfied, or partially unsatisfied, as of September 30, 2020 were inconsequential.

Restructuring Charges

We have been undergoing a restructuring to reduce our workforce and reorganize various areas of the organization in response to the completion of another major development cycle. During the three and nine months ended September 30, 2020, we incurred $2.4 million and $2.8 million, respectively, of expense related to our restructuring efforts. During the three and nine months ended September 30, 2019, we incurred $0.9 million and $1.6 million, respectively, of expense related to our restructuring efforts. These expenses have been separately classified as Restructuring Charges on our Consolidated Statement of Operations and Comprehensive Income (Loss).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Associated with Shareholder Activism

During the three and nine months ended September 30, 2019, we incurred $0.7 million and $16.7 million of expense associated with activities related to shareholder activism, largely legal and advisory services. Expenses for the nine months ended September 30, 2019 include a $5.0 million expense pursuant to an agreement with Land & Buildings Investment Management, LLC (Land & Buildings) for a reimbursement of a portion of the billed fees and expenses incurred by Land & Buildings and its affiliated funds in connection with Land & Buildings' activist involvement with TCO and the service on our Board of Directors of its founder and Chief Investment Officer, Jonathan Litt, which reimbursement represented a related party transaction. We received written certification from Land and Buildings that the actual billed fees and expenses as of the payment date exceeded $5.0 million.

Also included in the activism costs was a retention program for certain employees, which fully vested in December 2019. Given the uncertainties associated with shareholder activism and to ensure the retention of top talent in key positions within TCO, certain key employees were provided certain incentive benefits in the form of cash and/or equity retention awards. We and our Board of Directors believed these benefits were instrumental in ensuring the continued success of TCO during the retention period. Due to the unusual and infrequent nature of these expenses in our history, they were separately classified as Costs Associated with Shareholder Activism on our Consolidated Statement of Operations and Comprehensive Income (Loss). No expenses associated with activities related to shareholder activism were incurred during the three or nine months ended September 30, 2020.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Dispositions, Partial Dispositions of Ownership Interests, Acquisition, Redevelopments, and Development

Dispositions

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

In October 2020, we disposed of our ownership interest in Stamford Town Center (Note 4).

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

In September 2019, we completed the sale of 50% of our interest in Starfield Hanam. Net cash proceeds from the sale were $235.7 million following the allocation to Blackstone of its share of third party debt and transaction costs. An initial gain of $138.7 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon the completion of the sale, we remeasured our remaining 17.15% interest in the shopping center to fair value, resulting in the recognition of a $145.0 million gain on remeasurement.

The sale of 50% of our interest in CityOn.Zhengzhou was completed in December 2019. In March 2020, we received an additional $0.5 million of cash proceeds from the sale of 50% of our interest in CityOn.Zhengzhou. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.5 million gain on disposition and an additional $0.5 million gain on remeasurement during the nine months ended September 30, 2020.

In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net cash proceeds from the sale were $48.0 million, following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. A gain of $10.6 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon completion of the sale, we remeasured our remaining 25% interest in the shopping center to fair value, resulting in the recognition of a $13.2 million gain on remeasurement. In June 2020, we received an additional $0.4 million of cash proceeds from the sale of 50% of our interest in CityOn.Xi'an. As a result, we recorded adjustments in June 2020 to the previously recognized gains resulting in an additional $0.4 million gain on disposition and an additional $0.4 million gain on remeasurement.

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

Asia Development

Starfield Anseong

We have a joint venture with Shinsegae Group, which owns and manages Starfield Anseong, a 1.0 million square foot shopping center in Anseong, Gyeonggi Province, South Korea. The shopping center opened in October 2020. We have a 49% interest in Starfield Anseong. As of September 30, 2020, our share of total project costs was $287.6 million, after cumulative currency translation adjustments. This investment is classified within Investment in UJVs on our Consolidated Balance Sheet.

Note 3 - Income Taxes

Income Tax Expense (Benefit)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act allows a Federal net operating loss (NOL) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Additionally, the CARES Act permits bonus depreciation deductions for qualifying improvement property additions retroactive for tax years after 2017. As a result, our taxable REIT subsidiary had an amended total NOL of $12.8 million from its 2018 tax year that was carried back to prior tax years to claim a total Federal tax refund of $4.5 million, which was received in 2020. A net Federal tax benefit of $1.9 million was recorded as an income tax benefit to reflect the effective 36% Federal tax recovery rate of the NOL carryback as compared to the 21% corporate tax rate at which the deferred items were originally recorded. The net Federal deferred tax asset has been reduced by $2.3 million in 2020 primarily due to the full utilization of the 2018 Federal NOL in the carryback claim and the use of additional investment tax credits in 2019.

Our income tax expense (benefit) for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019		2020		2019
Federal current	$—	(78)		$—		$38
Federal deferred	(186)	681		(2,112)		1,302
Foreign current	253	1,191	(1)	1,355		1,787	(1)
Foreign deferred	(55)	157		1,181	(2)	1,592	(2)
State current	22	3		38		44
State deferred	3	67		83		161
Total income tax expense (benefit)	$37	$2,021		$545		$4,924

(1)
During the three and nine months ended September 30, 2019, we recognized $0.9 million of income tax expense related to a promote fee paid by our previous institutional partner in Starfield Hanam (Note 4).

(2)
Due to the sale of 50% of our interests to funds managed by Blackstone (Note 2), we are no longer able to assert indefinite reinvestment in CityOn.Xi'an and CityOn.Zhengzhou. The foreign deferred tax expense (10% tax rate) is related to an excess of the Investment in the UJVs under GAAP accounting over the tax basis of our investments. During the nine months ended September 30, 2020, we recognized $1.3 million of foreign deferred tax expense and recognized $1.7 million of foreign deferred tax expense for the nine months ended September 30, 2019.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes

Deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	2020		2019
Deferred tax assets:
Federal	$1,951	(1)	$4,385	(2)
Foreign	2,341		2,020
State	1,656		1,388
Total deferred tax assets	$5,948		$7,793
Valuation allowances	(3,212)	(3)	(2,761)	(4)
Net deferred tax assets	$2,736		$5,032
Deferred tax liabilities:
Foreign (5)	$5,497		$4,449
Total deferred tax liabilities	$5,497		$4,449

(1)	The Federal deferred tax asset is net of Federal deferred tax liabilities and includes a $2.8 million Federal investment tax credit carryforward.

(2)	Includes a $4.4 million Federal investment tax credit carryforward.

(3)	Includes a $1.8 million valuation allowance against Foreign deferred tax assets, and a $1.4 million valuation allowance against State deferred tax assets.

(4)	Includes a $1.7 million valuation allowance against Foreign deferred tax assets, and a $1.1 million valuation allowance against State deferred tax assets.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investments in UJVs

General Information

We own beneficial interests in joint ventures that own shopping centers. TRG is the sole direct or indirect managing general partner or managing member of Fair Oaks Mall, International Plaza, Sunvalley, The Mall at University Town Center, and Westfarms; however, these joint ventures are accounted for under the equity method due to the substantive participation rights of the outside partners. TRG also provides certain management, leasing, and/or development services to the other shopping centers noted below.

Shopping Center	Ownership as of September 30, 2020 and December 31, 2019
CityOn.Xi'an (1)	25% / 50%
CityOn.Zhengzhou	24.5
Country Club Plaza	50
Fair Oaks Mall	50
The Gardens Mall	48.5
International Plaza	50.1
The Mall at Millenia	50
Stamford Town Center (2)	50
Starfield Anseong (3)	Note 2
Starfield Hanam	17.15
Sunvalley	50
The Mall at University Town Center	50
Waterside Shops	50
Westfarms	79

(1)	In February 2020, we completed the sale of 50% of our interest in CityOn.Xian (Note 2).

(2)	In October 2020, we disposed of our 50% interest in Stamford Town Center (Note 2).

(3)	Starfield Anseong opened in October 2020 (Note 2).

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Financial Information

Combined balance sheet and results of operations information is presented in the following table for our UJVs, followed by TRG's beneficial interest in the combined operations information. The combined financial information of the UJVs as of September 30, 2020 and December 31, 2019 excludes the balances of Starfield Anseong, which was under development as of September 30, 2020 (Note 2). Beneficial interest is calculated based on TRG's ownership interest in each of the UJVs.

	September 30, 2020	December 31, 2019
Assets:
Properties	$3,821,579	$3,816,923
Accumulated depreciation and amortization	(1,018,816)	(942,840)
	$2,802,763	$2,874,083
Cash and cash equivalents	170,994	201,501
Accounts and notes receivable	154,476	122,569
Operating lease right-of-use assets	13,296	11,521
Deferred charges and other assets	149,804	178,708
	$3,291,333	$3,388,382

Liabilities and accumulated equity (deficiency) in assets:
Notes payable, net (1)	$3,051,345	$3,049,737
Accounts payable and other liabilities	265,663	341,263
Operating lease liabilities	15,043	13,274
TRG's accumulated deficiency in assets	(257,933)	(212,380)
UJV Partners' accumulated equity in assets	217,215	196,488
	$3,291,333	$3,388,382

TRG's accumulated deficiency in assets (above)	$(257,933)	$(212,380)
TRG's investment in Starfield Anseong (Note 2) and advances to CityOn.Zhengzhou	215,784	209,024
TRG basis adjustments, including elimination of intercompany profit	337,167	329,673
TCO's additional basis	31,573	32,625
Net investment in UJVs	$326,591	$358,942
Distributions in excess of investments in and net income of UJVs	461,360	473,053
Investment in UJVs	$787,951	$831,995

(1) The Notes Payable, Net amount excludes the construction financing outstanding for Starfield Anseong of $237.1 million ($116.2 million at TRG's share) as of September 30, 2020.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues	$134,084	$153,749	$402,503	$450,775
Maintenance, taxes, utilities, promotion, and other operating expenses	$50,799	$54,441	$156,323	$158,851
Impairment charge	39,646		39,646
Interest expense	35,456	35,926	105,686	104,637
Depreciation and amortization	31,932	31,861	93,662	98,501
Total operating costs	$157,833	$122,228	$395,317	$361,989
Nonoperating income, net (1)	12,143	837	13,285	2,161
Income tax expense	(2,184)	(2,023)	(6,451)	(5,669)
Net income (loss)	$(13,790)	$30,335	$14,020	$85,278

Net income attributable to TRG	$(7,155)	$15,545	$6,477	$43,993
Realized intercompany profit, net of depreciation on TRG’s basis adjustments	(2,229)	5,195	(4,588)	7,213
Depreciation of TCO's additional basis	(352)	(488)	(1,053)	(1,460)
Equity in income (loss) of UJVs	$(9,736)	$20,252	$836	$49,746

Beneficial interest in UJVs’ operations:
Revenues less maintenance, taxes, utilities, promotion, and other operating expenses	$23,548	$56,703	$98,942	$158,813
Impairment charge	(19,834)		(19,834)
Interest expense	(16,127)	(17,798)	(48,487)	(52,579)
Depreciation and amortization	3,610	(17,662)	(28,423)	(53,808)
Income tax expense	(933)	(991)	(1,362)	(2,680)
Equity in income (loss) of UJVs	$(9,736)	$20,252	$836	$49,746

(1)
In addition to the disposition of 50% of our ownership interest in Starfield Hanam, in September 2019, Blackstone also purchased the 14.7% interest in Starfield Hanam that was previously owned by our institutional joint venture partner. Our previous partnership agreement provided for a promote fee due to Taubman Asia upon the institutional partner's exit from the partnership based on performance measures under the prior agreement, which resulted in the recognition of a $4.8 million promote fee during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, reductions of the previously recognized promote fee of $0.3 million and $0.6 million, respectively, were recognized.

Related Party

We have a note receivable outstanding with CityOn.Zhengzhou, which was originally issued to fund development costs. The balance of the note receivable was $44.4 million and $43.1 million as of September 30, 2020 and December 31, 2019, respectively, and is classified within Investment in UJVs on our Consolidated Balance Sheet.

Stamford Town Center

In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million within Equity in Income (Loss) of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represented the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its expected fair value, which was based on offers received from potential buyers of the shopping center at that time.

In October 2020, we completed the sale of our interest in Stamford Town Center. As a result of the sale, during both the three and nine months ended September 30, 2020, we recognized an impairment charge of $19.8 million within Equity in Income (Loss) of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represents the excess of the book value of our equity investment in Stamford Town Center over our $9.7 million share of the net sales proceeds.

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

	At 100%				At Beneficial Interest
	Consolidated Subsidiaries		UJVs		Consolidated Subsidiaries		UJVs
Debt as of:
September 30, 2020	$3,897,515		$3,288,418		$3,606,741		$1,581,599
December 31, 2019	3,710,327		3,049,737		3,419,625		1,508,506

Capitalized interest:
Nine Months Ended September 30, 2020	$4,784	(1)	$1,405	(2)	$4,685	(1)	$1,165	(2)
Nine Months Ended September 30, 2019	6,138	(1)	189		6,120	(1)	112

Interest expense:
Nine Months Ended September 30, 2020	$101,254		$104,101		$92,977		$48,487
Nine Months Ended September 30, 2019	112,590		104,637		103,692		52,579

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

Revolving Lines of Credit

In late March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of September 30, 2020. In August 2020, we entered into an amendment to waive all of our existing financial covenants related to our primary unsecured revolving line of credit for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021 (the covenant waiver period), including setting a maximum amount that can be borrowed at $1,012.3 million until the financial covenants are in compliance using the definitions and requirements prior to the amendments (the covenant compliance date), which must be no later than the quarter ending June 30, 2022. See Debt Covenants and Guarantees for further information. We also have a secured revolving line of credit of $65 million. The availability under these facilities as of September 30, 2020, after considering the outstanding balances, the outstanding letters of credit, and the terms of the covenant waiver amendment as of September 30, 2020, was $197.5 million.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum unencumbered asset occupancy ratio. In August 2020, we entered into amendments which waive these financial covenants and replace them with a single liquidity covenant for the covenant waiver period. See below for further details related to the covenant waiver. We were in compliance with the liquidity covenant and loan obligations as of September 30, 2020. Failure to meet the liquidity covenant could cause an event of default under and/or accelerate some or all of such indebtedness, which could have an adverse effect on us. The maximum payout ratio covenant will limit the payment of distributions after the covenant waiver period generally to 95% of Funds from Operations, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets.

The August 2020 amendments waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the covenant waiver period. The existing covenant requiring us to maintain a minimum of three eligible unencumbered assets remains in effect during the covenant waiver period. The amendments also added a liquidity covenant, which remains in effect until the covenant compliance date. The amendments impose limitations during the waiver period on acquisitions, additional indebtedness, share repurchases, as well as certain required prepayments following dispositions, equity or debt issuances. Additionally, the lenders have received a secured interest in certain unencumbered assets through the waiver period. The amendments provide for flexibility to complete planned capital spending, including spending for tenant allowances and redevelopment projects. In relation to distributions, the amendments permit distributions of taxable income in accordance with our partnership agreement and REIT qualification requirements and the ability to continue dividend payments for our 6.5% Series J Preferred Stock and 6.25% Series K Preferred Stock. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan.

Through the covenant compliance date, our primary unsecured revolving line of credit bears interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee; our $275 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.80%; and our $250 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.90%.

In connection with the August 2018 financing at International Market Place, TRG provided an unconditional guarantee of the loan principal balance and all accrued but unpaid interest during the term of the loan. The $250 million loan is interest only during the initial three year term with principal amortization required during the extension periods, if exercised. Accrued but unpaid interest as of September 30, 2020 was $0.5 million. We believe the likelihood of a repayment under the guarantee to be remote.

In connection with the $175 million additional financing at International Plaza, which is owned by a UJV, TRG provided an unconditional and several guarantee of 50.1% of all obligations and liabilities related to an interest rate swap that was required on the debt for the term of the loan. As of September 30, 2020, the interest rate swap was a $3.0 million liability and accrued but unpaid interest was $0.2 million. We believe the likelihood of a payment under the guarantee to be remote.

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

International Market Place

We own a 93.5% controlling interest in a joint venture that owns International Market Place in Waikiki, Honolulu, Hawaii. The 6.5% joint venture partner has no obligation and no right to contribute capital. We are entitled to a preferential return on our capital contributions. We have the right to purchase the joint venture partner's interest and the joint venture partner has the right to require us to purchase the joint venture partner's interest annually. The purchase price of the joint venture partner's interest will be based on fair value. Considering the redemption provisions, we account for the joint venture partner's interest as a contingently redeemable noncontrolling interest with a carrying value of zero at both September 30, 2020 and December 31, 2019. Any adjustments to the redemption value are recorded through equity.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Redeemable Noncontrolling Interest

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Beginning Balance	$—	$6,000	$—	$7,800
Distributions		(6,000)		(6,000)
Allocation of net loss				(237)
Former Taubman Asia President adjustment of redeemable equity				(1,800)
Adjustments of redeemable noncontrolling interest				237
Ending Balance	$—	$—	$—	$—

Equity Balances of Non-redeemable Noncontrolling Interests

The net equity balance of the non-redeemable noncontrolling interests as of September 30, 2020 and December 31, 2019 included the following:

	2020	2019
Non-redeemable noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	$(152,330)	$(153,343)
Noncontrolling interests in partnership equity of TRG	(48,875)	(13,840)
	$(201,205)	$(167,183)

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to the noncontrolling interests for the three months ended September 30, 2020 and 2019 included the following:

	Three Months Ended September 30
	2020	2019
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income (loss) of consolidated joint ventures	$(308)	$958
Noncontrolling share of income (loss) of TRG	(12,052)	93,690
	$(12,360)	$94,648

Net income (loss) attributable to the noncontrolling interests for the nine months ended September 30, 2020 and 2019 included the following:

	Nine Months Ended September 30
	2020	2019
Net income (loss) attributable to noncontrolling interests:
Non-redeemable noncontrolling interests:
Noncontrolling share of income of consolidated joint ventures	1,015	$3,456
Noncontrolling share of income (loss) of TRG	(16,653)	103,899
	$(15,638)	$107,355
Redeemable noncontrolling interest:		(237)
	$(15,638)	$107,118

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Transactions

The following table presents the effects of changes in TCO’s ownership interest in consolidated subsidiaries on TCO’s equity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30
	2020	2019
Net income (loss) attributable to TCO common shareholders	$(44,269)	$236,717
Transfers (to) from the noncontrolling interest:
Increase (decrease) in TCO’s paid-in capital for adjustments of noncontrolling interest (1)	(384)	55,691
Net transfers (to) from noncontrolling interests	(384)	55,691
Change from net income (loss) attributable to TCO and transfers (to) from noncontrolling interests	$(44,653)	$292,408

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

Finite Life Entities

ASC Topic 480, “Distinguishing Liabilities from Equity” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. At September 30, 2020, we held a controlling interest in a consolidated entity with a specified termination date in 2083. The noncontrolling owners' interest in this entity is to be settled upon termination by distribution or transfer of either cash or specific assets of the underlying entity. The estimated fair value of this noncontrolling interest was approximately $152 million at September 30, 2020, compared to a book value of $(152.3) million that is classified in Noncontrolling Interests on our Consolidated Balance Sheet. The fair value of the noncontrolling interest was calculated as the noncontrolling interest's effective ownership share of the underlying property's net asset value. The property's net asset value was estimated by considering its in-place net operating income, current market capitalization rate, and mortgage debt outstanding.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020, we had the following outstanding derivatives that were designated and are expected to be effective as cash flow hedges of the interest payments and/or the currency exchange rate on the associated debt.

Instrument Type	Ownership	Notional Amount	Swap Rate	Credit Spread on Loan			Total Swapped Rate on Loan			Maturity Date
Consolidated Subsidiaries:
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.80%		(1)	3.94%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	100,000	2.14%	1.80%		(1)	3.94%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.80%		(1)	3.94%		(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (1)	100%	50,000	2.14%	1.60% /	1.80%	(1)	3.74% /	3.94%	(1)	February 2022
Receive variable (LIBOR) /pay-fixed swap (2)	100%	125,000	3.02%	1.90%		(2)	4.92%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	75,000	3.02%	1.90%		(2)	4.92%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (2)	100%	50,000	3.02%	1.90%		(2)	4.92%		(2)	March 2023
Receive variable (LIBOR) /pay-fixed swap (3)	100%	12,000	2.09%	1.40%			3.49%			March 2024
UJVs:
Receive variable (LIBOR) /pay-fixed swap (4)	50.1%	155,791	1.83%	1.75%			3.58%			December 2021

(1)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payment accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow. We are currently using these swaps to manage interest rate risk on the $275 million unsecured term loan and $25 million on the $1.1 billion primary unsecured revolving line of credit. The credit spread on these loans can vary within a range of 1.15% to 1.80% on the $275 million unsecured term loan and 1.05% to 1.60% on the $1.1 billion unsecured revolving line of credit, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 3.29% to 3.94% on the $275 million unsecured term loan and 3.19% to 3.74% on $25 million of the $1.1 billion primary unsecured revolving line of credit during the remaining swap period. In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit and $275 million unsecured term loan for the covenant waiver period. Through the covenant compliance date, our primary unsecured revolving line of credit bears interest at the maximum total leverage ratio level of LIBOR, subject to 0.5% floor on the unhedged balance, plus 1.60%, and our $275 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.80%.

(2)
The hedged forecasted transaction for each of these swaps is the first previously unhedged one-month LIBOR-indexed interest payment accrued and made each month on a debt principal amount equal to the swap notional amount, regardless of the specific debt agreement from which they may flow beginning with the March 2019 effective date of these swaps. We are currently using these swaps to manage interest rate risk on the $250 million unsecured term loan. The credit spread on this loan can vary within a range of 1.25% to 1.90%, depending on our total leverage ratio at the measurement date, resulting in an effective rate in the range of 4.27% to 4.92% during the swap period. In August 2020, we entered into amendments to waive all of our existing financial covenants related to our $250 million unsecured term loan for the covenant waiver period. Through the covenant compliance date, our $250 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.90%.

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

We expect that approximately $14.8 million of AOCI of TCO and the noncontrolling interests will be reclassified from AOCI and recognized as an increase in expense in the following 12 months.

The following tables present the effect of derivative instruments on our Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019. The tables include the amount of gains or losses on outstanding derivative instruments recognized in OCI in cash flow hedging relationships and the location and amount of gains or losses reclassified from AOCI into income resulting from outstanding derivative instruments.

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30			Three Months Ended September 30
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$3,431	$(2,059)	Interest Expense	$(3,399)	$(400)
Interest rate contracts – UJVs	334	(253)	Equity in Income (Loss) of UJVs	(333)	85
Cross-currency interest rate contract – UJV	16	52	Equity in Income (Loss) of UJVs	(87)	711
Total derivatives in cash flow hedging relationships	$3,781	$(2,260)		$(3,819)	$396

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30			Nine Months Ended September 30
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts – consolidated subsidiaries	$(11,192)	$(16,583)	Interest Expense	$(7,479)	$366
Interest rate contracts – UJVs	(1,106)	(1,953)	Equity in Income (Loss) of UJVs	(627)	354
Cross-currency interest rate contract – UJV	22	9	Equity in Income (Loss) of UJVs	233	1,522
Total derivatives in cash flow hedging relationships	$(12,276)	$(18,527)		$(7,873)	$2,242

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record all derivative instruments at fair value on our Consolidated Balance Sheet. The following table presents the location and fair value of our derivative financial instruments as reported on our Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019.

		Fair Value
	Consolidated Balance Sheet Location	September 30, 2020	December 31, 2019
Liability derivatives:
Interest rate contracts – consolidated subsidiaries	Accounts Payable and Accrued Liabilities	$(26,611)	$(15,419)
Interest rate contract – UJV	Investment in UJVs	(1,518)	(412)
Cross-currency interest rate contract – UJV	Investment in UJVs		(91)
Total liabilities designated as hedging instruments		$(28,129)	$(15,922)

Contingent Features

Our outstanding derivatives contain provisions that state if the hedged entity defaults on its indebtedness above a certain threshold, then the derivative obligation could also be declared in default. The cross default thresholds vary for each agreement, ranging from $0.1 million of any indebtedness to $50 million of indebtedness on TRG's indebtedness. As of September 30, 2020, we are not in default on any indebtedness that would trigger a credit-risk-related default on our current outstanding derivatives.
As of September 30, 2020 and December 31, 2019, the fair value of derivative instruments with credit-risk-related contingent features that were in a liability position was $28.1 million and $15.9 million, respectively. As of September 30, 2020 and December 31, 2019, we were not required to post any collateral related to these agreements. If we breached any of these provisions we would be required to settle our obligations under the agreements at their fair value. See Note 5 regarding guarantees and Note 11 for fair value information on derivatives.

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

Expensed and Capitalized Costs

The compensation cost charged to income for our share-based compensation plans was $1.7 million and $5.7 million for the three and nine months ended September 30, 2020, respectively. The compensation cost charged to income for our share-based compensation plans was $1.9 million and $6.1 million for the three and nine months ended September 30, 2019, respectively. Compensation cost capitalized as part of properties and deferred leasing costs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019.

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

Summaries of Activity for the Nine Months Ended September 30, 2020

Restricted TRG Profits Units

	Number of Restricted TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	22,411	$54.73
Units recovered and cancelled (1)	(58)	57.84
Vested and converted (2)	(14,199)	57.84
Outstanding at September 30, 2020	8,154	$49.29

(1)
This reflects the recovery and cancellation of previously granted Restricted TRG Profits Units, which vested on March 1, 2020, as a result of the actual cash distributions made during the vesting period.

(2)	This represents the conversion of Restricted TRG Profits Units to TRG Units, which vested on March 1, 2020, and had previously satisfied certain tax–driven requirements.

As of September 30, 2020, there was $0.1 million of total unrecognized compensation cost related to nonvested Restricted TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.4 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relative TSR Performance-based TRG Profits Units

	Number of relative TSR Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	50,420	$22.81
Units recovered and cancelled (1)	(27,318)	23.14
Vested and converted (2)	(4,757)	23.14
Outstanding at September 30, 2020	18,345	$22.22

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

As of September 30, 2020, there was $0.1 million of total unrecognized compensation cost related to nonvested Relative TSR Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.4 years.

NOI Performance-based TRG Profits Units

	Number of NOI Performance-based TRG Profits Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	50,420	$2.99
Units recovered and cancelled (1)	(32,075)	—
Outstanding at September 30, 2020	18,345	$8.21

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

As of September 30, 2020, there was less than $0.1 million of total unrecognized compensation cost related to nonvested NOI Performance-based TRG Profits Units outstanding. This cost is expected to be recognized over an average period of 0.4 years.

TSR - Based Performance Share Units

	Number of TSR PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	29,375	$82.95
Vested (1)	(2,492)	79.60
Outstanding at September 30, 2020	26,883	$83.26

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

As of September 30, 2020, there was $0.7 million of total unrecognized compensation cost related to nonvested TSR PSU outstanding. This cost is expected to be recognized over an average period of 1.2 years.

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOI - Based Performance Share Units

	Number of NOI PSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	29,375	$40.95
Granted	31,318	43.24
Vested (1)	(2,492)	—
Outstanding at September 30, 2020	58,201	$43.94

(1)
The actual number of shares of common stock issued upon vesting on March 1, 2020 was zero. That is, despite the completion of applicable employee service requirements, the number of shares ultimately considered earned is determined by the extent to which NOI was achieved during the performance period.

As of September 30, 2020, there was $1.4 million of total unrecognized compensation cost related to nonvested NOI PSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

Restricted Share Units

	Number of RSU	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	179,846	$57.73
Granted	84,352	47.07
Vested	(52,723)	64.22
Forfeited	(5,398)	53.98
Outstanding at September 30, 2020	206,077	$51.81

As of September 30, 2020, there was $4.8 million of total unrecognized compensation cost related to nonvested RSU outstanding. This cost is expected to be recognized over an average period of 1.8 years.

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

Based on a market value at September 30, 2020 of $33.29 per share for our common stock, the aggregate value of TRG Units that may be tendered under the Cash Tender Agreement was $0.8 billion. The purchase of these interests at September 30, 2020 would have resulted in us owning an additional 28% interest in TRG.

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

Additionally, several shareholders have filed complaints against us and our directors, stating claims arising under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78n(a), 78t(a), and U.S. Securities and Exchange Commission (SEC) Rule 14a-9, based on certain alleged misstatements or omissions in a proxy statement filed with the SEC concerning our proposed transaction with Simon. We are attempting to resolve all of these complaints and have tendered these complaints to our insurance carrier. The outcome of the actions cannot be predicted, and, at this time, we are unable to estimate the amount of loss that could result from unfavorable outcomes. As such, as of September 30, 2020, no contingent liability was recorded.

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

The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the nine months ended September 30, 2019. There were no insurance proceeds received during the three months ended September 30, 2019 or the three and nine months ended September 30, 2020:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Nine Months Ended September 30, 2019

		(in thousands)
Business interruption insurance recoveries	Nonoperating Income, Net	$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income, Net	185
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)
Gain on insurance recoveries	Nonoperating Income, Net	1,418

(1)	Represents amounts recognized in prior periods that were credited back to tenants upon receipt of business interruption claim proceeds.

(2)	Represents reduction of depreciation expense recorded in June 2019 for proceeds received in final settlement of insurance claim, which offset the original deductible expensed in 2017.

In August 2019, we settled previously ongoing litigation in the Commonwealth of Puerto Rico Court of First Instance, San Juan Judicial Center, Superior Court, Civil No. SJ2017CV02094 (503) related to the Saks Fifth Avenue store at The Mall of San Juan. As a result of the settlement, Saks Fifth Avenue agreed to pay us $26 million for partial reimbursement of the previously paid anchor allowance in exchange for the termination of their obligations under their agreements. $20 million was received in August 2019; $3 million was received in January 2020, and $3 million will be received on or before January 2021. The allowance reimbursement and value of the former Saks Fifth Avenue building and improvements, which we now control, exceeded the write-off of the book value of the anchor allowance and legal costs incurred in the third quarter of 2019, resulting in the recognition of a $10.1 million net gain, which has been included within Nonoperating Income, Net on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019.
Along with the settlement of the lawsuit, we have resolved substantially all of the leases with other mall tenants that had co-tenancy requirements related to Saks Fifth Avenue.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income (loss) attributable to TCO common shareholders (Numerator):
Basic	$(30,072)	$215,361	$(44,269)	$236,717
Impact of additional ownership of TRG		1,512		2,506
Diluted	$(30,072)	$216,873	$(44,269)	$239,223

Shares (Denominator) – basic	61,696,565	61,211,249	61,512,816	61,169,279
Effect of dilutive securities		1,034,165		1,063,217
Shares (Denominator) – diluted	61,696,565	62,245,414	61,512,816	62,232,496

Earnings (loss) per common share – basic	$(0.49)	$3.52	$(0.72)	$3.87
Earnings (loss) per common share – diluted	$(0.49)	$3.48	$(0.72)	$3.84

The calculation of diluted earnings per common share in certain periods excluded certain potential common stock including outstanding TRG Units and unissued TRG Units under a unit option deferral election, both of which may be exchanged for common shares of TCO under the Continuing Offer. The table below presents the potential common stock excluded from the calculation of diluted earnings per common share as they were anti-dilutive in the period presented. Potentially dilutive securities were excluded from the computation of EPS for the three and nine months ended September 30, 2020 because they were anti-dilutive due to net losses in these periods.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Weighted average noncontrolling TRG Units outstanding	3,211,571	5,977,536	3,355,589	5,388,947
Unissued TRG Units under unit option deferral elections	871,262		871,262
Unvested TSR PSU, NOI PSU, Restricted and Performance-based TRG Profits Units, RSU and deferred shares under the Non-Employee Directors’ Deferred Compensation Plan	289,116		239,556

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
We owned zero Simon common shares as of both September 30, 2020 and December 31, 2019. In January 2019, we sold our remaining investment in 290,124 Simon common shares at an average price of $179.52 per share. Proceeds from the sale were used to pay down our revolving lines of credit.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements as of September 30, 2020 Using		Fair Value Measurements as of December 31, 2019 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Insurance deposit	$11,187		$11,213
Total assets	$11,187	$—	$11,213	$—

Derivative interest rate contracts (Note 7)		$(26,611)		$(15,419)
Total liabilities		$(26,611)		$(15,419)

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

We own interests in various strategic partnerships that are not displayed in the above table as the fair value of such ownership interests is inconsequential. During the nine months ended September 30, 2020, one of these partnerships was sold resulting in a $1.5 million write down of our investment and the fair value of one of these partnerships was increased by $0.6 million, which were recorded within Nonoperating Income, Net within our Consolidated Statement of Operations and Comprehensive Income (Loss).

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Carried at Other Than Fair Values

Notes Payable

The fair value of notes payable is estimated using cash flows discounted at current market rates and therefore falls into Level 2 of the fair value hierarchy. When selecting discount rates for purposes of estimating the fair value of notes payable at September 30, 2020 and December 31, 2019, we employed the credit spreads at which the debt was originally issued.

The estimated fair values of notes payable at September 30, 2020 and December 31, 2019 were as follows:

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable, net	$3,897,515	$4,120,266	$3,710,327	$3,753,531

The fair values of the notes payable are dependent on the interest rates used in estimating the values. An overall 1% increase in interest rates employed in making these estimates would have decreased the fair values of the debt shown above at September 30, 2020 by $132.2 million or 3.2%.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Accumulated Other Comprehensive Income

Changes in the balance of each component of AOCI for the nine months ended September 30, 2020 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2020	$(18,953)	$(20,050)	$(39,003)	$(8,176)	$4,197	$(3,979)
Other comprehensive income (loss) before reclassifications	2,264	(14,177)	(11,913)	2,637	(5,972)	(3,335)
Amounts reclassified from AOCI		5,539	5,539		2,334	2,334
Net current period other comprehensive income (loss)	$2,264	$(8,638)	$(6,374)	$2,637	$(3,638)	$(1,001)
Partial disposition of ownership interest in UJV	3,999		3,999			—
Adjustments due to changes in ownership	(137)	70	(67)	137	(70)	67
September 30, 2020	$(12,827)	$(28,618)	$(41,445)	$(5,402)	$489	$(4,913)

Changes in the balance of each component of AOCI for the nine months ended September 30, 2019 were as follows:

	TCO AOCI			Noncontrolling Interests AOCI
	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total	Cumulative translation adjustment	Unrealized gains (losses) on interest rate instruments and other	Total
January 1, 2019	$(16,128)	$(9,248)	$(25,376)	$(6,569)	$8,363	$1,794
Other comprehensive income (loss) before reclassifications	(16,760)	(11,375)	(28,135)	(3,703)	(4,910)	(8,613)
Amounts reclassified from AOCI		(1,565)	(1,565)		(677)	(677)
Net current period other comprehensive income (loss)	$(16,760)	$(12,940)	$(29,700)	$(3,703)	$(5,587)	$(9,290)
Partial disposition of ownership interest in UJV	8,185		$8,185			$—
Adjustments due to changes in ownership	274	(350)	(76)	(274)	350	76
September 30, 2019	$(24,429)	$(22,538)	$(46,967)	$(10,546)	$3,126	$(7,420)

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2020:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on our Consolidated Statement of Operations and Comprehensive Income (Loss)
Losses (gains) on interest rate instruments and other:
Realized loss on interest rate contracts - consolidated subsidiaries	$7,479	Interest Expense
Realized loss on interest rate contracts - UJVs	627	Equity in Income (Loss) of UJVs
Realized gain on cross-currency interest rate contract - UJV	(233)	Equity in Income (Loss) of UJVs
Total reclassifications for the period	$7,873

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of AOCI for the nine months ended September 30, 2019:

Details about AOCI Components	Amounts reclassified from AOCI	Affected line item on our Consolidated Statement of Operations and Comprehensive Income (Loss)
Gains on interest rate instruments and other:
Realized gain on interest rate contracts - consolidated subsidiaries	$(366)	Interest Expense
Realized gain on interest rate contracts - UJVs	(354)	Equity in Income (Loss) of UJVs
Realized gain on cross-currency interest rate contract - UJV	(1,522)	Equity in Income (Loss) of UJVs
Total reclassifications for the period	$(2,242)

Note 13 - Cash Flow Disclosures and Non-Cash Investing and Financing Activities

Interest paid for the nine months ended September 30, 2020 and 2019, net of amounts capitalized of $4.8 million and $6.1 million, respectively, was $97.9 million and $109.1 million, respectively. Income taxes paid for the nine months ended September 30, 2020 and 2019 were $1.0 million and $0.9 million, respectively. Cash paid for operating leases for both the nine months ended September 30, 2020 and 2019 was $10.8 million. Other non-cash additions to properties during the nine months ended September 30, 2020 and 2019 were $65.2 million and $73.5 million, respectively, and primarily represent accrued construction and tenant allowance costs. In connection with the adoption of ASC Topic 842, "Leases", we recorded $178.1 million of operating lease right-of-use assets as of January 1, 2019, which were classified as non-cash investing activities. In April 2019, we issued 1.5 million TRG Units as partial consideration for the acquisition of The Gardens Mall, which were valued at $79.3 million as of the acquisition date.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Consolidated Balance Sheet that sum to the total of the same such amounts shown on our Consolidated Statement of Cash Flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$256,512	$102,762
Restricted cash	632	656
Total Cash, Cash Equivalents, and Restricted Cash shown on our Consolidated Statement of Cash Flows	$257,144	$103,418

Restricted Cash

We are required to escrow cash balances for specific uses stipulated by certain of our lenders and other various agreements. As of September 30, 2020 and December 31, 2019, our cash balances restricted for these uses were $0.6 million and $0.7 million, respectively.

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

In April 2020, the FASB issued interpretive guidance related to the accounting for lease concessions provided as a result of the COVID-19 pandemic. The guidance permits entities to elect not to apply lease modification accounting with respect to such lease concessions and instead treat the concession as if it were a part of the existing contract. This guidance is only applicable to lease concessions granted as a result of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have made this election for all COVID-19 related lease concessions. Previously, in our quarterly report on Form 10-Q for the quarter ended June 30, 2020, we disclosed that we determined to make this election for leases with tenants that have reached agreement with us for payment deferrals, but did not make this election for abatement concessions. Upon review of recent Form 10-Q disclosures of other companies within the publicly held U.S. regional mall industry, we have determined to make this election for payment deferrals as well as abatement concessions in order to be consistent with a number of other U.S. regional mall operators. The change in election did not have a significant effect on our results of operations for the three months ended June 30, 2020. Specifically, our election of the practical expedient reduced net income by less than $0.1 million for the three months ended June 30, 2020, which was recognized during the three months ended September 30, 2020.

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

TAUBMAN CENTERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 2020, Simon filed a Supplemental Complaint. In the Supplemental Complaint, Simon alleges that the Taubman Parties breached certain interim operating covenants in the Merger Agreement by (i) amending their credit facilities and (ii) granting rent abatements and deferrals to distressed tenants. On September 16, 2020, the Taubman Parties filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Amended Answer and Counterclaim) in response to the Supplemental Complaint. In the Taubman Amended Answer and Counterclaim, the Taubman Parties deny that they breached the operating covenants in the Merger Agreement by amending their credit facilities or by granting rent abatements and deferrals to financially distressed tenants.

Trial is scheduled to begin on November 16, 2020, and is scheduled to conclude on November 20, 2020.

Refer to "Note 9 - Commitments and Contingencies - Simon Merger Agreement Litigation" to our consolidated financial statements for further discussion related to the ongoing litigation with Simon and the additional shareholder litigation brought against us.

The comparability of information used in measuring performance is affected by the acquisition of a 48.5% interest in The Gardens Mall in April 2019 (see "Results of Operations - The Gardens Mall Acquisition") and the ongoing redevelopment and tenant replacement activity, including the consolidation of the Macy's Men's space into the Macy's space in 2020, at Beverly Center. Additional "comparable center" statistics are provided to present the performance of comparable centers. Comparable centers are generally defined as centers that were owned and open for the entire current and preceding period presented, excluding centers impacted by significant redevelopment activity. Comparable center statistics for 2019 have been restated to include comparable centers to 2020. This affects the comparability of our operating results period over period. Additionally, The Mall of San Juan has been excluded from "comparable center" statistics as a result of Hurricane Maria, which occurred in 2017, given that the center's performance has been and is expected to continue to be materially impacted for the foreseeable future (see "Results of Operations - Hurricane Maria and The Mall of San Juan"). Stamford Town Center has also been excluded from "comparable center" statistics as the center was being marketed for sale until it was ultimately sold in October 2020. (see "Results of Operations - Stamford Town Center"). Further, Taubman Prestige Outlets Chesterfield has been excluded from "comparable center" statistics due to the sale of the center in March 2020 (see "Results of Operations - Disposition of Taubman Prestige Outlets Chesterfield").

Current Operating Trends

COVID-19 Pandemic Portfolio Impact

In response to the COVID-19 pandemic, we temporarily closed most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all U.S. properties and nearly 85% of stores had reopened with restrictions in place to ensure compliance with all local, state, and federal laws and mandates to help ensure the health and safety of communities we serve. However, in mid-July 2020, two of our centers in California were ordered to temporarily close again amid rising cases of COVID-19. In late August, International Market Place in Hawaii was also ordered to temporarily close, but reopened in late September. In early September and October, our two centers in California reopened and currently all of our U.S. centers remain open. As of November 2, 2020, nearly 94% of our U.S. tenants had reopened with traffic, sales and tenant collections improving each month since May. If the U.S. continues to see prolonged or increased cases of COVID-19 infection, the risk of government mandated restrictions may rise, which could require centers to close.

In Asia, our three operating centers experienced varying levels of disruption due to the COVID-19 pandemic. CityOn.Xi'an was closed for about a month in February, CityOn.Zhengzhou was closed for 10 days in February, and Starfield Hanam never closed. By the end of April about 90% of tenants had reopened, and by the end of July nearly all tenants had reopened. For the third quarter, Taubman Asia's tenant sales per square foot were up modestly compared to last year.

The operations and results of both our U.S. and Asia shopping centers have been and could continue to be adversely impacted by the COVID-19 pandemic as described above. Mall tenant sales were adversely impacted at our U.S. shopping centers during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic and the aforementioned center closures. Additionally, the Rental Revenues, and therefore Net Operating Income (NOI) of our centers, were also adversely affected by the COVID-19 pandemic, primarily due to the increase in uncollectible tenant revenues during three and nine months ended September 30, 2020. We assess collectibility of receivables on a tenant by tenant basis considering the tenant’s payment history, credit-worthiness, aging of the receivable, the tenant's operating performance and other factors. When tenants are deemed uncollectible, their existing receivables are written off (including straight-line revenue receivables) and they are transitioned to a cash basis for revenue recognition. Uncollectible tenant revenues are an estimate based on our assessment of revenues billed that may not result in collection, however we will continue our efforts to collect past due amounts. As such, the impact of the COVID-19 pandemic on our uncollectible tenant revenues in the future cannot be predicted at this point in time.

In relation to cash collections and our increased accounts receivable balance, as a result of the COVID-19 pandemic, we have received requests from many tenants for rent abatement or rent deferral. A substantial amount of our rental revenue receivables for April 2020 through October 2020 currently remain outstanding and are under negotiation, including those that have been deemed uncollectible and written off. As of September 30, 2020, the Accounts and Notes Receivable balance on our Consolidated Balance Sheet was $172.5 million, compared to $95.4 million as of December 31, 2019. Additionally, between April 2020 and October 2020, collections have continued to increase each month and we have seen a substantial increase in collections beginning in July, corresponding with the reopening of most of our shopping centers. As a result of the progressive increase in collections and execution of rent deferrals and abatements, during the three months ended September 30, 2020, the Accounts and Notes Receivable balance on our Consolidated Balance Sheet did not increase significantly. Collections are expected to continue to increase as rent deferrals and abatements are executed and as conditions improve, which will reduce our Accounts and Notes Receivable balance. Further, if deferrals are agreed upon, collections in future periods could be significantly higher due to the payment of accumulated deferred amounts along with current amounts due.

We are evaluating tenant requests and negotiating with tenants on an individual basis based on each tenant's unique financial and operating situation, however we do not believe all tenant requests will result in rent deferrals and abatements. We believe we will likely reach rent deferral or abatement agreements on a substantial portion of our U.S. leases. As of September 30, 2020, we had executed deferral and/or abatement agreements with less than a majority of U.S. leases.

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
In early March 2020, we began implementing several liquidity enhancement initiatives in response to the COVID-19 pandemic. We decided to defer significant planned capital expenditures at our U.S. shopping centers to future periods. Refer to "Liquidity and Capital Resources - 2020 Planned Capital Spending Update" for further details on these reductions. We now expect our beneficial share of operating expenses to be reduced by about $17 million for the year. Further, as a result of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted on March 27, 2020 in response to the COVID-19 pandemic, our taxable REIT subsidiary was able to carry back additional net operating losses, resulting in a $1.9 million income tax benefit related to the carryback during the nine months ended September 30, 2020. Also as a result of the CARES Act, during the three months ended September 30, 2020, we recognized income of $0.8 million related to our beneficial share of the Employee Retention Credit received.

In late March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of September 30, 2020. As of September 30, 2020, we had a consolidated cash balance of $256.5 million, which is available to be used for temporary working capital needs and general corporate purposes in the future. Refer to "Liquidity and Capital Resources - Cash and Revolving Lines of Credit" for further information regarding our revolving line of credit terms and remaining borrowing capacity.

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021 (the covenant waiver period). The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. The amendment on our $1.1 billion primary unsecured revolving line of credit also fixed the maximum borrowing capacity at $1,012.3 million, in place of a calculation based on the value of the unencumbered asset pool, until the financial covenants are in compliance using the definitions and requirements prior to the amendments (the covenant compliance date), which must be no later than the quarter ending June 30, 2022. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments. Although we are currently able to meet our liquidity covenant, and expect to be able to meet it during the covenant waiver period, for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan, there is no assurance that we will continue to be able to do so, even with the additional flexibility provided by the amendments.

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

Further, for both the three months ended September 30, 2020 and June 30, 2020, we did not declare quarterly dividends on our common stock or pay any monthly distributions to participating securities of TRG (see "Liquidity and Capital Resources - Dividends").

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

Bankruptcy filings by our mall tenants have recently been elevated, and during the nine months ended September 30, 2020, 5.9% of the total number of tenant leases filed for bankruptcy, as compared to 2.7% of tenant leases for the year ended December 31, 2019. Tenants that filed for bankruptcy during the nine months ended September 30, 2020 accounted for 6.2% of Mall gross leasable area (GLA). Additionally, while excluded from the preceding statistics, during the nine months ended September 30, 2020, department stores JCPenney, Neiman Marcus, and Lord & Taylor, as well as other major tenants at our value and outlet centers, filed for bankruptcy. As of September 30, 2020, JCPenney, Neiman Marcus, Lord & Taylor, and other major tenants that filed for bankruptcy at our value and outlet centers accounted for an aggregate of 15 anchor or major locations in our centers. Typically, many anchors own their stores and, in general, those anchors that lease their stores do so at rates substantially lower than those in effect for mall tenants. In 2019, bankruptcies included Forever 21, one of our largest mall tenants, who accounted for 3.6% of Mall GLA as of September 30, 2020.

General retail headwinds have the potential to be prolonged and ultimately may still result in many centers incurring lost or reduced rent, paying higher tenant allowances, and/or experiencing unexpected terminations. Additionally, the impact of the COVID-19 pandemic has impeded and may continue to impede the recovery of the U.S. shopping center and retail industries.

Tenant Sales and Occupancy Costs

Mall tenants at our U.S. comparable centers reported a 34.6% decrease in mall tenant sales per square foot in the third quarter of 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020, our U.S. comparable mall tenant sales per square foot decreased 28.5% as compared to the same period in 2019. For the trailing 12-month period ended September 30, 2020, tenant sales per square foot at our U.S. comparable centers were $790, a 19.4% decrease from $980 for the trailing 12-month period ended September 30, 2019. In 2020, tenant sales were adversely impacted by the COVID-19 pandemic and the related center and tenant closures.

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

While mall tenant sales are critical over the long term, the high-quality mall business has generally been a very stable business model with its diversity of income from thousands of tenants, its staggered lease maturities, and high proportion of fixed rent. However, a sustained trend in mall tenant sales does impact, either negatively, such as due to the adverse impact of the COVID-19 pandemic currently, or positively, our ability to lease vacancies and sign lease renewals, negotiate rents at advantageous rates, and collect amounts contractually due.

Mall tenant occupancy costs (Rental Revenues and Overage Rents excluding lease cancellation income and uncollectible tenant revenues) as a percentage of sales in our U.S. Consolidated Businesses and UJVs are as follows:

	Trailing 12-Months Ended September 30 (1)
	2020	2019
U.S. Consolidated Businesses	19.0%	13.2%
U.S. UJVs	15.6	11.7
Combined U.S. Centers	17.3	12.5

(1)	Based on reports of sales furnished by mall tenants of all U.S. centers reported during that period.

Occupancy and Leased Space

U.S. mall tenant ending occupancy and leased space statistics as of September 30, 2020 and 2019 are as follows:

	2020 (1)	2019 (1)
Ending occupancy - all U.S. centers	88.5%	91.7%
Ending occupancy - U.S. comparable centers	89.9	92.6
Leased space - all U.S. centers	91.1	94.7
Leased space - U.S. comparable centers	92.6	95.6

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

Our ending occupancy and leased space statistics as of September 30, 2020 were negatively impacted by elevated bankruptcies (see "Current Operating Trends - General Operating Trends") and store closures during the period as a result of the impact of the COVID-19 pandemic. Additionally, these statistics could continue to be impacted in the future as a result of the impact of the COVID-19 pandemic on the economy and our tenants' businesses, financial performance, and liquidity, which could have an adverse effect on our business, financial statements, and liquidity.

Average and Base Rent Per Square Foot

As leases have expired in our centers, we have generally been able to rent the available space, either to the existing tenant or a new tenant, at rental rates that are higher than those of the expired leases. Although average rent per square foot is down during the three and nine months ended September 30, 2020 as compared to 2019 due to the restructuring of our leases with Forever 21 related to their bankruptcy filing in 2019, and reduced sales-based rent and abatements granted to certain tenants as a result of the shopping center closures due to the COVID-19 pandemic, generally, center revenues have increased as older leases rolled over or were terminated early and replaced with new leases negotiated at current rental rates that were usually higher than the average rates for existing leases. In periods of increasing sales, rents on new leases will generally tend to rise. In periods of slower growth or declining sales, rents on new leases will generally grow more slowly or will decline, as occurred in the second and third quarters of 2020, or we may execute shorter lease terms, as tenants' expectations of future growth become less optimistic. Average and base rent per square foot have been and could continue to be adversely impacted by the COVID-19 pandemic in future periods (see "Current Operating Trends - COVID-19 Pandemic Portfolio Impact"). Average and base rent per square foot statistics are computed using contractual rentals per the tenant lease agreements (excluding lease cancellation income, expense recoveries, and uncollectible tenant revenues), which reflect any lease modifications, including those for rental concessions. Rental information for comparable centers in our Consolidated Businesses and UJVs follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Average rent per square foot - all U.S. comparable centers: (1)
U.S. Consolidated Businesses	$65.24	$70.52	$68.45	$70.97
U.S. UJVs	53.23	56.03	52.44	55.91
Combined U.S. Centers	59.28	63.36	60.52	63.48

(1)	Statistics exclude non-comparable centers and Asia centers.

	Trailing 12-Months Ended September 30 (1) (2)
	2020	2019
Opening base rent per square foot:
U.S. Consolidated Businesses	$61.07	$57.66
U.S. UJVs	48.23	46.29
Combined U.S. Centers	55.96	52.82
Square feet of GLA opened:
U.S. Consolidated Businesses	411,816	634,236
U.S. UJVs	272,127	470,083
Combined U.S. Centers	683,943	1,105,319
Closing base rent per square foot:
U.S. Consolidated Businesses	$70.97	$56.55
U.S. UJVs	52.76	54.09
Combined U.S. Centers	63.43	55.42
Square feet of GLA closed:
U.S. Consolidated Businesses	539,284	536,929
U.S. UJVs	380,819	455,184
Combined U.S. Centers	920,103	992,113
Releasing spread per square foot:
U.S. Consolidated Businesses	$(9.90)	$1.11
U.S. UJVs	(4.53)	(7.80)
Combined U.S. Centers	(7.47)	(2.60)
Releasing spread per square foot growth:
U.S. Consolidated Businesses	(13.9)%	2.0%
U.S. UJVs	(8.6)%	(14.4)%
Combined U.S. Centers	(11.8)%	(4.7)%

(1)	Statistics exclude non-comparable centers and Asia centers.

(2)	Opening and closing statistics exclude spaces greater than or equal to 10,000 square feet.
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

Results of Operations

In addition to the results and trends in our operations discussed in the preceding sections, the following sections discuss certain transactions or events that affected operations during the three and nine months ended September 30, 2020 and 2019, or are expected to affect operations in the future.

COVID-19 Pandemic Impact

In response to the COVID-19 pandemic, we temporarily closed most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all of our U.S. centers had reopened and as of September 30, 2020, nearly all of our U.S. centers had reopened. Three of our properties were closed intermittently during the three months ended September 30, 2020 as a result of state regulations but are once again open (see "Current Operating Trends - COVID-19 Pandemic Portfolio Impact"). During the three months ended March 31, 2020, the closure of our U.S. shopping centers did not significantly affect our financial results; however, during both the three months ended September 30, 2020 and June 30, 2020, the financial results of our U.S. shopping centers were adversely impacted by the COVID-19 pandemic.
In Asia, our three operating centers experienced varying levels of disruption due to the COVID-19 pandemic. CityOn.Xi'an was closed for about a month in February, CityOn.Zhengzhou was closed for 10 days in February, and Starfield Hanam never closed. Our financial results in Asia were adversely impacted for the three months ended March 31, 2020, though our share of the impact was limited due to our partial ownership interests in the centers (see "Results of Operations - Partial Dispositions of Ownership Interests (Blackstone Transactions)"). However, sales in our centers in Asia have recovered during the nine months ended September 30, 2020 and for the three months ended September 30, 2020, tenant sales per square foot were up modestly.
Refer to "Current Operating Trends - COVID-19 Pandemic Portfolio Impact", elsewhere within "Results of Operations", and "Part II, Item 1A. Risk Factors" for further information regarding the current impact and potential future impact of the COVID-19 pandemic on our business, financial statements, liquidity, and stock price, as well as our response to mitigate the impact.

Also, as a result of the CARES Act, our taxable REIT subsidiary was able to carry back additional net operating losses, resulting in the recognition of a $1.9 million income tax benefit related to the carryback during the nine months ended September 30, 2020 (see "Note 3 - Income Taxes" to our consolidated financial statements for further information) and during the three months ended September 30, 2020, we recognized income of $0.8 million related our beneficial share of the Employee Retention Credit received.

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

The following table presents a summary of the insurance proceeds received relating to our claim for The Mall of San Juan for the nine months ended September 30, 2019. There were no insurance proceeds received during the three months ended September 30, 2019 or the three and nine months ended September 30, 2020:

Proceeds Description	Consolidated Statement of Operations and Comprehensive Income (Loss) Location	Nine Months Ended September 30, 2019

		(in thousands)
Business interruption insurance recoveries	Nonoperating Income, Net	$8,574
Revenue reduction related to business interruption (1)	Reduction of Rental Revenues	(1,202)
Expense reimbursement insurance recoveries	Nonoperating Income, Net	185
Reimbursement for capital items damaged in hurricane in 2017	Reversal of previously recognized Depreciation Expense	2,000	(2)
Gain on insurance recoveries	Nonoperating Income, Net	1,418

(1) Represents amounts recognized in prior periods that were credited back to tenants upon receipt of business interruption claim proceeds.
(2) Represents reduction of depreciation expense recorded in June 2019 for proceeds received in final settlement of insurance claim, which offset the original deductible expensed in 2017.

Disposition of Taubman Prestige Outlets Chesterfield

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

Stamford Town Center

In December 2019, we concluded that the carrying value of our 50% interest in the investment in the UJV that owns Stamford Town Center was impaired and recognized an impairment charge of $18.0 million within Equity in Income (Loss) of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represented the excess of the book value of our equity investment in Stamford Town Center over our 50% share of its expected fair value, which was based on offers received from potential buyers of the shopping center at that time.
In October 2020, we completed the sale of our interest in Stamford Town Center. As a result of the sale, during both the three and nine months ended September 30, 2020, we recognized an impairment charge of $19.8 million within Equity in Income (Loss) of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss). The charge represents the excess of the book value of our equity investment in Stamford Town Center over our $9.7 million share of the net sales proceeds. The sale of our interest in the center is expected to have an immaterial impact to our results of operations.

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

The sale of 50% of our interest in CityOn.Zhengzhou was completed in December 2019. In March 2020, we received an additional $0.5 million of cash proceeds from the sale of 50% of our interest in CityOn.Zhengzhou. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.5 million gain on disposition and an additional $0.5 million gain on remeasurement during the nine months ended September 30, 2020.

In February 2020, we completed the sale of 50% of our interest in CityOn.Xi'an. Net cash proceeds from the sale were $48.0 million following the allocation to Blackstone of its share of third party debt, taxes, and transaction costs. A gain of $10.6 million was recognized as a result of the partial disposition of our interest, which represented the excess of the net consideration from the sale over our investment in the UJV. In addition, upon the completion of the sale, we remeasured our remaining 25% interest in the shopping center to fair value, resulting in the recognition of a $13.2 million gain on remeasurement. In June 2020, we received an additional $0.4 million of cash proceeds from the sale of 50% of our interest in CityOn.Xi'an. As a result, we recorded adjustments to the previously recognized gains resulting in an additional $0.4 million gain on disposition and an additional $0.4 million gain on remeasurement during the nine months ended September 30, 2020.

Promote Fee Related to Starfield Hanam

In addition to the disposition of 50% of our ownership interest in Starfield Hanam, in September 2019, Blackstone also purchased the 14.7% interest in Starfield Hanam that was previously owned by our institutional joint venture partner. Our previous partnership agreement provided for a promote fee due to Taubman Asia upon the institutional partner's exit from the partnership based on performance measures under the prior agreement, which resulted in the recognition of a $4.8 million promote fee less $0.9 million of income tax expense during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, reductions of the previously recognized promote fee of $0.3 million and $0.6 million, respectively, were recognized. An inconsequential reduction of income tax expense was also recognized during the nine months ended September 30, 2020. The promote fee (and related adjustments) and income tax expense were recorded within Equity in Income (Loss) of UJVs and Income Tax Expense, respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Starfield Anseong

We have invested in a shopping center, Starfield Anseong, in South Korea for which we have formed a joint venture with Shinsegae Group (Shinsegae), one of South Korea's largest retailers, who is also our joint venture partner in Starfield Hanam. The center opened in October 2020, and upon opening, the center was nearly 100% leased, with over 90% of tenants open, and is expected to be 99% occupied by year-end. See "Liquidity and Capital Resources - Capital Spending - New Development" for more information.

Debt Transactions

In October 2020, our joint venture for Starfield Hanam completed two new financings for the center that replace the original construction facilities. The primary financing is a five year, non-recourse 600 billion Korean Won (KRW) denominated loan (approximately $535 million U.S. dollars using current exchange rates). The loan was fully drawn down in October 2020 and the interest rate is fixed at 2.38%. The loan is interest only until the final year of the term, when principal payments are required. The second loan is a one year, interest only, 10 billion KRW denominated loan (approximately $9 million U.S. dollars using current exchange rates). This loan is expected to be fully drawn in the fourth quarter and the interest rate will be fixed at that time. The proceeds from the 600 billion KRW denominated loan were used to repay the existing 520 billion KRW denominated construction facility, which had an outstanding U.S. dollar equivalent balance of $266.6 million and a weighted average interest rate of 2.58% as of September 30, 2020. The loan was scheduled to mature in November 2020. The previous $52.1 million U.S. dollar denominated facility, which had an effective interest rate of 3.12%, was repaid in September 2020 using the property's available cash. These financings have resulted in excess proceeds of approximately $34 million, at our beneficial interest. These refinancings, together with additional reserves at the property, are expected to result in the repatriation of $58 million at our beneficial interest later this year.
In August 2020, we extended the maturity date on our $150 million loan for The Mall at Green Hills to December 2021. The loan was previously scheduled to mature in December 2020 and commencing December 2020, the interest rate will be a variable rate equal to the greater of LIBOR plus 2.75% or 3.25%.

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the covenant waiver period. Through the covenant compliance date, our primary unsecured revolving line of credit bears interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee; our $275 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.80%; and our $250 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.90%. See "Liquidity and Capital Resources - Covenant Waiver Amendments" below for further details related to the amendments.

In March 2020, we borrowed an additional $350 million on our $1.1 billion primary unsecured revolving line of credit as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic (see "Results of Operations - COVID-19 Pandemic Portfolio Impact" and "Part II, Item 1A. Risk Factors" for further information). In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of September 30, 2020.

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

In October 2019, we amended and restated our primary unsecured revolving line of credit, which extended the maturity date to February 2024 with two six-month extension options. The primary revolving line of credit bears interest at a range of LIBOR plus 1.05% to 1.60% based on our total leverage ratio with a facility fee in the range of 0.20% to 0.25%, however, in connection with the covenant waiver amendment, the primary revolving line of credit bears interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee through the covenant compliance date.

Concurrently in October 2019, we amended and restated our unsecured term loan, which reduced the loan amount from $300 million to $275 million and extended the maturity date to February 2025. Payments for the reduction in the unsecured term loan were funded by our primary unsecured revolving line of credit. The $275 million unsecured term loan bears interest at a range of LIBOR plus 1.15% to 1.80% based on our total leverage ratio, however, in connection with the covenant waiver amendment, the loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.80% through the covenant compliance date. The LIBOR rate on this loan continues to be swapped to a fixed rate of 2.14% until February 2022, with the remaining $25 million swap notional allocated to our primary unsecured revolving line of credit.
Previously, in October 2019, we exercised a one year extension option on our $150 million loan for The Mall at Green Hills to extend the maturity date to December 2020. The loan bears interest at LIBOR plus 1.45% until December 2020, which is reduced from the previous rate of LIBOR plus 1.60%.

In March 2019, we completed a new non-recourse mortgage financing for CityOn.Xi'an. The joint venture's loan has a maximum borrowing amount of 1.2 billion RMB ($176.7 million U.S. dollars using the September 30, 2020 exchange rate). The 10 year loan bears interest at an all-in fixed rate of 6.0%. The loan amortizes principal based on 10 years for each draw, with 70% of the loan repaid over the final five years. As of September 30, 2020, the loan had an outstanding balance of $156.1 million U.S. dollars.

Interest Expense

The LIBOR rate has decreased significantly during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which impacts our beneficial interest in debt that floats month to month (about 24% and 20% of our beneficial interest in debt as of September 30, 2020 and September 30, 2019, respectively) and has a greater impact due to the spending for our development and redevelopment projects previously noted. However, in 2020, the decrease in LIBOR was partially offset by increased interest expense related to the additional $350 million borrowing on our $1.1 billion primary unsecured revolving line of credit (see "Results of Operations - COVID-19 Pandemic Portfolio Impact" for further details related to the borrowing). In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of September 30, 2020. Through the covenant compliance date, the LIBOR rate on our $1.1 billion primary unsecured revolving line of credit is subject to a 0.5% floor on the unhedged balance and the credit spread is set at the maximum total leverage level for our $1.1 billion primary unsecured revolving line of credit, $275 million unsecured term loan and $250 million unsecured term loan. In addition, effective from March 2019 through maturity, the LIBOR rate is fixed to 3.02% on our $250 million unsecured term loan, which results in an effective interest rate of 4.92% prior to the covenant compliance date and an effective interest rate of in the range of 4.27% to 4.92% following the covenant compliance date. This loan was previously swapped through February 2019 to an effective interest rate of 2.89% to 3.54%. Also, the LIBOR rate on $225 million of our $1.1 billion unsecured facility floats at the current LIBOR rate, subject to a 0.5% floor through the covenant compliance date, as the previously existing 1.65% swap matured in February 2019.

For several years our interest expense has been impacted in large part by our sizeable development and redevelopment pipelines, the associated borrowings and spending, and the accounting for capitalized interest. Our interest expense has been materially impacted by the capitalization of interest on the costs of our U.S. and Asia development and redevelopment projects. We have and expect to continue to experience an increase in interest expense due to the completion of redevelopment projects in recent years, and the October 2020 opening of a development project in Asia, as well as increased capital costs at our stabilized centers. We capitalize interest on our consolidated project costs and our equity contributions to UJVs under development using our average consolidated borrowing rate, which does not reflect the specific source of funds for the costs and is generally greater than our incremental borrowing rate. As these projects were completed, interest capitalization generally ended and we began recognizing interest expense.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The following is a comparison of our results for the three months ended September 30, 2020 and 2019, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the three months ended September 30, 2020 were $131.0 million, a $31.5 million or 19.4% decrease from the comparable period in 2019. The following impacted total revenues:

•	the decrease in rental revenues was primarily attributable to the following:

◦	an increase in uncollectible tenant revenues related to our assessment of collectibility, which was impacted by the COVID-19 pandemic;

◦	the restructuring of our leases with Forever 21 due to their bankruptcy filing in 2019;

◦
a decrease in average rent per square foot, which was partially due to the aforementioned restructuring of our leases with Forever 21 as well as reduced sales-based rents recognized related to the tenant and center closures in 2020 and reduced rents due to abatement deals negotiated in 2020 as a result of the COVID-19 pandemic;

◦	a decrease in the occupancy of our centers;

◦	a decrease in common area maintenance and property tax expense recoveries;

•	the decrease in rental revenues was partially offset by an increase in lease cancellation income;

•	the decrease in overage rents was primarily attributable to lower sales at our centers in 2020 as a result of the COVID-19 pandemic;

•	decreases in management, leasing, and development services revenue related to our third party service agreements in Asia in 2019; and

•
the decrease in other income was primarily due to decreased food and beverage revenues of our restaurant joint venture due to the closing of the two restaurants at Beverly Center in December 2019 and the impact of the COVID-19 pandemic on our restaurants at International Market Place. Parking revenues also decreased due to reduced traffic at our centers as a result of the COVID-19 pandemic.

Total expenses for the three months ended September 30, 2020 were $159.6 million, a $0.4 million or 0.3% increase from the comparable period in 2019. The following impacted total expenses:

•
the decrease in maintenance, taxes, utilities, and promotion expense was primarily attributable to decreased common area maintenance and promotional expenses, which were reduced as a part of our liquidity enhancement initiatives in response to the COVID-19 pandemic;

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

•	the decrease in management, leasing, and development expenses related to our third party service agreements in Asia in 2019;

•	the decrease in general and administrative expenses is primarily due to decreased professional fees and overhead expenses, including reduced travel expenses as a result of the COVID-19 pandemic;

•
the increase in restructuring charges is primarily due to charges incurred in 2020 to align our workforce to effectively meet the needs of the business and focus on our most critical business priorities;

•	costs incurred in 2020 related to the Simon transaction, including transaction related advisory, diligence, legal, and tax fees;

•
the decrease in interest expense was primarily attributable to a decrease in rates and proceeds received from the Blackstone Transactions, which were used to pay down our revolving lines of credit. The decrease was partially offset by an increase in borrowings, primarily related to the $350 million borrowing made in March 2020, offset by the $100 million repayment in June 2020; and

•	the increase in depreciation expense was primarily attributable to shortened depreciable lives of tenant allowances in connection with early terminations in 2020.

Nonoperating income, net decreased primarily due to the gain recognized on the Saks settlement at The Mall of San Juan in 2019, which was partially offset by the increase in fair value of one of our equity investments and the Employee Retention Credit recognized in 2020 as a result of the CARES Act.

Income tax expense decreased primarily due to decreased income of our taxable subsidiaries in 2020 primarily related to our restaurant joint venture, as well as income tax expense recognized on promote fee income related to Starfield Hanam in 2019.

Equity in Income (Loss) of UJVs for the three months ended September 30, 2020 decreased by $30.0 million to $(9.7) million from the comparable period in 2019. The decrease was primarily attributable to the impairment charge recognized for Stamford Town Center in 2020, promote fee income related to Starfield Hanam recognized in 2019, and reduced operating results from our centers as a result of the COVID-19 pandemic, primarily due to the increase in uncollectible tenant revenues. These decreases were partially offset by a gain on the transfer of building and improvements related to an anchor space and increased lease cancellation income in 2020.

In 2019, a gain of $138.7 million was recognized as a result of the disposition of 50% of our interest in Starfield Hanam. In addition, upon the completion of the sale, we remeasured our remaining 17.15% interest in the shopping center to fair value, resulting in the recognition of a $145.0 million gain on remeasurement.

Net Income (Loss)

Net income (loss) was $(36.6) million for the three months ended September 30, 2020 compared to $316.4 million for the three months ended September 30, 2019. After allocation of income to noncontrolling, preferred, and participating interests, the net income (loss) attributable to TCO common shareholders for the three months ended September 30, 2020 was $(30.1) million compared to $215.4 million in the comparable period in 2019. Diluted earnings (loss) per common share was $(0.49) for the three months ended September 30, 2020 compared to $3.48 for the three months ended September 30, 2019.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $34.5 million for the three months ended September 30, 2020 compared to $78.4 million for the three months ended September 30, 2019. FFO per diluted common share was $0.39 for the three months ended September 30, 2020 and $0.88 per diluted common share for the three months ended September 30, 2019. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended September 30, 2020 was $53.6 million, and excluded costs related to the Simon transaction, restructuring charges, the fluctuation in the fair value of equity securities, and an adjustment to the previously recognized promote fee, net of tax, related to Starfield Hanam. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the three months ended September 30, 2019 was $76.0 million, and excluded restructuring charges, a promote fee, net of tax, related to Starfield Hanam, and costs incurred associated with shareholder activism. Adjusted FFO per diluted common share was $0.60 for the three months ended September 30, 2020 and $0.86 per diluted common share for the three months ended September 30, 2019. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the three months ended September 30, 2020, the consolidated non-comparable centers contributed total operating revenues of $19.1 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $10.4 million. During the three months ended September 30, 2019, the consolidated non-comparable centers contributed total operating revenues of $22.9 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $11.6 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income (Loss) to NOI, including variations of NOI. NOI growth for the three months ended September 30, 2020 over the comparable period in 2019 was as follows:

Three Months Ended September 30, 2020
Comparable Center NOI Growth:
Excluding lease cancellation income - at beneficial interest	(29.0)%
Excluding lease cancellation income using constant currency exchange rates - at beneficial interest	(29.0)%
Excluding lease cancellation income - at 100%	(27.2)%
Excluding lease cancellation income using constant currency exchange rates - at 100%	(27.2)%
Including lease cancellation income - at beneficial interest	(18.3)%
Including lease cancellation income using constant currency exchange rates - at beneficial interest	(18.3)%
Including lease cancellation income - at 100%	(16.9)%
Including lease cancellation income using constant currency exchange rates - at 100%	(16.9)%

Total Portfolio NOI Growth:
Excluding lease cancellation income - at beneficial interest	(33.9)%

For the three months ended September 30, 2020, we recognized our $28.0 million share of uncollectible tenant revenues, as compared to $2.0 million for the three months ended September 30, 2019. Also, for the three months ended September 30, 2020, we recognized our $19.3 million share of lease cancellation income, as compared to $1.4 million for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The following is a comparison of our results for the nine months ended September 30, 2020 and 2019, as disclosed in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Total revenues for the nine months ended September 30, 2020 were $409.0 million, a $75.3 million or 15.6% decrease from the comparable period in 2019. The following impacted total revenues:

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

◦
a decrease in average rent per square foot, which was partially due to the aforementioned restructuring of our leases with Forever 21 as well as reduced sales-based rents recognized related to the tenant and center closures in 2020 and reduced rents due to abatement deals negotiated in 2020 as a result of the COVID-19 pandemic;

◦	a decrease in common area maintenance and property tax expense recoveries;

•	the decrease in rental revenues was partially offset by an increase in lease cancellation income;

•	the decrease in overage rents was primarily attributable to lower sales at our centers in 2020 as a result of the COVID-19 pandemic;

•	decreases in management, leasing, and development services revenue related to our third party service agreements in Asia in 2019; and

•
the decrease in other income was primarily due to decreased food and beverage revenues of our restaurant joint venture due to the closing of the two restaurants at Beverly Center in December 2019 and the impact of the COVID-19 pandemic on our restaurants at International Market Place. Parking revenues also decreased due to reduced traffic at our centers as a result of the COVID-19 pandemic.

Total expenses for the nine months ended September 30, 2020 were $478.0 million, a $1.7 million or 0.4% increase from the comparable period in 2019. The following impacted total expenses:

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

•	the decrease in management, leasing, and development expenses related to our third party service agreements in Asia in 2019;

•	the decrease in general and administrative expenses is primarily due to decreased professional fees and overhead expenses, including reduced travel expenses as a result of the COVID-19 pandemic;

•
the increase in restructuring charges is primarily due to charges incurred in 2020 to align our workforce to effectively meet the needs of the business and focus on our most critical business priorities;

•	costs incurred in 2020 related to the Simon transaction, including transaction related advisory, diligence, legal, and tax fees;

•	a decrease in costs associated with shareholder activism, which were incurred in 2019, but not in 2020;

•
the decrease in interest expense was primarily attributable to a decrease in rates and proceeds received from the Blackstone Transactions, which were used to pay down our revolving lines of credit. The decrease was partially offset by an increase in borrowings, primarily related to the $350 million borrowing made in March 2020, offset by the $100 million repayment in June 2020; and

•
the increase in depreciation expense was primarily attributable to the accelerated amortization of an allowance in connection with the closure of an anchor store at a U.S. property in 2020. The increase in depreciation expense was also partially attributable to shortened depreciable lives of tenant allowances in connection with early terminations in 2020 and new assets being placed into service at Beverly Center and The Mall at Green Hills in connection with our redevelopment projects at the centers.

Nonoperating income, net decreased due to the gain recognized on the Saks settlement at The Mall of San Juan in 2019, the receipt of business interruption proceeds and a gain on insurance proceeds for The Mall of San Juan in 2019, as well as reduced interest income. Additionally, nonoperating income, net decreased due to the fluctuation of the fair value of our Simon common shares in 2019 and the write-off of one of our equity investments in a strategic partnership that was dissolved in 2020.

Income tax expense decreased primarily due to a tax benefit recognized in 2020 as a result of the CARES Act, which allowed our taxable REIT subsidiary to carry back additional net operating losses, decreased income of our taxable subsidiaries in 2020 primarily related to our restaurant joint venture, income tax expense recognized on promote fee income related to Starfield Hanam in 2019, and reduced income tax expense incurred in 2020 as compared to 2019 related to the Blackstone Transactions.

Equity in Income (Loss) of UJVs for the nine months ended September 30, 2020 decreased by $48.9 million to $0.8 million from the comparable period in 2019. The decrease was primarily attributable to the impairment charge recognized for Stamford Town Center in 2020, promote fee income related to Starfield Hanam recognized in 2019, and reduced operating results from our centers as a result of the COVID-19 pandemic, primarily due to the increase in uncollectible tenant revenues, and reduced income from our Asia centers related to the sales of 50% of our interest in each center during late 2019 and early 2020. These decreases were partially offset by a gain on the transfer of building and improvements related to an anchor space and increased lease cancellation income in 2020.

During the nine months ended September 30, 2020, gains, net of tax, totaling $11.3 million were recognized related to the disposition of 50% of our interest in CityOn.Xi'an and adjustment to the gain related to CityOn.Zhengzhou. In addition, upon the completion of the sale and adjustment, we remeasured our remaining interests in the shopping centers to fair value, resulting in the recognition of gains on remeasurement totaling $14.1 million. During the nine months ended September 30, 2019, a gain of $138.7 million was recognized as a result of the disposition of 50% of our interest in Starfield Hanam. In addition, upon the completion of the sale, we remeasured our remaining 17.15% interest in the shopping center to fair value, resulting in the recognition of a $145.0 million gain on remeasurement.

Net Income (Loss)

Net income (loss) was $(42.0) million for the nine months ended September 30, 2020 compared to $363.0 million for the nine months ended September 30, 2019. After allocation of income to noncontrolling, preferred, and participating interests, the net income (loss) attributable to TCO common shareholders for the nine months ended September 30, 2020 was $(44.3) million compared to $236.7 million in the comparable period in 2019. Diluted earnings (loss) per common share was $(0.72) for the nine months ended September 30, 2020 compared to $3.84 for the nine months ended September 30, 2019.

Funds from Operations (FFO) and FFO per Common Share

Our FFO attributable to partnership unitholders and participating securities of TRG was $130.4 million for the nine months ended September 30, 2020 compared to $228.5 million for the nine months ended September 30, 2019. FFO per diluted common share was $1.47 for the nine months ended September 30, 2020 and $2.59 per diluted common share for the nine months ended September 30, 2019. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the nine months ended September 30, 2020 was $168.5 million, and excluded costs related to the Simon transaction, restructuring charges, the fluctuation in the fair value of equity securities, adjustments to the previously recognized promote fee, net of tax, related to Starfield Hanam, deferred income tax expense related to the Blackstone Transactions, and costs related to the Taubman Asia President transition. Adjusted FFO attributable to partnership unitholders and participating securities of TRG for the nine months ended September 30, 2019 was $241.5 million, and excluded restructuring charges, costs incurred related to the Blackstone Transactions, promote fee, net of tax, related to Starfield Hanam, costs incurred associated with shareholder activism, and the fluctuation in the fair value of equity securities. Adjusted FFO per diluted common share was $1.90 for the nine months ended September 30, 2020 and $2.74 per diluted common share for the nine months ended September 30, 2019. See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition of FFO and "Non-GAAP Measures - Reconciliation of Non-GAAP Measures" for the reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations.

Comparable and Non-Comparable Center Operations

During the nine months ended September 30, 2020, the consolidated non-comparable centers contributed total operating revenues of $53.5 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $29.8 million. During the nine months ended September 30, 2019, the consolidated non-comparable centers contributed total operating revenues of $68.5 million, and incurred operating expenses, excluding interest expense and depreciation and amortization, of $33.1 million.

See "Non-GAAP Measures - Use of Non-GAAP Measures" for the definition and discussion of NOI and for the reconciliation of Net Income (Loss) to NOI, including variations of NOI. NOI growth for the nine months ended September 30, 2020 over the comparable period in 2019 was as follows:

Nine Months Ended September 30, 2020
Comparable Center NOI Growth:
Excluding lease cancellation income - at beneficial interest	(18.7)%
Excluding lease cancellation income using constant currency exchange rates - at beneficial interest	(18.5)%
Excluding lease cancellation income - at 100%	(18.3)%
Excluding lease cancellation income using constant currency exchange rates - at 100%	(17.9)%
Including lease cancellation income - at beneficial interest	(14.5)%
Including lease cancellation income using constant currency exchange rates - at beneficial interest	(14.4)%
Including lease cancellation income - at 100%	(14.4)%
Including lease cancellation income using constant currency exchange rates - at 100%	(14.0)%

Total Portfolio NOI Growth:
Excluding lease cancellation income - at beneficial interest	(22.8)%

For the nine months ended September 30, 2020, we recognized our $65.2 million share of uncollectible tenant revenues, as compared to $4.7 million for the nine months ended September 30, 2019. Also, for the nine months ended September 30, 2020, we recognized our $25.5 million share of lease cancellation income, as compared to $7.8 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

COVID-19 Pandemic Liquidity Impact

In response to the COVID-19 pandemic, we have implemented several liquidity enhancement initiatives that have provided significant incremental liquidity to operate through this period of disruption, including, but not limited to, expense management strategies, the deferral of significant planned capital expenditures (see "Liquidity and Capital Resources - Capital Spending - 2020 Planned Capital Spending Update"), and borrowing an additional $350 million on our $1.1 billion primary unsecured revolving line of credit. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of September 30, 2020.

In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the covenant waiver period. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. The amendment on our $1.1 billion primary unsecured revolving line of credit also fixed the maximum borrowing capacity at $1,012.3 million, in place of a calculation based on the value of the unencumbered asset pool, until the covenant compliance date. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments.

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

Further, for both the three months ended September 30, 2020 and June 30, 2020, we did not declare quarterly dividends on our common stock or pay any monthly distributions to participating securities of TRG (see "Liquidity and Capital Resources - Dividends").

As a result of the COVID-19 pandemic, we have received requests from many tenants for rent abatement or rent deferral, and a substantial amount of our rental revenue receivables for April 2020 through October 2020 currently remain outstanding and are under negotiation. Discussions with our tenants remain ongoing and may result in further rent deferrals or rent abatements, as we deem appropriate on an individual basis based on each tenant’s unique financial and operating situation. Refer to "Current Operating Trends - COVID-19 Pandemic Portfolio Impact" and "Part II, Item 1A. Risk Factors" for further information regarding the current impact and potential future impact of the COVID-19 pandemic on our business, financial statements, and liquidity, as well as our response to mitigate the impact.

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

Property Encumbrances

We are primarily financed with property-specific secured debt and currently have four unencumbered shopping center properties. As of September 30, 2020, the entities that owned Beverly Center, Dolphin Mall, and The Gardens on El Paseo were guarantors under our primary unsecured revolving credit facility, $250 million unsecured term loan, and $275 million unsecured term loan, and were unencumbered assets under such facility and term loans. In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan that required us to have a minimum unencumbered asset value for the covenant waiver period. Under the terms of the amendments, Beverly Center, Dolphin Mall, and The Gardens on El Paseo must remain guarantors under the Amendment and the shopping centers owned by those entities must remain unencumbered assets during the covenant waiver period. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments. Following the covenant waiver period, under the related debt agreements, we will continue to be required to have a minimum of three eligible unencumbered assets with a minimum unencumbered asset value. Therefore, while any of the assets may be removed from the unencumbered asset pool and encumbered upon notice to lender, provided that there is no default and the required covenant calculations are met on a pro forma basis, a replacement eligible unencumbered asset would need to be added to the unencumbered asset pool. Besides the three centers previously noted, The Mall of San Juan is also unencumbered.

Cash and Revolving Lines of Credit

As of September 30, 2020, we had a consolidated cash balance of $256.5 million. We also have an unsecured revolving line of credit of $1.1 billion and a secured revolving line of credit of $65 million. In August 2020, we entered into an amendment to waive all of our existing financial covenants related to our primary unsecured revolving line of credit for the covenant waiver period, including setting a maximum amount that can be borrowed at $1,012.3 million until the covenant compliance date. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendment. The availability under these facilities as of September 30, 2020, after considering the outstanding balances, the outstanding letters of credit, and the terms of the covenant waiver amendment, as of September 30, 2020, was $197.5 million. After the covenant compliance date, the availability of our $1.1 billion primary unsecured revolving line of credit could continue to be reduced in the future if the values of the assets in our unencumbered asset pool continue to decrease. We were in compliance with the liquidity covenant and loan obligations as of September 30, 2020. As of September 30, 2020, fourteen banks participated in our $1.1 billion primary unsecured revolving line of credit and the failure of one bank to fund a draw on our line does not negate the obligation of the other banks to fund their pro rata shares. The $1.1 billion unsecured facility bears interest at a range based on our total leverage ratio; however, in connection with the covenant waiver amendment, the $1.1 billion unsecured facility bears interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee through the covenant compliance date. As of September 30, 2020, the LIBOR rate was swapped to 2.14% through February 2022 on $25 million of the $1.1 billion unsecured facility. The primary unsecured revolving line of credit includes an accordion feature, which in combination with our $275 million unsecured term loan would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of September 30, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Other Financing Arrangements for China Projects

In addition to the revolving lines of credit described above, we used other financing arrangements for our shopping centers in China. As a foreign investor, we are subject to various government approval processes and other hurdles in funding the construction of our Chinese projects. These hurdles required our Xi'an and Zhengzhou ventures to obtain other financing arrangements, in the form of loans from partners or fully cash collateralized bank loans, to meet certain funding commitments in local currency. A portion of these loans were assumed by Blackstone upon the sale of 50% of our interest in CityOn.Zhengzhou, and a new partner bridge loan was entered into in 2019 for which the proceeds were used to pay off our previous third party construction loan for CityOn.Zhengzhou. In April 2020, we repaid this bridge loan with proceeds from the new third party loan for CityOn.Zhengzhou and we expect to repay the remaining partner loans in 2020 and the first half of 2021. As of September 30, 2020, our share of such loans was $44.4 million for CityOn.Zhengzhou. These loans are at a fixed interest rate of 3.5%.

In February 2019, we announced agreements to sell 50% of our interests in Starfield Hanam, CityOn.Xi’an, and CityOn.Zhengzhou to funds managed by Blackstone (see "Results of Operations - Taubman Asia - Partial Dispositions of Ownership Interests (Blackstone Transactions)"). In connection with the transactions, we are working to refinance our existing partner loans and fully cash collateralized bank loans on our Chinese assets with mortgage debt, which is still expected to result in approximately $140 million being returned to us after the refinancings. Proceeds from our non-recourse loan for CityOn.Xi'an entered into in March 2019, which had an outstanding balance of $156.1 million U.S. dollars as of September 30, 2020, were used to unwind the existing other financing arrangements of the joint venture, and will ultimately result in the repatriation of approximately $95 million of the $140 million of liquidity projected from the refinancing of the China assets. As of September 30, 2020, $81.8 million of cash collateral had been repatriated to us and was primarily used to pay down our revolving lines of credit. The balance of the cash collateral has been released and is included within Cash and Cash Equivalents on our Consolidated Balance Sheet.

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

In March 2020, we completed a new non-recourse mortgage financing for CityOn.Zhengzhou. The joint venture's new loan has a maximum borrowing amount of 1.2 billion Renminbi (RMB) ($176.7 million U.S. dollars using the September 30, 2020 exchange rate). The 12 year loan bears interest at the Five Year China RMB Loan Prime Rate (LPR) plus 0.85% and is fixed upon each draw. The weighted average interest rate of the amount drawn at September 30, 2020 was 5.6%. The loan amortizes principal based on 12 years for each draw, with approximately 60% of the loan repaid over the final five years. As of September 30, 2020, the loan had an outstanding balance of $76.9 million U.S. dollars, with $99.8 million U.S. dollars available for future borrowings using the September 30, 2020 exchange rate. Proceeds from the loan will be used to unwind the existing other financing arrangements of the joint venture, and will ultimately result in the repatriation of $44.4 million of the $140 million liquidity projected from the refinancing of the China assets. As of September 30, 2020, no cash had been repatriated to us.

Starfield Anseong Construction Financing

In February 2020, our joint venture closed on a non-recourse construction facility on Starfield Anseong, which opened in October 2020 (see "Liquidity and Capital Resources - Capital Spending - New Development"). We have an effective 49% interest in the UJV. The five-year KRW denominated construction facility has a maximum borrowing capacity of 300 billion KRW ($257.6 million U.S. dollars using the September 30, 2020 exchange rate). The financing bears interest at the KOFIA Five Year AAA Financial (Bank) Yield plus 0.76% and is fixed upon each draw. The weighted average rate of the amount drawn at September 30, 2020 was 2.16%. The loan has a one-year draw down period and is interest only during the term of the loan. As of September 30, 2020, $239.7 million U.S. dollars (using the September 30, 2020 exchange rate) were drawn on the facility, bringing the total remaining availability of the facility to $17.9 million U.S. dollars. We expect all remaining costs of the development will be funded by the construction facility and cash flow from operations.

Term Loans

We have a $250 million unsecured term loan that matures in March 2023. In August 2020, we entered into an amendment to waive all of our existing financial covenants related to our $250 million unsecured term loan for the covenant waiver period (see "Liquidity and Capital Resources - Covenant Waiver Amendments"). The unsecured term loan bears interest at a range of LIBOR plus 1.25% to 1.90% based on our total leverage ratio, however, in connection with the covenant waiver amendment, the loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.90% through the covenant compliance date. The LIBOR rate is swapped to a fixed rate of 3.02% through maturity, which results in an effective interest rate in the range of 4.27% to 4.92%. The loan includes an accordion feature which would increase our borrowing capacity to as much as $400 million if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of September 30, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

We have a $275 million unsecured term loan that matures in February 2025. In August 2020, we entered into an amendment to waive all of our existing financial covenants related to our $275 million unsecured term loan for the covenant waiver period (see "Liquidity and Capital Resources - Covenant Waiver Amendments"). The unsecured term loan bears interest at a range of LIBOR plus 1.15% to 1.80% based on our total leverage ratio, however, in connection with the covenant waiver amendment, the loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.80% through the covenant compliance date. The LIBOR rate is swapped to a fixed rate of 2.14% through February 2022, which results in an effective interest rate in the range of 3.29% to 3.94%. The loan includes an accordion feature which in combination with our $1.1 billion unsecured revolving line of credit (see "Liquidity and Capital Resources - Cash and Revolving Lines of Credit") would increase our borrowing capacity to as much as $2.0 billion in aggregate between the two facilities if fully exercised, subject to obtaining additional lender commitments, customary closing conditions, covenant compliance, and minimum asset values for the unencumbered asset pool. As of September 30, 2020, we could not utilize the accordion feature unless additional assets were added to our unencumbered asset pool.

Upcoming Maturity

The $250 million loan for International Market Place matures in August 2021 and has two, one-year extension options available. We are currently evaluating our options related to extending or refinancing this loan.

Summaries of Capital Activities and Transactions for the Nine Months Ended September 30, 2020 and 2019

Operating Activities

Our net cash provided by operating activities was $49.7 million in 2020, compared to $213.7 million in 2019. Net cash provided by operating activities was lower in 2020 due to the impact of the COVID-19 pandemic and reduced collections from our tenants (see "Current Operating Trends - COVID-19 Pandemic Portfolio Impact"). Also, see "Results of Operations" for descriptions of 2020 and 2019 transactions affecting operating cash flows.

Investing Activities

Net cash used in investing activities was $1.3 million in 2020, compared to $110.4 million provided by investing activities in 2019. Additions to properties in 2020 and 2019 related primarily to capital and tenant improvements at existing centers, including centers under redevelopment. Additions to properties were lower in 2020 primarily due to the deferral of capital spending in response to the COVID-19 pandemic (see "Liquidity and Capital Resources - 2020 Planned Capital Spending Update"). A tabular presentation of 2020 capital spending is shown in "Capital Spending." We received a $3.0 million additional payment in 2020 and a $20.0 million initial payment in 2019 for a litigation settlement related to the Saks Fifth Avenue store at The Mall of San Juan, which were partial reimbursements of the previously paid anchor allowance in exchange for the termination of their obligations under their agreements. Net cash proceeds from the disposition of 50% of our interest in CityOn.Xi'an and the additional proceeds received from the sale of 50% of our interest in CityOn.Zhengzhou were $48.7 million in 2020 and net cash proceeds from the disposition of 50% of our interest in Starfield Hanam was $235.7 million in 2019 (see "Results of Operations - Taubman Asia - Partial Dispositions of Ownership Interests (Blackstone Transactions)"). Proceeds from the sale of equity securities were $52.1 million in 2019 related to the sale of our remaining 290,124 Simon common shares. In 2019, we received insurance proceeds of $0.9 million for capital items at The Mall of San Juan related to property damage for which we previously took write-offs.

Contributions to UJVs were $8.3 million in 2020 and $47.8 million in 2019, primarily related to the funding of Starfield Anseong. Distributions from UJVs in excess of income were $5.7 million in 2020, compared to $8.1 million in 2019. Distributions from UJVs in excess of income were lower in 2020 due to the impact of the COVID-19 pandemic.

Financing Activities

Net cash provided by financing activities was $104.9 million in 2020, compared to $402.1 million used in financing activities in 2019. In 2020, proceeds from the issuance of debt, net of payments and issuance costs were $182.7 million, primarily from a borrowing, net of partial repayment, on our primary unsecured revolving line of credit made as a precautionary measure in order to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic. Net proceeds in 2020 also were partially offset by a payment on our revolving lines of credit provided by net cash proceeds received from the disposition of 50% of our interest in CityOn.Xi'an. In 2019, payments of debt were $198.1 million, primarily for payments on our revolving lines of credit provided by cash proceeds received from the disposition of 50% of our interest in Starfield Hanam.

In both 2020 and 2019, $0.7 million was paid in connection with incentive plans. In 2020, a contribution of $2.0 million was made by our joint venture partner who owns a noncontrolling interest in one of our shopping centers accounted for as a consolidated joint venture. Total dividends and distributions paid were $79.1 million and $203.3 million in 2020 and 2019, respectively. Dividends and distributions were lower in 2020 as we did not declare a dividend on our common stock or pay any monthly distributions to participating securities of TRG for both the three months ended September 30, 2020 and June 30, 2020 (see "Liquidity and Capital Resources - Dividends"). Distributions in 2019 include $6.0 million in connection with the acquisition of the Former Asia President's 5% ownership interest in Taubman Asia.

Effect of Exchange Rate Fluctuations

Net increases in cash, cash equivalents, and restricted cash related to exchange rate fluctuations were $0.4 million in 2020, compared to net decreases of $1.7 million in 2019. In 2019, the fluctuation related to our restricted cash denominated in foreign currencies held as collateral for financing arrangements related to our Asia investments.

Beneficial Interest in Debt

At September 30, 2020, TRG's debt and its beneficial interest in the debt of its Consolidated Businesses and UJVs totaled $5,188.3 million, with an average interest rate of 3.54% excluding amortization of debt issuance costs and interest rate hedging costs, if any. These costs are reported as interest expense in the results of operations. As of September 30, 2020, there were no interest rate hedging costs being amortized. Interest expense includes non-cash amortization of premiums relating to acquisitions, if any. On an annualized basis, this amortization of acquisition premium is equal to 0.04% of the average all-in rate. Beneficial interest in debt includes debt used to fund development and expansion costs. Beneficial interest in construction work in progress totaled $407.7 million as of September 30, 2020, which includes $301.7 million of assets on which interest is being capitalized. The following table presents information about our beneficial interest in debt as of September 30, 2020:

	Amount		Interest Rate Including Spread
	(in millions)
Fixed rate debt	$3,334.4		3.93%	(1) (2)

Floating rate debt swapped to fixed rate:
Swap maturing in December 2021	78.1		3.58%
Swaps maturing in February 2022	275.0		3.94%
Swap maturing in February 2022	25.0		3.74%
Swaps maturing in March 2023	250.0		4.92%
Swap maturing in March 2024	12.0		3.49%
	$640.1		4.26%	(1)

Floating month to month	1,228.8	(3)	2.08%	(1) (3)
Total floating rate debt	$1,868.8		2.83%	(1)

Total beneficial interest in debt	$5,203.2		3.54%	(1)

Total beneficial interest in deferred financing costs, net	$(14.9)

Net beneficial interest in debt	$5,188.3

Amortization of deferred financing costs (4)			0.20%
Average all-in rate			3.74%

(1)	Represents weighted average interest rate before amortization of deferred financing costs.

(2)	Includes non-cash amortization of debt premium related to acquisition.

(3)
As of September 30, 2020, the LIBOR rate was capped at 3.0% on $150 million of this debt related to our loan for The Mall at Green Hills. In August 2020, we extended the maturity date of this loan to December 2021. The LIBOR rate is capped at 3.0% through November 2020 and 2.0% from December 2020 to maturity.

(4)	Deferred financing costs include debt issuance costs including amortization of deferred financing costs from revolving lines of credit and other fees not listed above.

(5)	Amounts in table may not add due to rounding.

Sensitivity Analysis

We have exposure to interest rate risk on our debt obligations and interest rate instruments. We use derivative instruments primarily to manage exposure to interest rate risks inherent in variable rate debt and refinancings. We routinely use cap, swap, and treasury lock agreements to meet these objectives. Based on TRG's beneficial interest in floating rate debt in effect at September 30, 2020, a one percent increase in interest rates on this floating rate debt would decrease cash flows by $12.3 million, and due to the effect of capitalized interest, decrease annual earnings by $11.7 million. A one percent decrease in interest rates (or to zero percent for LIBOR rates that are below one percent) would increase cash flows by $4.8 million and due to the effect of capitalized interest, increase annual earnings by $4.6 million. Based on our consolidated debt and interest rates in effect at September 30, 2020, a one percent increase in interest rates would decrease the fair value of debt by $132.2 million, while a one percent decrease in interest rates would increase the fair value of debt by $141.6 million.

Loan Commitments and Guarantees

Certain loan agreements contain various restrictive covenants, including the following corporate covenants on our primary unsecured revolving line of credit, as well as our unsecured term loans, and the loan on International Market Place: a minimum net worth requirement, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a maximum recourse secured debt ratio, and a maximum payout ratio. In addition, our primary unsecured revolving line of credit and unsecured term loans have unencumbered pool covenants, which currently apply to Beverly Center, Dolphin Mall, and The Gardens on El Paseo on a combined basis. These covenants include a minimum number and minimum value of eligible unencumbered assets, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio, and a minimum unencumbered asset occupancy ratio. In August 2020, we entered into amendments which waive these financial covenants and replace them with a single liquidity covenant during the covenant waiver period. See "Liquidity and Capital Resources - Covenant Waiver Amendments" below for further details related to the amendments. We were in compliance with the liquidity covenant and loan obligations as of September 30, 2020. Failure to meet the liquidity covenant could cause an event of default under and/or accelerate some or all of such indebtedness, which could have an adverse effect on us. The maximum payout ratio covenant will limit the payment of distributions after the covenant waiver period generally to 95% of FFO, as defined in the loan agreements, except as required to maintain our tax status, pay preferred distributions, and for distributions related to the sale of certain assets. See "Note 5 - Beneficial Interest in Debt and Interest Expense" to our consolidated financial statements for more details on loan guarantees.

Covenant Waiver Amendments

The August 2020 amendments waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the covenant waiver period, including setting a maximum amount that can be borrowed at $1,012.3 million until the covenant compliance date. The existing covenant requiring us to maintain a minimum of three eligible unencumbered assets remains in effect during the covenant waiver period. The amendments also added a liquidity covenant, which remains in effect until the covenant compliance date. The amendments impose limitations during the waiver period on acquisitions, additional indebtedness, share repurchases, as well as certain required prepayments following dispositions, equity or debt issuances. Additionally, the lenders have received a secured interest in certain unencumbered assets through the waiver period. The amendments provide for flexibility to complete planned capital spending, including spending for tenant allowances and redevelopment projects. In relation to distributions, the amendments permit distributions of taxable income in accordance with our partnership agreement and REIT qualification requirements and the ability to continue dividend payments for our 6.5% Series J Preferred Stock and 6.25% Series K Preferred Stock. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. Although we are currently able to meet our liquidity covenant, and expect to be able to meet it during the covenant waiver period, for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan, there is no assurance that we will continue to be able to do so, even with the additional flexibility provided by the amendments.

Through the covenant compliance date, our primary unsecured revolving line of credit bears interest at the maximum total leverage ratio level of LIBOR, subject to a 0.5% floor on the unhedged balance, plus 1.60% with a 0.25% facility fee; our $275 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.80%; and our $250 million unsecured term loan bears interest at the maximum total leverage ratio level of LIBOR plus 1.90%.

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

New Development

We have a joint venture with Shinsegae, which owns and manages Starfield Anseong, a 1.0 million square foot shopping center, in Anseong, Gyeonggi Province, South Korea. The center opened in October 2020. We have a 49% interest in the center, which is being accounted for under the equity method as a UJV.

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

2020 Capital Spending

Capital spending for routine maintenance of the shopping centers is generally recovered from tenants. Capital spending through September 30, 2020, is summarized in the following table:

	2020 (1)
	Consolidated Businesses	Beneficial Interest in Consolidated Businesses	UJVs	Beneficial Interest in UJVs
	(in millions)
New development projects - Asia (2)			(3)	$121.9
Existing centers:
Projects with incremental GLA or anchor replacement (4)	$12.0	$12.0	$2.3	1.2
Projects with no incremental GLA and other (5)	8.2	7.5	8.1	4.9
Mall tenant allowances	12.4	11.4	1.0	(0.3)
Asset replacement costs recoverable from tenants	6.0	5.8	5.4	2.6
Corporate office improvements, technology, equipment, and other	0.9	0.9
Total	$39.4	$37.6	$16.8	$130.2

(1)	Costs are net of intercompany profits and are computed on an accrual basis.

(2)	Asia balances exclude net fluctuations of total project costs due to changes in exchange rates during the period.

(3)	Asia spending for Starfield Anseong is only included at our beneficial interest in the UJVs at beneficial interest column until development is completed.

(4)
Includes costs related to The Mall at Green Hills redevelopment for certain amounts to be incurred subsequent to the project's completion, including construction on certain tenant spaces, and costs incurred for the Country Club Plaza Nordstrom project, net of an adjustment related to an over accrual of costs in 2019.

(5)	Includes costs related to the Beverly Center related to the ongoing redevelopment and tenant replacement activity.

(6)	Amounts in this table may not add due to rounding.

For the nine months ended September 30, 2020, in addition to the costs above, we incurred our $4.5 million share of Consolidated Businesses’ capitalized leasing costs and $0.6 million share of UJVs’ capitalized leasing costs.

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

The following table presents a reconciliation of the Consolidated Businesses’ capital spending shown above (on an accrual basis) to additions to properties (on a cash basis) as presented in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2020:

(in millions)
Consolidated Businesses’ capital spending	$39.4
Other differences between cash and accrual basis	11.0
Additions to properties	$50.4

2020 Planned Capital Spending Update

In response to the COVID-19 pandemic, we have implemented several liquidity enhancement initiatives, including updating our budget for 2020 planned capital spending. U.S. planned capital expenditures for the year have been lowered by approximately $135 million, at our beneficial interest, which represents a reduction of nearly 65% from the original budget. In Asia, the only material capital spending this year has been related to the completion of Starfield Anseong, which has been funded by our construction financing (see "Liquidity and Capital Resources - Starfield Anseong Construction Financing" above).

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

Dividends

We have historically paid regular quarterly dividends to our common and preferred shareholders. However, dividends to our common shareholders are at the discretion of the Board of Directors and depend on the cash available to us, our financial condition, capital and other requirements, and such other factors as the Board of Directors deems relevant. For both the three months ended September 30, 2020 and June 30, 2020, we did not declare quarterly dividends on our common stock or pay any monthly distributions to participating securities of TRG. The Board of Directors will monitor our financial performance and liquidity position on an ongoing basis and will distribute taxable income, in the form of a common dividend and distributions to participating securities, in accordance with our partnership agreement and REIT qualification requirements as permitted under the new covenant waiver amendments. See "Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendment and "Risk Factors" in our most recent Annual Report on Form 10-K, as well as "Risk Factors" elsewhere in this report for further information related to potential restrictions of our ability to pay dividends in the future. To qualify as a REIT, we must distribute at least 90% of our REIT taxable income prior to net capital gains to our shareholders, as well as meet certain other requirements. We must pay these distributions in the taxable year the income is recognized, or in the following taxable year if they are declared during the last three months of the taxable year, payable to shareholders of record on a specified date during such period and paid during January of the following year. Such distributions are treated as paid by us and received by our shareholders on December 31 of the year in which they are declared. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid. Preferred dividends accrue regardless of whether earnings, cash availability, or contractual obligations were to prohibit the current payment of dividends.

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

On September 3, 2020, we declared a quarterly dividend of $0.40625 per share on our 6.5% Series J Preferred Stock and $0.390625 per share on our 6.25% Series K Preferred Stock, both of which were paid on September 30, 2020 to shareholders of record on September 15, 2020.
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

We may also present adjusted versions of NOI and FFO when used by management to evaluate our operating performance when certain significant items have impacted our results that affect comparability with prior or future periods due to the nature or amounts of these items. In addition to the reasons noted above for each measure, we believe the disclosure of the adjusted items is similarly useful to investors and others to understand management's view on comparability of such measures between periods. For the three and nine months ended September 30, 2020, FFO was adjusted to exclude costs related to the Simon transaction, restructuring charges, the fluctuation in the fair value of equity securities, and adjustments to the previously recognized promote fee, net of tax, related to Starfield Hanam. In addition, for the nine months ended September 30, 2020, FFO was adjusted to exclude deferred income tax expense related to the Blackstone Transactions and costs related to the Taubman Asia President transition. For the three and nine months ended September 30, 2019, FFO was adjusted to exclude restructuring charges, a promote fee, net of tax, related to Starfield Hanam, and costs incurred associated with shareholder activism. In addition, for the nine months ended September 30, 2019, FFO was adjusted to exclude costs incurred related to the Blackstone Transactions and the fluctuation in the fair value of equity securities.

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

Reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Three Months Ended September 30
	2020			2019
	Dollars in	Shares	Per Share	Dollars in	Shares	Per Share
	millions	/Units	/Unit	millions	/Units	/Unit
Net income (loss) attributable to TCO common shareholders - basic	$(30.1)	61,696,565	$(0.49)	$215.4	61,211,249	$3.52
Add distributions to participating securities of TRG				0.6	871,262
Add impact of share-based compensation				0.9	162,903
Net income (loss) attributable to TCO common shareholders - diluted	$(30.1)	61,696,565	$(0.49)	$216.9	62,245,414	$3.48
Add TCO's additional income tax expense	—		—
Add depreciation of TCO's additional basis	1.5		0.02	1.6		0.03
Net income (loss) attributable to TCO common shareholders, excluding step-up depreciation and additional income tax expense	$(28.6)	61,696,565	$(0.46)	$218.5	62,245,414	$3.51
Add noncontrolling share of income (loss) of TRG	(12.1)	26,306,431		93.7	26,430,716
Add distributions to participating securities of TRG		871,262
Net income (loss) attributable to partnership unitholders and participating securities of TRG	$(40.6)	88,874,258	$(0.46)	$312.2	88,676,130	$3.52
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	49.2		0.55	47.8		0.54
Depreciation of TCO's additional basis	(1.5)		(0.02)	(1.6)		(0.02)
Noncontrolling partners in consolidated joint ventures	(2.0)		(0.02)	(1.8)		(0.02)
Share of UJVs	16.2		0.18	17.7		0.20
Non-real estate depreciation	(1.1)		(0.01)	(1.2)		(0.01)
Less gain on transfer of building and improvements	(5.6)		(0.06)	(10.1)		(0.11)
Add beneficial share of impairment charge	19.8		0.22
Less gain on partial disposition of ownership interest in UJV				(138.7)		(1.56)
Less gain on remeasurement of ownership interest in UJV				(145.0)		(1.64)
Less impact of share-based compensation				(0.9)		(0.01)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$34.5	88,874,258	$0.39	$78.4	88,676,130	$0.88
TCO's average ownership percentage of TRG - basic	70.3%			69.8%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$24.2		$0.39	$54.7		$0.88
Less TCO's additional income tax expense	—		—
Funds from Operations attributable to TCO's common shareholders	$24.2		$0.39	$54.7		$0.88

Funds from Operations attributable to partnership unitholders and participating securities of TRG	$34.5	88,874,258	$0.39	$78.4	88,676,130	$0.88
Simon transaction costs	17.1		0.19
Costs associated with shareholder activism				0.7		0.01
Restructuring charges	2.4		0.03	0.9		0.01
Promote fee, net of tax - Starfield Hanam (2)	0.3		—	(4.0)		(0.04)
Fluctuation in fair value of equity securities	(0.6)		(0.01)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$53.6	88,874,258	$0.60	$76.0	88,676,130	$0.86
TCO's average ownership percentage of TRG - basic	70.3%			69.8%
Adjusted Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$37.7		$0.60	$53.1		$0.86
Less TCO's additional income tax expense	—		—
Adjusted Funds from Operations attributable to TCO's common shareholders	$37.7		$0.60	$53.1		$0.86

(1)	Depreciation includes $5.2 million and $6.4 million of mall tenant allowance amortization for the three months ended September 30, 2020 and 2019, respectively.

(2)
Includes a reduction of $0.3 million of promote fee income related to the previously recognized promote fee, net of tax, for Starfield Hanam, for the three months ended September 30, 2020 and $4.8 million of promote fee income related to Starfield Hanam less $0.9 million of income tax expense, for the three months ended September 30, 2019. The promote fee (and related adjustment) and income tax expense were recorded within Equity in Income (Loss) of UJVs and Income Tax Expense, respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

(3)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) Attributable to TCO Common Shareholders to Funds from Operations and Adjusted Funds from Operations

	Nine Months Ended September 30, 2020
	2020			2019
	Dollars in	Shares	Per Share	Dollars in	Shares	Per Share
	millions	/Units	/Unit	millions	/Units	/Unit
Net income (loss) attributable to TCO common shareholders - basic	$(44.3)	61,512,816	(0.72)	$236.7	61,169,279	$3.87
Add distributions to participating securities of TRG				1.8	871,262
Add impact of share-based compensation				0.7	191,955
Net income (loss) attributable to TCO common shareholders - diluted	$(44.3)	61,512,816	$(0.72)	$239.2	62,232,496	$3.84
Add TCO's additional income tax expense	—		—
Add depreciation of TCO's additional basis	4.4		0.07	4.9		0.08
Net income (loss) attributable to TCO common shareholders, excluding step-up depreciation and additional income tax expense	$(39.8)	61,512,816	$(0.65)	$244.1	62,232,496	$3.92
Add noncontrolling share of income (loss) of TRG	(16.7)	26,423,134		103.9	25,928,316
Add distributions to participating securities of TRG	0.6	871,262
Net income (loss) attributable to partnership unitholders and participating securities of TRG	$(55.9)	88,807,212	$(0.63)	$348.0	88,160,812	$3.95
Add (less) depreciation and amortization (1):
Consolidated businesses at 100%	162.8		1.83	137.1		1.55
Depreciation of TCO's additional basis	(4.4)		(0.05)	(4.9)		(0.06)
Noncontrolling partners in consolidated joint ventures	(5.8)		(0.07)	(6.2)		(0.07)
Share of UJVs	48.3		0.54	53.8		0.61
Non-real estate depreciation	(3.3)		(0.03)	(3.4)		(0.04)
Less gain on insurance recoveries - The Mall of San Juan				(1.4)		(0.02)
Less gain on transfer of building and improvements	(5.6)		(0.06)	(10.1)		(0.11)
Add beneficial share of impairment charge	19.8		0.22
Less gains on partial dispositions of ownership interests in UJVs, net of tax	(11.3)		(0.13)	(138.7)		(1.57)
Less gains on remeasurements of ownership interests in UJVs	(14.1)		(0.16)	(145.0)		(1.64)
Less impact of share-based compensation				(0.7)		(0.01)
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$130.4	88,807,212	$1.47	$228.5	88,160,812	$2.59
TCO's average ownership percentage of TRG - basic	70.1%			70.2%
Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$91.3		$1.47	$160.5		$2.59
Less TCO's additional income tax expense	—		—
Funds from Operations attributable to TCO's common shareholders	$91.3		$1.47	$160.5		$2.59
Funds from Operations attributable to partnership unitholders and participating securities of TRG	$130.4	88,807,212	$1.47	$228.5	88,160,812	$2.59
Simon transaction costs	32.5		0.37
Costs associated with shareholder activism				16.7		0.19
Restructuring charges	2.8		0.03	1.6		0.02
Costs related to Blackstone Transactions (2)	1.1		0.01	2.1		0.02
Taubman Asia President transition costs	0.2		—
Promote fee, net of tax - Starfield Hanam (3)	0.6		0.01	(4.0)		(0.04)
Fluctuation in fair value of equity securities	0.9		0.01	(3.3)		(0.04)
Adjusted Funds from Operations attributable to partnership unitholders and participating securities of TRG	$168.5	88,807,212	$1.90	$241.5	88,160,812	$2.74
TCO's average ownership percentage of TRG - basic	70.1%			70.2%
Adjusted Funds from Operations attributable to TCO's common shareholders, excluding additional income tax expense	$118.1		$1.90	$169.6		$2.74
Less TCO's additional income tax expense	—		—
Adjusted Funds from Operations attributable to TCO's common shareholders	$118.1		$1.90	$169.6		$2.74

(1)	Depreciation includes $18.6 million and $17.7 million of mall tenant allowance amortization for the nine months ended September 30, 2020 and 2019, respectively.

(2)
Includes $1.1 million of deferred income tax expense related to the Blackstone Transactions for the nine months ended September 30, 2020, which has been recorded within Income Tax Expense in our Statement of Operations and Comprehensive Income (Loss). Also, includes $1.6 million of deferred income tax expense and $0.5 million of disposition costs related to the Blackstone Transactions for the nine months ended September 30, 2019, which have been recorded within Income Tax Expense and Nonoperating Income, Net, respectively, in our Statement of Operations and Comprehensive Income (Loss).

(3)
Includes reductions of $0.6 million of promote fee income related to the previously recognized promote fee, net of tax, for Starfield Hanam, for the nine months ended September 30, 2020 and $4.8 million of promote fee income related to Starfield Hanam less $0.9 million of income tax expense, for the nine months ended September 30, 2019. The promote fee (and related adjustments) and income tax expense were recorded within Equity in Income (Loss) of UJVs and Income Tax Expense, respectively, in our Consolidated Statement of Operations and Comprehensive Income (Loss).

(4)	Amounts in this table may not recalculate due to rounding.

Reconciliation of Net Income (Loss) to Net Operating Income

	Three Months Ended September 30
	(in millions)
	2020	2019	Growth %
Net income (loss)	$(36.6)	$316.4
Add (less) depreciation and amortization:
Consolidated businesses at 100%	49.2	47.8
Noncontrolling partners in consolidated joint ventures	(2.0)	(1.8)
Share of UJVs	16.2	17.7
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	33.1	37.7
Noncontrolling partners in consolidated joint ventures	(2.7)	(2.8)
Share of UJVs	16.1	17.8
Income tax expense:
Consolidated businesses at 100%	—	2.0
Share of UJVs	0.9	1.0
Less noncontrolling share of loss (income) of consolidated joint ventures	0.3	(1.0)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	4.4	5.6
EBITDA attributable to outside partners in UJVs	32.2	50.4
EBITDA at 100%	$111.1	$490.8
Add (less) items excluded from shopping center NOI:
General and administrative expenses	7.0	9.6
Management, leasing, and development services, net	—	—
Simon transaction costs	17.1
Restructuring charges	2.4	0.9
Costs associated with shareholder activism		0.7
Straight-line of rents	1.7	(0.8)
Nonoperating income, net	(13.5)	(16.8)
Gain on partial disposition of ownership interest in UJV		(138.7)
Gain on remeasurement of ownership interest in UJV		(145.0)
Impairment charge	39.7
Unallocated operating expenses and other	3.9	6.7
NOI at 100% - total portfolio	$169.3	$207.4
Less - NOI of non-comparable centers (1)	(14.7)	(21.3)
NOI at 100% - comparable centers	$154.6	$186.1	(16.9)%
Foreign currency exchange rate fluctuation adjustment	(0.1)
NOI at 100% - comparable centers including lease cancellation income at constant currency	$154.6	$186.1	(16.9)%

NOI at 100% - comparable centers	$154.6	$186.1
Less lease cancellation income - comparable centers	(19.8)	(1.0)
NOI at 100% - comparable centers excluding lease cancellation income (2)	$134.8	$185.1	(27.2)%
Foreign currency exchange rate fluctuation adjustment	(0.1)
NOI at 100% - comparable centers excluding lease cancellation income at constant currency	$134.7	$185.1	(27.2)%

NOI at 100% - comparable centers	$154.6	$186.1
Less NOI of comparable centers attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(48.8)	(56.6)
Beneficial interest in NOI - comparable centers including lease cancellation income	105.8	129.5	(18.3)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	—
Beneficial interest in NOI - comparable centers including lease cancellation income at constant currency	$105.8	$129.5	(18.3)%

NOI at 100% - comparable centers excluding lease cancellation income (2)	$134.8	$185.1
Less NOI of comparable centers excluding lease cancellation income attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(43.4)	(56.3)
Beneficial interest in NOI - comparable centers excluding lease cancellation income	91.4	128.8	(29.0)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	—
Beneficial interest in NOI - comparable centers excluding lease cancellation income at constant currency	$91.4	$128.8	(29.0)%

NOI at 100% - total portfolio	$169.3	$207.4
Less lease cancellation income - total portfolio	(26.0)	(2.4)
Less NOI attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs excluding lease cancellation income - total portfolio	(45.2)	(56.4)
Beneficial interest in NOI - total portfolio excluding lease cancellation income	$98.2	$148.6	(33.9)%

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

Reconciliation of Net Income (Loss) to Net Operating Income

	Nine Months Ended September 30, 2020
	(in millions)
	2020	2019	Growth %
Net income (loss)	$(42.0)	$363.0
Add (less) depreciation and amortization:
Consolidated businesses at 100%	162.8	137.1
Noncontrolling partners in consolidated joint ventures	(5.8)	(6.2)
Share of UJVs	48.3	53.8
Add (less) interest expense and income tax expense:
Interest expense:
Consolidated businesses at 100%	101.3	112.6
Noncontrolling partners in consolidated joint ventures	(8.3)	(8.9)
Share of UJVs	48.5	52.6
Income tax expense:
Consolidated businesses at 100%	0.5	4.9
Noncontrolling partners in consolidated joint ventures		(0.2)
Share of UJVs	1.4	2.7
Share of income tax expense on disposition of ownership interests	1.5
Less noncontrolling share of income of consolidated joint ventures	(1.0)	(3.2)
Add EBITDA attributable to outside partners:
EBITDA attributable to noncontrolling partners in consolidated joint ventures	15.1	18.5
EBITDA attributable to outside partners in UJVs	123.0	146.6
EBITDA at 100%	$445.2	$873.3
Add (less) items excluded from shopping center NOI:
General and administrative expenses	22.6	26.8
Management, leasing, and development services, net	(0.2)	(1.1)
Simon transaction costs	32.5
Restructuring charges	2.8	1.6
Costs associated with shareholder activism		16.7
Straight-line of rents	4.7	(6.0)
Nonoperating income, net	(14.0)	(33.4)
Gains on partial dispositions of ownership interests in UJVs	(12.8)	(138.7)
Gains on remeasurements of ownership interests in UJVs	(14.1)	(145.0)
Impairment charge	39.7
Unallocated operating expenses and other	13.8	22.9
NOI at 100% - total portfolio	$520.2	$616.9
Less - NOI of non-comparable centers (1)	(41.4)	(57.6)
NOI at 100% - comparable centers	$478.7	$559.3	(14.4)%
Foreign currency exchange rate fluctuation adjustment	2.1
NOI at 100% - comparable centers including lease cancellation income at constant currency	$480.8	$559.3	(14.0)%

NOI at 100% - comparable centers	$478.7	$559.3
Less lease cancellation income - comparable centers	(26.9)	(6.5)
NOI at 100% - comparable centers excluding lease cancellation income (2)	$451.8	$552.8	(18.3)%
Foreign currency exchange rate fluctuation adjustment	2.1
NOI at 100% - comparable centers excluding lease cancellation income at constant currency	$453.9	$552.8	(17.9)%

NOI at 100% - comparable centers	$478.7	$559.3
Less NOI of comparable centers attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(145.4)	(169.2)
Beneficial interest in NOI - comparable centers including lease cancellation income	333.4	390.1	(14.5)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.4
Beneficial interest in NOI - comparable centers including lease cancellation income at constant currency	$333.8	$390.1	(14.4)%

NOI at 100% - comparable centers excluding lease cancellation income (2)	$451.8	$552.8
Less NOI of comparable centers excluding lease cancellation income attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs (3)	(138.6)	(167.8)
Beneficial interest in NOI - comparable centers excluding lease cancellation income	313.2	385.0	(18.7)%
Beneficial interest in foreign currency exchange rate fluctuation adjustment	0.4
Beneficial interest in NOI - comparable centers excluding lease cancellation income at constant currency	$313.6	$385.0	(18.5)%

NOI at 100% - total portfolio	$520.2	$616.9
Less lease cancellation income - total portfolio	(33.7)	(10.4)
Less NOI attributable to noncontrolling partners in consolidated joint ventures and outside partners in UJVs excluding lease cancellation income - total portfolio	(146.0)	(165.3)
Beneficial interest in NOI - total portfolio excluding lease cancellation income	$340.5	$441.2	(22.8)%

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In connection with the Agreement and Plan of Merger (the Merger Agreement) for Simon Property Group, Inc. (Simon) to acquire a 100% ownership interest in Taubman Centers, Inc. (TCO) and an 80% ownership interest in The Taubman Realty Group Limited Partnership (TRG) (see "Note 1 - Interim Financial Statements - Merger Agreement to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q), on June 10, 2020, Simon filed a complaint in the State of Michigan Circuit Court for the Sixth Judicial Circuit (Oakland County) (the Court) seeking a declaration that Simon validly terminated the Merger Agreement among Simon, us, and other parties and that Simon is not required to close the transaction contemplated by the Merger Agreement, and requesting an award of unspecified damages for our alleged breaches of the Merger Agreement. In its complaint, Simon alleges that we have suffered a Material Adverse Effect under the Merger Agreement due to the effects on it of the COVID-19 pandemic, and that we breached the covenants in the Merger Agreement governing the conduct of our business in the ordinary course. On June 17, 2020, TCO and TRG (the Taubman Parties) filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Answer and Counterclaim) in response to the Simon Complaint, which added Silver Merger Sub 1, LLC and Silver Merger Sub 2, LLC (with Simon and the Simon Operating Partnership, the Simon Parties) as counterclaim defendants. In the Taubman Answer and Counterclaim, we deny that we had suffered a Material Adverse Effect or that we had breached our covenant to use commercially reasonable efforts to operate in the ordinary course of business consistent with past practices, and therefore the Merger Agreement could not be terminated by the Simon Parties. Additionally, in the Taubman Answer and Counterclaim, we seek to have the Court enter a judgment of specific performance, compelling the Simon Parties to comply with their obligations under the Merger Agreement and consummate the transaction. Additionally, the Taubman Parties seek a declaratory judgment that, due to the Simon Parties’ repudiation and material breach of the Merger Agreement by delivering the Purported Termination Notice and failing to use reasonable best efforts to consummate the transaction, we have the right to seek damages, including based on the loss of the premium offered to our equity holders.

On June 23, 2020, the Court ordered that the case be referred to facilitative mediation to be completed by July 31, 2020. Discovery was ordered to commence immediately, and the case was ordered to be trial ready by mid-November 2020. Facilitative mediation has not resulted in a settlement as of the date hereof.

On September 9, 2020, Simon filed a Supplemental Complaint. In the Supplemental Complaint, Simon alleges that the Taubman Parties breached certain interim operating covenants in the Merger Agreement by (i) amending their credit facilities and (ii) granting rent abatements and deferrals to distressed tenants. On September 16, 2020, the Taubman Parties filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Amended Answer and Counterclaim) in response to the Supplemental Complaint. In the Taubman Amended Answer and Counterclaim, the Taubman Parties deny that they breached the operating covenants in the Merger Agreement by amending their credit facilities or by granting rent abatements and deferrals to financially distressed tenants.

Trial is scheduled to begin on November 16, 2020, and is scheduled to conclude on November 20, 2020.

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

The first shareholder complaint was filed in the United Stated District Court for the Eastern District of Michigan on May 18, 2020. The plaintiff is Hannah Mason, and the defendants are TCO and each of its current directors. Plaintiff seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper.

On July 17, 2020, the Court entered the parties’ First Stipulated Extension of Defendants’ Time to Answer or Otherwise Respond to Plaintiff’s Complaint (the First Stipulation). The First Stipulation extended the Taubman Parties’ deadline to answer or otherwise respond to Plaintiff’s Complaint through and including September 18, 2020.

On September 16, 2020, the Court entered the parties’ Second Stipulated Extension of Defendants’ Time to Answer or Otherwise Respond to Plaintiff’s Complaint (the Second Stipulation). The Second Stipulation extends the Taubman Parties’ deadline to answer or otherwise respond to Plaintiff’s Complaint through and including December 17, 2020. The Taubman Parties intend to reassess Plaintiff’s Complaint upon conclusion of the pending litigation against Simon.

The second shareholder complaint was filed in the United States District Court for the District of Delaware on May 21, 2020. The plaintiff is Joseph Post, and he seeks to represent a class of similarly situated individuals. The defendants are TCO and each of its current directors, Simon Property Group, Inc., Simon Property Group, L.P., Silver Merger Sub 1, LLC, Silver Merger Sub 2, LLC, and TRG. The complaint seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, injunctive relief requiring defendants to issue a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper. TCO and TRG have not been served with a copy of the summons or complaint in this matter, and the Court has taken no further action on the matter to date.
The third shareholder complaint (the Balch Complaint) was filed in the United States District Court for the District of New Jersey on June 2, 2020. The plaintiff is Colby Balch, and the defendants are TCO and each of its current directors. Plaintiff seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper.

On August 31, 2020, the Balch Complaint was voluntarily dismissed without prejudice under Federal Rule of Civil Procedure 41(a)(1)(A)(i). TCO, was never served with a summons or the Balch Complaint, and it did not pay any consideration in exchange for the dismissal.

The fourth shareholder complaint (the Baker Complaint) was filed in the United States District Court for the Southern District of New York on June 15, 2020. The plaintiff is Stacy Baker, and the defendants are TCO and each of its current directors. Plaintiff seeks injunctive relief preventing the merger from closing until defendants disseminate a revised proxy, injunctive relief directing defendants to issue a revised proxy, declaratory relief that defendants violated federal securities laws, rescission of the merger or damages should the merger close, costs, and such other relief as the court might deem just and proper.

On September 30, 2020, the Baker Complaint was voluntarily dismissed without prejudice under Federal Rule of Civil Procedure 41(a)(1)(A)(i). TCO, was never served with a summons or the Baker Complaint, and it did not pay any consideration in exchange for the dismissal.

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

The COVID-19 pandemic has adversely impacted the global economy and financial markets, with global legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is uncertainty as to timing of stabilization and recovery. The operations of both our U.S. and Asia shopping centers have been and could continue to be adversely impacted by the COVID-19 pandemic. The impact of the COVID-19 pandemic has had adverse effects on our business, financial statements, and liquidity, which may continue and may be adverse, including, but not limited to, the following:

•
certain states and cities where our businesses operate reacted by instituting shelter in place rules, social distancing rules and guidelines, restrictions on travel and public gatherings, and restrictions on the types of business that may continue to operate, all of which resulted in the temporary closure of most of our U.S. shopping centers in mid-March 2020. As of June 30, 2020, all U.S. properties and nearly 85% of stores had reopened. However, in mid-July 2020, two of our centers in California were ordered to temporarily close again amid rising cases of COVID-19. In late August, International Market Place in Hawaii was also ordered to temporarily close, but reopened in late September. In early September and October, our two centers in California reopened and currently all of our U.S. centers remain open. As of November 2, 2020, nearly 94% of our U.S. tenants had reopened with traffic, sales and tenant collections improving each month since May. Also, although all of our centers have reopened, there are still various restrictions in place that limit our centers and tenants from operating at the levels they did prior to the COVID-19 pandemic. If the U.S. continues to see prolonged or increased cases of COVID-19 infection, the risk of government mandated restrictions may rise, which could require centers to close, but we are unable to predict such potential restrictions;

•
the COVID-19 pandemic has resulted in reduced global economic activity, which has impacted certain of our tenants' businesses, financial performance, and liquidity and has caused, and could continue to cause, certain tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible tenant receivables, deferrals, and abatements. We have experienced and may continue to experience a reduction in rent collections for an indeterminate period of time. While we have agreed to certain lease concessions, discussions with our tenants remain ongoing and may result in further rent deferrals or rent abatements, as we deem appropriate on an individual basis based on each tenant’s unique financial and operating situation. Refer to "Note 1 - Interim Financial Statements - Risks and Uncertainties Related to COVID-19 Pandemic" and "Note 14 - New Accounting Pronouncements and Impending LIBOR Transition - New Accounting Pronouncements" to our consolidated financial statements for discussion related to our accounting for uncollectible tenant revenues, rent deferrals, and abatements related to the COVID-19 pandemic. Tenants could also file lawsuits against us arguing that they are not obligated to pay their rent during our center closures;

•
many of our tenants and anchors have been, and may continue to be, affected by the COVID-19 pandemic, which has led to, and could continue to lead to, reduced credit quality, increased bankruptcies, early terminations, reduced lease renewals, reduced negotiated rents in new leases, decreased sales performance, the closing of our tenants and anchors or increased rationalization of square footage. Certain of our lease agreements include co-tenancy and/or sales-based kick-out provisions which allow a tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain certain occupancy levels or retain specified named anchors, or if the tenant does not achieve certain specified sales targets. To the extent our occupancy levels decline significantly or we lose anchors, this may cause additional lease terminations. Further, replacing or maintaining mall tenants at attractive lease terms or at all could be difficult in a recession economy, which could lead to excess space in our centers and an oversupply of space in the industry. Prior to the COVID-19 pandemic, the U.S. shopping center industry already had been facing challenges and turbulence in recent years as it continued to evolve rapidly. In 2019, bankruptcies included Forever 21, one of our largest mall tenants, who accounted for 3.6% of Mall gross leasable area (GLA) as of September 30, 2020. During the nine months ended September 30, 2020, 5.9% of the total number of tenant leases filed for bankruptcy, which accounted for 6.2% of Mall GLA. Additionally, while excluded from the preceding statistics, during the nine months ended September 30, 2020, department stores JCPenney, Neiman Marcus, and Lord & Taylor, as well as other major tenants at our value and outlet centers, filed for bankruptcy. As of September 30, 2020, JCPenney, Neiman Marcus, Lord & Taylor, and other major tenants that filed for bankruptcy at our value and outlet centers accounted for an aggregate of 15 anchor or major locations in our centers. The impact of the COVID-19 pandemic has impeded and may continue to impede the recovery of the U.S. shopping center and retail industries;

•
portions of our rental revenues are based on tenant sales, which have been and could continue to be affected by the COVID-19 pandemic due to store closures in the near term, and potentially in the long-term to the extent it significantly and adversely impacts mall traffic and consumer behavior, as well as the desirability of shopping, dining and entertaining at malls (particularly our large, enclosed malls) compared to other alternatives. Consumer traffic is likely to be reduced until COVID-19 infection rates are significantly reduced, the population susceptible to COVID-19 infection is reduced, a vaccination which prevents or reduces the severity of the COVID-19 pandemic becomes widely available, or a cure or treatment is developed and becomes widely available;

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

•
the future growth of our portfolio could be adversely affected by the COVID-19 pandemic due to the factors mentioned elsewhere in this risk factor, which could impede us from pursuing our historical overall strategy of creating value through development, redevelopment, acquisition, or internal growth and recycling capital using long-term fixed rate financing on the centers upon stabilization. In response to the COVID-19 pandemic, U.S. planned capital expenditures for the year have been lowered by approximately $135 million, at our beneficial interest, which represents a reduction of nearly 65% from the original budget and could also impede us from realizing internal growth within our portfolio;

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

•
the negative financial impact of the COVID-19 pandemic could affect our future compliance with financial covenants of our $1.1 billion primary unsecured revolving line of credit, unsecured term loans, and other debt agreements and our ability to fund debt service. Failure to meet certain of these financial covenants or failure to pay our debt service could cause an event of default under and/or accelerate some or all of such indebtedness which could have an adverse effect on our business, financial statements, and liquidity. In August 2020, we entered into amendments to waive all of our existing financial covenants related to our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan for the quarter ending September 30, 2020 through and including the quarter ending June 30, 2021 (the covenant waiver period). The existing covenant requiring us to maintain a minimum of three eligible unencumbered assets remains in effect during the covenant waiver period. The amendments also added a liquidity covenant, which remains in effect until the financial covenants are in compliance using the definitions and requirements prior to the amendments (the covenant compliance date), which must be no later than the quarter ending June 30, 2022. The financial covenants for our loan on International Market Place mirror the requirements under our primary unsecured revolving line of credit so therefore, the waiver of our financial covenants also applies to the International Market Place loan. Refer to "Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Covenant Waiver Amendments" for further details related to the amendments for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan. Although we are currently able to meet our liquidity covenant, and expect to be able to meet it during the covenant waiver period, for our primary unsecured revolving line of credit, $275 million unsecured term loan, and $250 million unsecured term loan, there is no assurance that we will continue to be able to do so, even with the additional flexibility provided by the amendments.

Further, the availability of our $1.1 billion primary unsecured revolving line of credit could be reduced in the future following the covenant compliance date if the values of the assets in our unencumbered asset pool decrease as a result of effects from the COVID-19 pandemic. As a result of the additional $350 million borrowing made as a precautionary measure to increase liquidity, preserve financial flexibility, and fund temporary working capital needs due to uncertainty resulting from the COVID-19 pandemic, we have increased leverage higher than our historical average and will incur interest expense on our borrowings, as well as increase our vulnerability to future economic and industry conditions. In June 2020, we repaid $100 million, reducing the balance on our $1.1 billion primary unsecured revolving line of credit to $870 million as of September 30, 2020. After considering the outstanding balances, the outstanding letters of credit, and the terms of the covenant waiver amendment, the availability under our $1.1 billion primary unsecured revolving line of credit and our $65 million secured revolving line of credit was $197.5 million as of September 30, 2020;

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

•
our ability or desire to pay dividends on our stock could be limited in the future. We did not declare a second or third quarter dividend on our common stock, and the decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our indebtedness and preferred shares, the annual dividend requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors deems relevant. The Board of Directors will monitor our financial performance and liquidity position on an ongoing basis and will distribute taxable income, in the form of a common dividend and distributions to participating securities, in accordance with our partnership agreement and REIT qualification requirements as permitted under the new covenant waiver amendments; and

•
weaker economic conditions could result in lower fair values of assets and cause us to recognize impairment charges for our consolidated centers or other than temporary impairment of our Investments in UJVs. In October 2020, we completed the sale of our interest in Stamford Town Center, and as a result of the sale, during both the three and nine months ended September 30, 2020, we recognized an impairment charge of $19.8 million within Equity in Income (Loss) of UJVs on our Consolidated Statement of Operations and Comprehensive Income (Loss).

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

On September 9, 2020, Simon filed a Supplemental Complaint. In the Supplemental Complaint, Simon alleges that the Taubman Parties breached certain interim operating covenants in the Merger Agreement by (i) amending their credit facilities and (ii) granting rent abatements and deferrals to distressed tenants. On September 16, 2020, the Taubman Parties filed an Answer, Affirmative Defenses, and Counterclaim (the Taubman Amended Answer and Counterclaim) in response to the Supplemental Complaint. In the Taubman Amended Answer and Counterclaim, the Taubman Parties deny that they breached the operating covenants in the Merger Agreement by amending their credit facilities or by granting rent abatements and deferrals to financially distressed tenants.

Trial is scheduled to begin on November 16, 2020, and will conclude on November 20, 2020.

If we are unsuccessful in our lawsuit and there is an adverse decision by the Court, the transaction contemplated by the Merger Agreement may not be consummated and our shareholders may not receive the consideration which they are entitled, pursuant to the Merger Agreement, to receive upon consummation of the transaction.

Item 5.	Other Information

Effective November 6, 2020, Ryan Hurren was appointed as the Chief Accounting Officer (CAO) of Taubman Centers, Inc. (TCO) and The Taubman Company, LLC (the Manager) and now serves as principal accounting officer of TCO. Mr. Hurren previously served as the Vice President, Investor Relations, Interim CAO of TCO and the Manager since November 2018. Mr. Hurren joined the Manager in 2010 and has worked in various roles of increasing responsibility within the accounting, financial reporting, and investor relations functions. Prior to joining the Manager, Mr. Hurren began his career in public accounting with Plante & Moran, PLLC. Mr. Hurren is a Certified Public Accountant.

Simon J. Leopold, who previously served as TCO's principal accounting officer, will continue to serve as TCO's and the Manager's Chief Financial Officer, as well as TCO's principal financial officer.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Period Ending	Exhibit	Filing Date	Filed Herewith
4.1*	Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 7, 2020, by and among The Taubman Realty Group Limited Partnership and JPMorgan Chase Bank N.A., as Administrative Agent, and the various lenders on the signatures pages thereto.	10-Q	June 30, 2020	4.1	August 10, 2020
4.2*	Pledge Agreement, dated as of August 7, 2020, by and among The Taubman Realty Group Limited Partnership, the subsidiaries on the signature pages thereto and JPMorgan Chase Bank N.A., as Collateral Agent.	10-Q	June 30, 2020	4.2	August 10, 2020
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
**	Documents are furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAUBMAN CENTERS, INC.
Date:	November 9, 2020	By: /s/ Simon J. Leopold
Simon J. Leopold
Executive Vice President, Chief Financial Officer (Principal Financial Officer)